Form 10KSB
period 1999-12-31
1ST NET TECHNOLOGIES INC
filed 2000-06-08
CIK 1062273

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended: December 31, 1999

                        Commission File No. 0-27145



                       1ST NET TECHNOLOGIES, INC.
     ----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                       33-0756798
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

            11423 West Bernardo Court, San Diego, California 92127
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

Issuer's Telephone Number, Including Area Code:  (858) 675-4449

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.001 PAR VALUE
                        -----------------------------
                              (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $3,328,387

As of December 31, 1999, 5,753,700 shares of common stock were outstanding.

Documents incorporated by reference:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes __   No X

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     1st Net Technologies, Inc., a Colorado corporation (with our subsidiaries, "1st Net" or "we"), is an Internet products and services company. We were incorporated in Colorado on May 14, 1990 as Snow Eagle Investments, Inc. On April 2, 1997, we acquired the assets of 1st Net Technologies, LLC, a California limited liability company. On April 22, 1997, we amended and restated our Articles of Incorporation to change our name to 1st Net Technologies, Inc. In 1997, we commenced business operations.

     We have three subsidiaries:

     - Children's Technology Group, Inc.("CTGI"), a Nevada corporation;

     - Mariah Communications, Inc. ("Mariah"), a Colorado corporation; and

     - SSP Management Corporation ("SSP"), a Colorado corporation.

OUR COMPANY

     We provide E-business products and services that enable businesses to develop and maintain an effective Web presence and to communicate effectively on the Internet. We have also developed an E-mail administration and database management software product called "Envoy Mail." Through our subsidiary CTG, we are continuing to develop and deploy a range of Internet products, including private label community Web browsers (Web browsers that appear to users as though they are owned and operated by our customers). We, along with our subsidiary, SSP Management Corp., we have also built several online financial web sites and newsletter publications, including otcdigest.com, smallcapdigest.com, otcjournal.com, investmentopportunity.com, and angelnetwork.com that provide financial research and information resources to selected opt-in subscribers.

INFORMATIONAL/E-COMMERCE WEB SITES

     We have been and continue to be engaged in various types of Internet Web site projects that have required a rapid Web site building cycle, a combination of content and transaction processing capability, interactivity, and personalization. Set forth below are some examples of sites we have constructed, or are constructing, which are representative of our Web site building capabilities:

     - www.nofear.com is a state-of-the-art Web site that was launched in November 1999. Our client, No Fear, Inc., is a leading provider of action sports apparel. Constructed in cooperation with Direct Systems Support, an IBM Premier Business Partner, it supports E-commerce transactions, allows customers to browse No Fear's selection of products, enables No Fear personnel to contribute up-to-the-minute content, and is to feature video-streaming of music and action sports.

     - www.laforza.com is the site of Laforza Automobiles, Inc., a manufacturer of Italian-made sport utility vehicles. Its wholly-owned division, Monster Motorsports, is an after-market customizer of high-end, high-performance sports cars. The site features full information functionality, allowing customers to view the cars and compare prices.

     - www.abf-dss.com is the site of Direct Systems Support, Inc., a San Diego based IBM Premier Business Partner. The site allows prospective clients to peruse the various products and services offered by the company and to establish a communication link to the company.

INTERNET MARKETING SERVICES

     We provide online marketing programs and services for vendors of various products and services.

E-MAIL SERVICES AND SOFTWARE

     While a large number of companies and organizations have Web sites, they often lack the underlying sophisticated database systems to capture the names of visitors and then sort them by select criteria for ongoing marketing and sales efforts. In 1999, we began development of a new software product, called Envoy Mail Version 1.0, which is a full-featured, Web-based E-mailing and database management system.

     Envoy Mail offers our customers valuable Web-based E-mail information management tools. Envoy Mail allows subscribers to not only capture and manage a database of E-mail visitors to their Web site, but also to communicate effectively with that database. We charge our customers on a three-tiered level based upon the number of members in their database and upon the number of E-mails sent through our system.

COMMUNITY-BASED WEB BROWSERS

     In association with our majority-owned subsidiary, CTGI, a Nevada corporation ("CTGI"), we have developed a secure Internet browser, Crayon Crawler(TM), designed specifically for children. Designed for the 5 to 11 year-old age group, Crayon Crawler helps to protect children in today's computing environment, and provides a conduit for education, entertainment, and exploration of the Internet without the worries associated with unsupervised browsing. Crayon Crawler generates revenues for us through the sale of sponsorships, receipt of subscription fees and through revenue sharing of income from e-commerce transactions generated through the electronic community. Specific features include the following:

     - Browser and Database. Crayon Crawler provides access only to Web sites that have been pre-approved to be on our "Include List" of sites. Crayon Crawler will not allow a child to access a Web address that has not been pre-approved by the community or their parent/guardian.

     - Sound And Speech Capabilities. Microsoft's Agent(TM) technologies provide the user with animated characters that are text-to-speech enabled. This allows Crayon Crawler's Agent characters to talk with dynamic responses. For example, characters can speak to a child or read a child his or her E-mail. Additionally, Crayon Crawler is RealAudio and MediaPlayer enabled for streaming video and audio.

     - Instant Messaging and Who's Online. Crayon Crawler automatically logs children who are members of the community into the closed-community servers. This allows children to find out if any of their friends are online and to communicate with them by sending messages. This system also allows the community system administrators the ability to track the activities of members and keep out potential intruders.

     - Chat Client. Crayon Crawler provides closed chat rooms for its community members. It allows children to find out who else is presently online with them in an environment that is closed to the Internet at large. Our intention is to enable monitoring of the closed community in order to create a safe environment for children. In this way, children can communicate with other community members without parents having to worry about who or what their child will encounter.

     - E-mail. Crayon Crawler will provide a closed E-mail system for children so that "spam," pornographic banners, links, and unwanted E-mail cannot be sent to, or by, a child.

     In May 1999, we granted CTGI exclusive world-wide marketing rights to the Crayon Crawler Kid Safe Web Browser and the kids browser marketplace in exchange for 4,000,000 shares of Common Stock of CTGI.

INTERNET TELEPHONY

     Through our majority-owned subsidiary, Mariah Communications, Inc., a Colorado corporation ("Mariah"), a development stage company, we have been in the process of developing a deployable Internet protocol ("IP") telecommunications gateway. This type of service, which allows for the transmission of packets of data over voice lines and is known generally as Internet Protocol Telephony, or "IP Telephony," is believed to offer significant advantages over conventional telecommunications systems, including significantly reduced equipment costs, improved bandwidth efficiency, direct routing of calls, lower costs and improved ease of network administration and delivery of multi-media services over a single network infrastructure. IP Telephony combines the low cost, global reach of the Internet and the high quality and security of private IP-based networks with the public telephone system's ease of access.

     Mariah expects that it will need substantial capital over the next 24 months in order to implement its planned business operations. As Mariah does not have any definitive agreements concerning financing, there can be no assurance that any financing will be available or that Mariah will be able to implement its current business plan. Without financing, or some alternative source of funding, Mariah will only be able to conduct limited operations. In September 1999, Mariah received a convertible promissory note from Last Mile Communications, Inc., an unaffiliated Colorado corporation, in the principal amount of $220,000. In December, 1999, this note was converted into 400,000 shares of common stock of Last Mile Communications, Inc. at a conversion rate of $.55 per share.

INTERNET PORTALS

     In association with our wholly owned subsidiary, SSP Management, Inc., a Colorado corporation ("SSP"), we own and maintain several Internet Web sites, which have financially related themes and content. These sites present to individual opt-in investors clear, original and timely coverage about publicly-traded companies which generally have not yet attracted significant attention on Wall Street or institutional money managers. In addition, our angelnetwork.com Web site, written exclusively for accredited investors who must first execute an investor questionnaire to be eligible for our subscriber base, introduces investors to companies in an early stage of financing and educates them about alternative investment vehicles. Membership to our online web sites and publications is free for all subscribers. As of December 31, 1999 we had approximately 280,000 opt-in subscribers to our online financial publications. We have been informed by the Securities and Exchange Commission that it has commenced an enforcement investigation into the activities of SSP. At the present time, the outcome of this investigation is uncertain.

OUR WEB STRATEGY

     Our primary objective for the Internet is to create leading branded Web sites that allow our clients the ability to create an effective Web presence. Our strategy is designed to maximize the quantity and quality of traffic to our client's Web sites and to assist them in developing a strong and loyal community, thereby also creating an audience which is highly attractive to companies that are advertising and engaging in commerce over the Internet. Our strategy to achieve this objective includes the following key elements:

     Build Traffic and Customer Loyalty. We believe that our plans for significantly increased marketing activities will provide us with increased visibility among Web users and companies advertising and engaging in commerce over the Internet. Additionally, we intend to pursue distribution relationships with high-traffic Web sites to strategically place programming and links to our Web sites as a key element in building traffic.

     Build and Capitalize on Attractive Audience Demographics. It is always important to understand the demographics of your prospective client. Therefore, we maintain a working knowledge of the potential customer throughout the entire Web process. Our Web sites, therefore, represent an attractive medium for companies that advertise and engage in commerce over the Internet. In order to attract new users and grow a loyal audience that appeals to a broad range of advertisers and business partners, we are investing in content, improved and expanded features, advertising, and promotional programs.

     Pursue Additional Revenue Streams. We believe that we have significant opportunities to capitalize on our audience and content offerings to create multiple revenue streams for future growth. We are continually exploring the use of revenue sharing programs with our clients, as well as advertising opportunities within each project we undertake.

SALES, MARKETING AND DISTRIBUTION

     We sell our products and services to our clients using a combination of distribution channels, including a direct in-house sales force, online distribution channels, and strategic relationships. As of January 1, 2000, we had 9 employees, or approximately 27 percent of our workforce, engaged in sales and marketing activities.

DIRECT SALES FORCE

     Our direct sales force focuses primarily on sales to corporate customers. Our sales representatives develop and pursue leads generated from inquiries on our Web sites, downloads of our trial products, and other direct marketing and networking efforts.

ONLINE DISTRIBUTION CHANNELS

     Our Web site, available at http://www.1stnettech.com, allows users to get information about the products and services that we offer as well as the ability to download and purchase certain products through links that reach to our subsidiary companies' Web sites.

     These online distribution channels provide us with a low-cost, globally accessible, 24-hour sales channel.

STRATEGIC RELATIONSHIPS

     Where appropriate and advantageous to the Company, we will identify and develop strategic relationships with other companies that significantly enhance our ability to develop, market or distribute our products and services. Currently, our strategic relationships include:

     Netsol International, Inc. (http://www.netsolpk.com). We are developing products and solutions in association with Netsol's offshore software development group. Netsol employs over 200 information technology professionals with offices in the United States, the United Kingdom and Pakistan. Netsol International, Inc. is the parent company of Network Solutions (PVT) Ltd. Pakistan, Netsol (U.K) Ltd. and Netsol USA, Inc. We believe this strategic relationship provides us with a competitive advantage for our software development products for a variety of markets due to lower development costs through Netsol's Pakistan software development center.

MARKETING AGREEMENTS

     NO FEAR, Inc. (http://nofear.com). In April, 1999, we signed a Web Site Development, Service and Revenue Sharing Agreement with NO FEAR, whereby we developed a fully functional E-commerce Web site aimed at marketing NO FEAR's line of over 500 sports apparel products. Per the terms of the original agreement, we will be paid a commission of 10% on all Net Sales Revenues generated by the site through November 2003. Thereafter, the Agreement will automatically renew for successive twelve (12) month terms unless terminated by either party with three (3) months notice. In August 1999, the Agreement was amended to add an additional 2.5% commission payable to us for cost overruns associated with the project. The additional commissions are payable through August 2000.

MARKETING ACTIVITIES

     Since our inception, we have invested approximately $340,285 in a broad range of marketing activities to generate demand, gain corporate brand identity, and establish corporate and subsidiary Web sites, and educate the market about our products and services. These activities have included advertising (print, radio and online), direct marketing via E-mail, sponsoring seminars for potential clients, participating in trade shows and conferences, and providing product and service information through our Web sites. Our marketing programs are aimed at informing our clients and customers of the capabilities and benefits of our products and services, increasing brand awareness, stimulating demand across market segments and encouraging other companies to enter into co-marketing and distribution arrangements with us.

PROFESSIONAL ONLINE CORPORATE AWARENESS PROGRAMS

     Prior to December 14, 1999, we provided certain online corporate awareness programs for publicly traded companies to leverage their worldwide exposure and improve their online shareholder relations. As of December 14, 1999, however, we discontinued our involvement in our online corporate awareness programs through the assignment of this portion of our business to a former officer who at that time was actively involved in the operation of that portion of our business. This person is no longer employed by us.

RESEARCH AND DEVELOPMENT

     We have been in development of our MindWalker series Web browsers since August 1998, when we began a relationship with Spirit 32 Development Corp. of Denver, Colorado ("Spirt 32"). Most of that time has been spent on developing Crayon Crawler, our Internet safe Web browser aimed at children ages 5 - 11. As of January 1, 2000, we had spent approximately $1.2 million toward the development of this product line. On January 21, 1999 we entered into an agreement to acquire all of the outstanding shares of Spirit 32, but this transaction was never completed. On January 14, 2000, we rescinded the old January 21, 1999 Agreement and entered into a new Technology Purchase Agreement with Spirit 32, pursuant to which we have now acquired all of Spirit 32's right, title and interest in and to the Mariah Internet Protocol Telecomputing Project, the MindWalker Series Browsers, the Crayon Crawler Browser, the Spirit 32 Voice Mailer and all of the trade names and copyrights associated with the names "Crayon Crawler," "Mind Walker" and "Mariah."

     Our subsidiary, Mariah Communications, Inc., through a pre-existing arrangement with Spirit 32 Development, is developing a PC gateway for telecommunications through an IP telephony switch, which eliminates the need for expensive hardware-based routers. The purpose of this product line is to reduce the costs to major telecommunications companies in implementing voice-over IP services (the ability to transmit voice responses over data lines).

     We have incurred certain research and development costs in the production of Envoy Mail. As of December 31, 1999 our total cost to develop Envoy Mail Version 1.0 was approximately $220,000. Further enhancement of Envoy Mail will continue in 2000.

     Our total cost of research and development to date is approximately $1.42 million.

COMPETITION

     The market for Internet services, software and products is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We all compete, directly and indirectly, for advertisers, viewers, members and content providers.

     We anticipate that the number of direct and indirect competitors will increase in the future. Many of our existing competitors, as well as a number of potential new competitors, may have longer operating histories in the Web market, greater name recognition, larger customer bases and higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, there can be no assurance that they will not develop services that are equal or superior to ours or that they achieve greater market acceptance than our product and service offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

     The Web, and 1st Net specifically, also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. Web companies and 1st Net would lose revenue if the Web were not perceived as an effective advertising medium. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with our competitors. Greater competition resulting from such relationships could have a material adverse effect on our business and, ultimately, our stock price. As a result, there can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

     We believe that Mariah's ability to compete in the Internet telephony industry successfully will depend upon a number of factors, including our ability to develop a commercially viable product; the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the Internet telephony infrastructure; marketing; the timing of introductions of new products and services into the industry; Mariah's ability to support existing and emerging industry standards; Mariah's ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

     The market for telecommunications services, in particular, is extremely competitive and there are a growing number of competitors in the Internet telephony industry. There are many companies that offer business communications services and which will compete with Mariah at some level. These include large telecommunications companies and carriers such as AT&T, MCI, and Sprint; smaller, regional resellers of telephone line access; and other existing Internet telephony companies. These companies, as well as others, including manufacturers of hardware and software used in the business communications industry, could in the future develop products and services that could compete with those of Mariah on a direct basis. Many of these entities have far greater financial and organizational resources than Mariah and control significant market share in their respective industry segments. Therefore, there is no assurance that Mariah will be able to successfully compete in the Internet telephony industry.

INTELLECTUAL PROPERTY

     Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily on state and federal copyright, trade secret and trademark common law to protect our proprietary technology. We have several unregistered trademarks, various unregistered copyrights and certain licenses of technology with third parties. We have no patents or other registered intellectual property, other than certain trademarks. The source code for our proprietary software is protected as a trade secret but not as a formally copyrighted work. At present, some of our trademarks or copyrights are not registered with the United States government; therefore, we do not enjoy the same degree of protection that we might otherwise have if they were already registered (as registration puts others on notice that particular copyrights and trademarks are in use and protected). The Company intends to eventually register all of its proprietary names and marks. The loss of any of our unregistered trademarks or copyrights (particularly source codes) could have a material adverse effect on our business.

     It is our policy to enter into confidentiality and non-competition agreements with our associates and generally to control access to and distribution of our proprietary technology. Notwithstanding the precautions taken by us to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our proprietary rights. It is also possible that third parties may independently develop technologies similar to those of our own. Policing unauthorized use of our intellectual property rights may be difficult, particularly because it is difficult to control the ultimate destination or security of information transmitted over the Internet. In addition, the laws of foreign countries may afford inadequate protection of intellectual property rights.

     We may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results and financial condition. We also use certain third-party technology, such as Agent (TM) software from Microsoft, and data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software or content infringes any person's proprietary rights. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms, if at all.

     In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain of the community features we may introduce. There can be no assurance that any such licenses will be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated, which could have a material adverse effect on our business, results of operations and financial condition.

     Because we license some data and content from third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origins and ownership of such licensed content and generally obtain indemnification to cover any breach of any such representations. However, there can be no assurance that such representations will be accurate or that such indemnification will be sufficient to provide adequate compensation for any breach of such representations. There can be no assurance that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to introduce new content or trademarks, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

GOVERNMENT REGULATION

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability, as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

     The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission ("FCC"), in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our service.

     A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect us. Also, the United States Congress ("Congress") recently enacted the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights.

     We are aware of this legislation, but cannot currently predict the effect, if any, that this legislation will have on our business. There can be no assurance that this legislation will have significant additional costs on our business or subject us to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business and cause the price of our common stock to decline. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the Securities and

Exchange Commission (the "Commission"), the NASD, various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Our failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, any of which could have a material adverse effect on our business, financial condition and operating results. The Securities and Exchange Commission has informed us that it has commenced an investigation with respect to SSP's past business activities. The outcome of this investigation is uncertain at the present time.

     Mariah uses the Internet for transmission of long distance telephone calls. Presently, the federal government does not regulate companies that provide Internet Telephony services as common carriers or telecommunications service providers. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority. Access charges are assessed by local telephone companies to long distance companies for the use of the local telephone network to originate and terminate long distance calls generally on a per minute basis. Access charges have long been a source of dispute, with long distance companies arguing that the access rates are substantially in excess of cost and local telephone companies arguing that access rates are needed to subsidize lower local rates for end user and other purposes. The FCC currently is considering whether subscriber calls to Internet service providers should be classified as "local" or "interstate" calls. Although the FCC to date has determined that Internet service providers should not be required to pay interstate access charges to local telephone companies, this decision may be reconsidered in the future if the FCC finds these calls to be "interstate." Mariah's costs for doing business would increase if Mariah were required to pay interstate access charges.

EMPLOYEES

     As of January 1, 2000, the Company and its subsidiaries employed 33 full-time employees. We also utilize independent contractors for legal services and sales development, among other functions. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We presently maintain our executive and administrative offices at 11423 West Bernardo Court, San Diego, California 92127. We lease this space, which is approximately 8,000 square feet, from Entrepreneur Investments, LLC, a Colorado limited liability company that is controlled by James H. Watson, Jr., our Chief Executive Officer, Chairman and a Director ("EI") at a rate of $8,000 per month on a five-year term that began on September 1, 1998.

     Our property and equipment as of December 31, 1999 consists of the following:

     1999
     ----

  Office Furniture and Fixtures and Equipment............... $ 217,933
  Office Equipment - Capitalized Leases.....................   291,407
  Leasehold Improvements....................................    22,954
  Vehicle - Capitalized Leases..............................    27,219
  Radio Equipment...........................................     4,243
  Computer Equipment -- Capitalized Leases..................    38,898
  Computer Equipment and Peripherals........................    50,546
                                                              --------
          Total.............................................   653,200

  Less Accumulated Depreciation.............................  (117,917)
                                                              --------
          Net Property and Equipment........................  $535,283
                                                              ========

     The future minimum annual aggregate rental payments required under both capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $216,928
2001........................................................   186,494
2002........................................................   185,254
2003........................................................   135,878
2004........................................................    42,404
Thereafter..................................................     -0-
                                                              --------
          Total.............................................  $766,958


ITEM 3.  LEGAL PROCEEDINGS.

     As of March 31, 2000, we were not a party to any material pending legal proceedings, and we are not aware of any material threatened legal proceedings to which we would be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Although a trading market for our Common Stock has at times existed in the past during periods while our shares were quoted on the OTC Bulletin Board, it is currently only sporadically traded through the "pink Sheets." Consequently, no meaningful market information is currently available.

     During the fiscal year ended December 31, 1999, we sold 472,400 shares of our Preferred Stock and 236,200 warrants in units of $5 each for gross proceeds of $1,181,000. The offering closed on March 11, 1999 and was conducted in reliance upon the safe harbor provision afforded by Rule 505 of Regulation D. The offering was sold to accredited investors and fewer than 35 non-accredited investors, each of whom received disclosure documents regarding the investment.

     The number of record holders of the Company's $.001 par value common stock at March 31, 2000, was approximately 1,500.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with our financial statements and notes thereto.

     The going concern opinion of our independent accountant, as disclosed in our Independent Auditors' Report attached to part F/S, is as follows:

          "The Company [1st Net] has a relatively short history of operations and has experienced losses in the year ended December 31, 1997, 1998 and 1999. As of December 31, 1999, the Company maintains an excess of $1,954,000 in retained deficits. In view of this matter, realization of a portion of the assets in the accompanying financial statements is dependent upon continued operations of the Company and upon the Company's ability to raise funds through debt or equity offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern (see Note 1a). Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence."

Overview
--------

     We derive our revenue from services provided in the Internet and multi-media industries. Specifically, we provide design and development services and products for companies looking to launch, increase or maximize their Internet/e-commerce presence. Also, we have developed certain proprietary technologies (i.e. our Crayon Crawler kid's Web Browser and Envoy Mail a database management product) which we feel will increase our overall capability to generate revenue and add value for our shareholders. Historically, we have provided corporate awareness programs for publicly traded companies looking to gain exposure via the Internet. Typically, that meant contracting us to build an effective Internet Web site for the client that would drive interested parties to their Web site for relevant information on the client's products, services or shareholder information. A majority of our services are billed on an hourly rate based upon a project specification document developed in association with the client. Fees for other services vary, based on the type of service and client. For example, clients who subscribe to our Envoy Mail program and system are charged on a three-tiered level based upon the number of members in their database and the number of emails they send through our system on a monthly basis.

     We maintain three (3) subsidiary corporations:

     (1) In January 1999, we acquired a 100% interest in SSP Management Corp., a Colorado corporation, from a private company that is considered a related party. Through our acquisition of that company, we have successfully built several investment-oriented Internet Web sites and on-line newsletter publications. During the 4th Quarter of 1999, Management decided that the Company had begun to grow its business away from that specific model. Thus, in December 1999, we began to divest ourselves of those types of clients and services and, where applicable, sell our information-based assets to companies whose long-term business objective is to participate in that arena.

     (2) In May 1999, we acquired a controlling interest in The Children's Technology Group, Inc. (CTG) (formerly Tummybusters, Inc.), a Nevada corporation. CTG is the company responsible for deploying our Crayon Crawler Kid's Safe Web Browser and community. The business model of CTG is quite simple. Our goal is to build a safe and enjoyable Internet community for children on-line. We feel that the potential market for this type of community is just beginning to materialize. We also believe that the overall public concern around the child safety issue on the Internet is growing rapidly. Our concept centers on the fact that until a true closed and monitored on-line community is established, where children can go without fear of encountering the harmful influences inherent in the open Internet, this problem cannot be solved. With the tremendous success of America Online, the community concept has proven itself to be an effective model. CTG's plan is to identify those elements that have made AOL's community so successful and adapt it specifically around children-oriented protection and content.

     (3) In August 1998, we acquired a controlling interest in Mariah Communications, Inc., a Colorado corporation. This company is responsible for spearheading our continued research and development into the business of Internet Protocol (IP) Telephony. To date, the Company has not been successful in developing a marketable product. It is presently not known when, or if, we will be successful in doing so.

     Our historical financial information contained in this prospectus is that of 1st Net Technologies, Inc. and its subsidiary corporations on a consolidated basis.

Capital Resources
-----------------

     Year Ended December 31, 1999

     At December 31, 1999, we had working capital of $12,873, accounts receivable of $67,498, and marketable securities (present value) of $1,158,366 comprising our current assets of $1,238,737. We had current liabilities of $680,387. During the 4th Quarter of 1999, the Company experienced a significant deficit in available working capital. It required us to obtain certain short-term loans, primarily to meet our payroll obligations. However, on a going forward basis, management feels comfortable that our reservoir of marketable securities which are available to us throughout the year 2000, combined with an anticipated increase of product/service revenue from our business realignment will be sufficient to grow our operation for the fiscal year 2000. Although, it is impossible to ascertain the actual value that will be eventually realized by us when we decide to sell our marketable securities, Management feels comfortable that we will realize significant income from these securities, when liquidation is prudent. Our greatest need for cash is payment of salaries and benefits to our management, programmers, and marketing staff, as well as administrative personnel. Our greatest reduction is expense, as a percentage of revenue, for the coming year should be outside services and contractors, which accounted for $921,543 or 27.6% of revenue, in 1999. This was due, in large part, to our continued beta development of the Crayon Crawler and Envoy Mail product lines. This represents a substantial investment for us, and Management feels comfortable that this investment will begin showing a return to the Company during fiscal year 2000 in the form of increased revenues. Management also anticipates that Professional Fees, which accounted for $615,604 or 18.5% of revenue, in 1999, will be lower in fiscal year 2000 because, in part, we are not currently anticipating a need to sell additional equity to raise operational/working capital during our 2000 fiscal year. However, we are unable to predict with any degree of certainty the results of our operations this year, and accordingly, make no assurance as to future cash flow.

Comparison of fiscal year ended December 31, 1999 to December 31, 1998
----------------------------------------------------------------------
     Our overall financial condition improved slightly from the fiscal year ended December 31,1998 as compared to the fiscal year ended December 31, 1999, although our net loss from operations increased significantly from ($150,431) in fiscal year 1998 to ($1,613,634) in fiscal year 1999, due primarily to the substantial investment in our intellectual properties. Our biggest concern at the end of 1999 was our lack of cash on-hand but, as discussed earlier, Management felt that we would have some remedy available to us in this area in fiscal year 2000, and that it would not adversely affect our ability as a going concern for the upcoming fiscal year. Our current assets increased 397% to 1,238,737 from December 31, 1998 to 1999, while current liabilities also increased, but in a smaller amount. Our Net (Loss) before taxes increased from ($286,978) in fiscal year 1998 to ($1,767,310) in fiscal year 1999.

Results of Operation
--------------------
Year ended December 31, 1999
----------------------------
     During the year ended December 31, 1999, we realized a net (loss) after taxes of ($1,525,313), or ($.33) per share, on revenues of $3,328,387, a 319%
increase year over year. Shareholders equity increased approximately 82% year over year to $818,059. Costs of our revenue include primarily salaries and benefits for our personnel, outside contractors & consultants, and professional fees. We believe these costs were higher relative to our revenues during 1999 due to the integration of many new employees, the increase in our intellectual property investments, and the legal costs associated with our equity offerings and SEC filings. We expect each of these situations to decrease somewhat for fiscal year 2000. The most significant items included in general and administrative expenses were payroll and related expenses, in the approximate amount of $1,943,488. We believe salaries and benefits for our management and administrative personnel will decrease slightly during 2000 as we realign our business to a less labor-intensive model. We also incurred approximately $921,543 of expenses during 1999 for outside services & consulting primarily associated with the development of our intellectual properties. We anticipate that this will decrease dramatically for 1st Net Technologies during fiscal year 2000, however, our subsidiary CTG will continue to have on-going development cost associated with the Crayon Crawler product line. During the year ended December 31, 1999, we also incurred approximately $615,604 of expenses for professional fees. We expect those expenses will be reduced somewhat during 2000 following completion of our Form 10-SB filing with the SEC. However, we will incur certain professional fees as we begin filing other required reports with the SEC. On a go-forward basis, our revenues will be divided between Web site design/development fees, multimedia programming services, and sponsorship fees. Revenues realized from stock sales, which represented the majority of our revenues in 1999, will decrease over the long term as we liquidate those holdings without adding other stock-based compensation. However, Management believes that its reservoir of unrealized gains on equities currently held by the Company will prove to be very valuable to our shareholders and us in the future.

     Because the equity securities that we currently hold amount to more than 40% of our total assets, we may be deemed to be an "Investment Company" and required to register under the Investment Company of 1940. We view this situation to be an anomaly, however, and we do not intend to be engaged in the business of investing, reinvesting owning, holding or trading in securities. We intend to rectify this situation within the next twelve months so that the amount of our equity securities will not exceed 40% of our assets. In the event that we are unsuccessful (or in the event that this situation occurs more than once in any three year period), it is likely that we would be forced to register which would significantly increase out regulatory burdens and professional fees.

Comparison of fiscal year ended December 31,1999 to the fiscal year ended December 31, 1998
-------------------------------------------------------------------
     During the year ended December 31, 1998, we realized a net (loss) after taxes of ($286,076), or ($.09) per share, on total revenue of $1,042,646. Our revenues increased 319% from 1998 to 1999, while our net (loss) increased approximately 21%. The substantial increase in our revenue from 1998 to 1999 resulted from the addition of many new clients, as well as a realization of deferred income on previous or existing clients.

Liquidity
---------
     Whereas, we do not feel at this time that 1st Net will require additional equity capital to fully realize its business operations in fiscal year 2000, it is almost certain that one or more our subsidiaries, notably CTG and Mariah, will need to secure additional equity capital if they are going to be successful in deploying their business plan.

Inflation
---------
     We are unable at this time to accurately predict what effect, if any, inflation will have on our operations in the future. Further, we cannot predict what effect any new products or services will have on our operation, as this is an evolving part of our business.

YEAR 2000 COMPLIANCE

     The Company has experienced no major problems with its systems as a result of the Year 2000 issue.


ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-24 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     By letter dated April 14, 2000, our former independent certified accountants, Corbin & Wertz, informed us that they were resigning as our independent certified accountants effective April 14, 2000. The letter states that the reason for the resignation is that we could not come to an agreement with Corbin & Wertz on the scope of the audit work to be performed by them on the December 31, 1999 audit. In addition, Corbin & Wertz stated that they were also withdrawing their previously issued opinion on the separate April 30, 1999 financial statements of Children's Technology Group, Inc., our majority-owned subsidiary.

     After Corbin & Wertz had commenced their audit of our consolidated financial statements, they informed us that the audit would be more work than originally anticipated because of the state of our financial records and the need to expand audit scope to comply with Statement of Auditing Standards No. 82 relating to the state of our financial records and an enforcement investigation commenced by the Securities and Exchange Commission with respect to certain aspects of our business, and informed us that they would need to increase their fees accordingly. We could not come to an agreement with Corbin & Wertz with respect to the amount of the increase in fees, and a decision was mutually made to terminate the relationship. Our Board of Directors discussed the problem with Corbin & Wertz, and we have authorized Corbin & Wertz to respond fully to inquiries from the new certified public accounting firm regarding any matters deemed appropriate by the new auditors, including, but not limited to, the scope of the audit.

      Corbin & Wertz's report on the Children's Technology Group, Inc.'s financial statements for the period of inception (July 30, 1998) through April 30, 1999 contained a going concern paragraph but otherwise did not contain a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Other than the Children's Technology Group, Inc. report, Corbin & Wertz has never issued any report on any financial statements for us or any of our parents or subsidiaries. During our two most recent fiscal years and the interim period up to the date of resignation, there were no disagreements between us and Corbin & Wertz that are required to be disclosed under Item 3-04(a)(1)(iv) of Regulation S-K, and there were no reportable events involving Corbin & Wertz as described under paragraphs (A) through (D) of Item 3-04(a)(1)(iv) of Regulation S-K.

     Subsequent to the resignation Corbin & Wertz, we engaged Argy & Company as our independent accountants.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

          Name                Age       Positions and Offices Held
          ----                ---       --------------------------

     James H. Watson, Jr.     37        Chairman, Chief Executive Officer
                                        and Director
     Clifford J. Smith        40        President and Director
     Mary E. Writer           41        Secretary

     Although there is no family relationship between any Director or Executive Officer of the Company, Mary E. Writer is the wife of Gregory D. Writer, our former Chief Executive Officer and the current Chief Executive Officer of Children's Technology Group, Inc., our majority-owned subsidiary.

     The Company presently has no committees.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

     James H. Watson, Jr., 37, has served as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson is Founder and the General Managing Member of Entrepreneur Investments, LLC, (EI) a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 - 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related Trademark Licensing and Event Management. Currently, Mr. Watson is the Chairman of the Board and CEO of 1st Net Technologies, Inc., as well as a member of the Board of Directors of its subsidiary, Children's Technology Group, Inc. In addition, Mr. Watson currently serves in the capacity of CEO of 1st Net's subsidiary, Mariah Communications, Inc. Mr. Watson serves as Chairman of the Board and Interim CEO of PROBOOK, Inc. a San Diego, California based sports marketing company. He holds a seat on the Board of Directors of Nicklebys.com, Inc., an Internet art auction company. Mr. Watson graduated from the University of Tennessee at Chattanooga in 1985 with a B.S. in Political Science.

     Clifford J. Smith, 40, has served as our President and a Director since September 1997. From 1991 until 1997, Mr. Smith was a food and beverage executive for Marriot Corporation in San Diego.

     Mary E. Writer, 41, has served as our corporate Secretary since December, 1999. Ms. Writer also currently serves the corporate secretary and treasurer of Probook, Inc., a sports marketing firm of which EI (our largest percentage shareholder) owns a majority interest. Her duties with both of these entities are essentially involved with payroll, accounting and record keeping functions. From December of 1996 through May of 1997, she served as the corporate secretary and treasurer of Celebrity Network, Inc, (now known as LaForza Automobiles, Inc.). From 1996 to 1998 she was also employed as an administrative assistant for EI, an affiliated entity that is controlled by James H. Watson. Prior to that time (until January 1996) she served as the corporate secretary and treasurer of Shareholder Communications Online, Inc.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and certain written representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the annualized base salary that we paid to Gregory D. Writer, Jr., our former Chief Executive Officer from 1997 through June, 1999. James H. Watson, Jr. became our Chief Executive Officer on June 29, 1999 and has not received any cash compensation for serving in such capacity. All other compensation for our executives or directors has not exceeded $100,000 on an annualized basis. Prior to 1997, we had not previously paid compensation to executives. We reimburse our officers and directors for any reasonable out-of-pocket expenses incurred on our behalf.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION
                              -------------------     RESTRICTED    SECURITIES
NAME AND PRINCIPAL                                      STOCK       UNDERLYING    ALL OTHER
POSITION                   YEAR   SALARY($)  BONUS($)   AWARDS      OPTIONS      COMPENSATION
------------------         ----   ---------  -------- ----------    ----------   ------------

Gregory D. Writer, Jr.     1997   $20,000         0           0            0            0
  Chief Executive Officer  1998         0         0           0            0            0
  from 1996 until          1999   $45,000         0           0            0            0
  June 29, 1999

James H. Watson, Jr.       1997         0         0           0            0            0
  Chairman and Chief       1998         0         0           0            0            0
  Executive Officer        1999         0         0           0            0            0
  since June 29, 1999


1999 NON-QUALIFIED STOCK OPTION PLAN

     We do not have any pension or profit-sharing plans. No stock options were issued in 1996, 1997 or 1998. In January 1999, we adopted a 1999 Non-Qualified Stock Option Plan, pursuant to which we issued 675,000 options to purchase Common Stock to certain employees. All of these options have expired with none being exercised. We had no incentive plan for employees or executives in 1997 or 1998.

COMPENSATION OF DIRECTORS

     When traveling from out-of-town, members of the Board of Directors are eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and meetings of committees of the Board of Directors. Non-employee directors will be paid $1,000 for their participation in Board or Board committee meetings. Non-employee directors will also be eligible for initial options granted upon becoming a member of the Board and annual option grants so long as they remain on the Board. See "1999 Incentive Plan."

     In 1999, we entered into a two (2) year Outside Director's Agreement with Steven J. Santamaria which entitled him to be paid an annual base compensation of 25,000 shares of our Common Stock, but since Mr. Santamaria resigned as a Director on January 1, 2000, he was only entitled to receive one year's compensation under this agreement. No other directors have received compensation for serving on our Board of Directors.

EMPLOYMENT AGREEMENTS

     On April 19, 1999, Mr. Lawrence K. Kimball entered into an employment agreement with us that was scheduled to end on April 19, 2002. Mr. Kimball's employment agreement provided for an annual base salary of $70,000 and granted him an option to purchase 150,000 shares of our Common Stock, having a ten-year term, at $5.00 per share, with vesting contingent upon his continued employment, in equal quarterly installments of 12,500 options. In addition to his cash compensation, Mr. Kimball received an automobile allowance of $300 per month. Mr. Kimball terminated his employment with the Company on November 30, 1999.

1999 INCENTIVE PLAN

     We have adopted an equity incentive plan ("1999 Incentive Plan"). The 1999 Incentive Plan is designed to promote the success of our business by more closely aligning the interests of employees, officers, directors and consultants with shareholders through the use of equity-based incentives. The total number of shares of Common Stock that may be granted or awarded under the 1999 Incentive Plan may not exceed 1,000,000, plus 10 percent of any increase in outstanding shares of Common Stock that occurs after December 31, 1999 (including any increase as a result of the issuance of shares under the 1999 Incentive Plan).

     The 1999 Incentive Plan provides for the granting of options, including "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights, restricted stock, stock bonuses, non-employee director options and other stock-based awards (collectively "Awards"). All Awards will be evidenced by an Award Agreement setting forth the terms and conditions applicable thereto. The 1999 Incentive Plan will be administered by a committee comprised of members of the Board of the Directors ("Committee"). Eligibility criteria, the number of participants and all other terms and conditions of the Plan will be determined by the Committee. The option price payable for the shares of Common Stock subject to each ISO shall not be less than 100 percent of the fair market value of the Common Stock on the date such option is granted.

     Pursuant to the 1999 Incentive Plan, non-employee directors are automatically granted options to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the grant date and thereafter non-employee directors will receive, on an annual basis, an option to purchase 2,500 shares of Common Stock at the fair market value at the time of such grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on December 31, 1999, by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

                                                 AMOUNT AND
                   NAME AND ADDRESS OF            NATURE OF       PERCENT OF
TITLE OF CLASS     BENEFICIAL OWNER(a)      BENEFICIAL OWNERSHIP    CLASS

Common Stock       Clifford J. Smith,
                    President and Director         300,000           5.2%

Common Stock       Entrepreneur Investments,
                    LLC/James H. Watson, Jr.     2,140,500          37.2%
                    Chief Executive Officer
                    and Chairman (b)
-----------------------

(a) All beneficial owners referenced are at the same address: 11423 West Bernardo Court, San Diego, California 92127. Unless otherwise indicated, all persons listed have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(b) James H. Watson is deemed to be the beneficial owner of all of the shares owned by EI.


     CHANGES IN CONTROL. We are not aware of any arrangement which might result in a change in control of 1st Net in the future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 5, 1997, we entered into an agreement to purchase eight automobiles from LaForza Automobiles, Inc. ("LaForza") (formerly Celebrity Networks, Inc.) for which we paid $400,000. As we had historically been successful in generating sales leads for LaForza in the past, our intent was to re-sell the vehicles over the Internet as a distributor and to use LaForza to handle the legal aspects of the sales. The vehicles were to be delivered to us beginning no later than March 30, 1998, with final delivery no later than August 30, 1998. Due to LaForza's inability to deliver the vehicles to us in a timely manner, we renegotiated the terms of the purchase in 1998 and received 200,000 shares of LaForza's common stock instead of the automobiles. The net market value of these shares as of December 31, 1998 had declined to $262,600 from their value of $400,000 as of December 31, 1997, and resulted in the recording of unrealized losses of $137,400 during 1998. Likewise, the net market value of these shares declined in 1999 to $100,000, resulting in unrealized losses of $162,600.

     Additionally, in 1999, through Mariah, we invested $220,000 in restricted shares of the Last Mile Communications Corporation, whose CEO and chairman of the board formerly held the same positions in Mariah.

     In 1999, we had aggregate related party sales of $1,276,121 of which $775,000 was eliminated in consolidation. There were no related party receivables as of December 31, 1999.

     In 1998, we had sales to related parties amounting to $622,156. In addition, the accounts receivable balance of $134,467 was all due from related parties, with approximately $119,000 attributable to SSP, which was acquired subsequent to December 31, 1998. (See Note 2 to our Financial Statements).

     We issued 265,000 shares of our common stock to employees during 1998 as bonuses for the 1997 year. Since the stock is restricted for a one-year period and there was no established market for the shares, the issuance of shares was recorded at par for a total of $265. We issued 595,300 additional shares of our common stock to management and key employees during 1999, as incentives and bonuses for the 1998 year, and 173,000 shares as payment for services. These shares issued are likewise restricted for a one year period, with no established market for trading and, accordingly, the issuance of such shares was recorded at par.

     EI currently owns approximately 37% of our outstanding shares and is our largest percentage owner (see Note 4 to our Financial Statements) and also owns a majority interest in Probook, Inc. The sole shareholder of EI also serves on the Board of each of our subsidiaries. The Company and/or EI also have officers or directors in common with various other entities.

     In 1999, sales to one unrelated customer totaled $970,500 which represented 28% of our sales. In 1998, sales to one customer, SSP, which was subsequently acquired, accounted for approximately 42% of our total revenues. Further, in 1999 and 1998, approximately 69.6% and 31%, respectively, of our revenue was in the form of common stock received, including the realized and unrealized gains on such stocks, as payment for services.

     In March 1998, we entered into an Investment Banking Agreement with EI, whereby EI provided $30,000 in consulting services to us, of which $15,000 is included in the accompanying financial statements as offering costs. As of December 31, 1997 and 1998, $12,500 and $6,162, respectively, are included in accounts payable as a result of our activities with EI. EI advanced us approximately $60,000 on an interest-free basis during 1997, of which we repaid $25,000 during 1997. The remaining balance of $34,500 is included in the accompanying financial statements as due to related parties as of December 31, 1997. This balance of the loan was repaid in full in June 1998.

     During the years ended December 31, 1999 and 1998, we subleased office space from EI for total rent payments of $96,000 and $41,347, respectively.

     On December 15, 1998, EI loaned us $5,400 on an interest-free basis, which is part of the related party balance due of $44,000 as of December 31, 1998. The remaining balance of $39,000 consists of a loan payable to CTGI of $24,000, and loans payable to two other affiliates totaling $15,000.

     On November 9, 1998, we entered into an Internet Web Site Development Agreement with La Jolla Fresh Squeezed Coffee Company, a Washington corporation ("La Jolla Coffee"), by which we provided corporate due diligence and Web site services to La Jolla Coffee. In exchange therefor, we received $30,000 and approximately five percent of the issued and outstanding stock of La Jolla Coffee, in addition to a stock option to purchase an additional three and three tenths percent (3.3%) of La Jolla Coffee's outstanding shares.

     In 1998, we had sales to related parties amounting to $622,156. In addition, the accounts receivable balance of $134,467 is all due from related parties, with approximately $119,000 attributable to SSP, which was acquired by us in January 1999.

     In January 1999, we borrowed $138,000 from Grey Mare, LLC, a Colorado limited liability company ("Grey Mare") on an interest-free basis. Mr. Wilford Purcell, the stepfather of Mr. Gregory D. Writer, Jr., our former Chief Executive Officer and Chairman, is the sole owner of Grey Mare. We repaid this loan in full on February 19, 1999.

     We believe that all of the related party transactions discussed above were on terms no less favorable to us than we would have received if the transactions were negotiated with disinterested third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3.1        Articles of Incorporation      Incorporated by reference to
                                           Exhibit 3.1 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on September 25,
                                           1999 (No. 0-27145)

 3.2        Bylaws                         Incorporated by reference to
                                           Exhibit 3.2 the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on September 25,
                                           1999 (No. 0-27145)

27          Financial Data Schedule        Filed herewith electronically


     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

     On February 29, 2000, a Form 8-K was filed reporting the Technology Purchase Agreement with Spirit 32.

     On April 19, 2000, a Form 8-K was filed reporting the resignation of Corbin & Wertz (our former independent certified accountants).

     On April 25, 2000, a Form 8-K was filed reporting the engagement of Argy & Company as our new independent accountants.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                      Consolidated Financial Statements

                Twelve months ended December 31, 1999 and 1998





                                   CONTENTS


                                                                     Page

Auditors' report                                                      F-2

Consolidated balance sheets - assets                                  F-3

Consolidated balance sheets - liabilities and shareholders' equity    F-4

Consolidated statements of operations                                 F-5

Consolidated statements of changes in shareholders' equity            F-7

Consolidated statements of cash flows                                 F-8

Notes to consolidated financial statements                            F-10

                         Independent Auditors' Report

The Board of Directors
1st Net Technologies, Inc.
11423 West Bernardo Court
San Diego, California 92127


We have audited the accompanying consolidated balance sheets of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test-basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Net Technologies, Inc., and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The Company is affiliated with other companies in the same line of business, all of which are controlled by a common control group with the ability to influence the volume of business done by each company. As discussed in Note 3, the Company and its affiliates have engaged in significant transactions with each other.

The Company has a relatively short history of operations and has experienced losses in the years ended December 31, 1997, 1998, and 1999. As of December 31, 1999, the Company maintains an excess of $1,954,000 in retained deficits. In view of this matter, realization of a portion of the in the accompanying financial statement is dependent upon continued operations of the Company and upon the Company's ability to raise funds through debt or equity offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern (see Note 1a). Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                       /s/ Argy & Company
                                       Argy & Company

Fountain Valley, California
April 30, 2000

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                         Consolidated Balance Sheets


                                  ASSETS

                                                   December 31,  December 31,
                                                      1999          1998
                                                   ------------  ------------
Current Assets:

     Cash (Note 1c)                                $    12,873   $  17,888

     Accounts Receivable, net of allowance for
      doubtful accounts of $22,999 and $20,285
      (Notes 1f & 3)                                    67,498     134,467

     Marketable Securities (Note 1e)                 1,158,366      78,496

     Investments                                           -0-      40,620

     Prepaid Expenses                                      -0-      10,186

     Related Party Loans Receivable (Note 1g)              -0-      30,226
                                                   -----------   ---------

     Total Current Assets                            1,238,737     311,883

Restricted Securities (Note 3)                         320,000     262,600

Property and Equipment, at cost,
     net of accumulated depreciation of
     $ 117,917 and $ 23,246 (Notes 1i & 5)             535,283     175,976

Proprietary Technology (Note 5)                        279,980         -0-

Intangible Assets, net of accumulated
     amortization of $126,223 and
     $9,323 (Notes 1i & 1j)                            317,643      13,000

Goodwill, net of accumulated amortization
     of $ 8,963 and $ 0 (Notes 1j & 2)                 125,482         -0-

Organization Costs, net of accumulated
     amortization of $15,624 and
     $13,593 (Note 1i)                                     -0-      11,270

Research and Development net of accumulated
     amortization of $ 5,540 and $ 0 (Note 1j)          16,023      28,491

Other Assets (Note 1h)                                  15,926         -0-
                                                   -----------   ---------

     Total Assets                                  $ 2,849,074   $ 803,220
                                                   ===========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                         Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,  December 31,
                                                      1999          1998
                                                   ------------  ------------
Current Liabilities:

  Accounts Payable and Accrued Liabilities        $    591,723   $   187,781
  Accounts Payable, Related Party                       20,169         6,162
  Current Portion of Long Term Debt (Note 1l)           66,095        15,878
  Due to Related Parties (Note 1g)                         -0-        44,000
  Demand Notes & Customer Deposits (Note 6)                -0-        10,000
  Dividends Payable (Note 8)                               -0-         6,000
  Deferred Revenues (Note 6)                               -0-        11,122
  Income Taxes Payable (Notes 1k & 6)                    2,400         2,400
                                                  ------------   -----------
     Total Current Liabilities                         680,387       283,343

Long Term Debt, Net of Current (Note 1l)               246,476        26,620
Deferred Credits from Acquisition of CTG,
  net of accumulated amortization of
  $29,504 and $0 (Note 2)                              634,332           -0-
Long Term Notes Payable                                 68,000           -0-
Long Term Notes Payable-Related Parties (Note 1g)      335,972           -0-

Commitments and Contingencies (Note 6)                     ---           ---
                                                  ------------   -----------
     Total Liabilities                               1,965,167       309,963
                                                  ------------   -----------

Minority Interest in Subsidiaries (Notes 1b & 2)        65,848          (342)
                                                  ------------   -----------
Stockholders' Equity:

Preferred Stock, $.001 par value; 10,000,000
  shares authorized: Series A-$2.50 participating,
  convertible, voting, cumulative; 400,000 shares
  authorized, issued and outstanding, -0- shares
  at December 31, 1999 and 20,000 at
  December 31, 1998 (Notes 1b, & 8)                        -0-        50,000

Common Stock, $.001 Par Value.  Authorized
  50,000,000 shares; issued and outstanding,
  5,753,700 shares at December 31, 1999 and
  3,513,000 at December 31, 1998 (Notes 1b & 7)          5,754         3,513

Additional Paid-In Capital (Notes 1b, 7 & 8)         2,766,629       874,415

Retained (Deficit) (Note 1a)                        (1,954,324)     (435,013)
                                                  ------------   -----------
     Total Stockholders' Equity                        818,059       492,915
                                                  ------------   -----------
     Total Liabilities and Stockholders' Equity   $  2,849,074   $   803,220
                                                  ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                      F-4

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Twelve Months Ended:
                                                  December 31,   December 31,
                                                     1999           1998
                                                  ------------   ------------
REVENUES (Notes 1a, 1f & 3)
  Web Page Design                                 $    352,865   $   497,062
  Web Page Design in Exchange for Stock                 36,254       237,660
  Internet Marketing Services                          105,000        97,000
  Internet Marketing Services in Exchange for Stock     35,000           -0-
  Consulting and Internet Hosting                      547,400           810
  Consulting  in Exchange for Stock                    277,544        90,480
  Realized Gain/(Loss) on Stocks derived
    from earnings                                    1,271,291        28,177
  Unrealized Gain/(Loss)on Stocks derived
    from earnings                                      696,134       (11,613)
  Realized Gain/(Loss) on Stock Sales                      -0-        96,177
  Other Service Income                                   6,899         6,893
                                                   ------------   ----------
     TOTAL REVENUES                                  3,328,387     1,042,646
                                                   ------------   ----------
OPERATING EXPENSES
  Salaries, Wages, Benefits and Payroll
    Taxes (Note 4)                                   1,943,488       496,190
  Advertising and Promotional                          300,927       206,307
  Bad Debts (Note 1f)                                  182,030        25,572
  Interest                                              21,719         2,930
  Internet Access and Other Fees                       106,528        59,621
  Insurance                                             14,186         6,390
  Office and Administrative Costs                      282,632        36,507
  Outside Services, Contractors and Referral Fees      921,543       211,889
  Professional Fees                                    615,604        13,535
  Office Rent                                           38,189           -0-
  Office Rent, Paid to an Affiliate (Note 3)           101,844        53,902
  Repairs & Maintenance                                 12,394           -0-
  Telephones & Utilities                               100,003        26,792
  Travel                                                88,740        25,985
  Depreciation and Amortization (Notes 1i & 1j)        212,194        27,457
                                                   ------------   ----------
     TOTAL OPERATING EXPENSES                        4,942,021     1,193,077
                                                   ------------   ----------
     NET (LOSS) FROM OPERATIONS                     (1,613,634)     (150,431)

OTHER INCOME (EXPENSE)
  Unrealized Loss on Decline of Restricted
    Stock Investment (Note 3)                         (162,600)     (137,400)
  Interest and Dividends                                 8,924           853
                                                   ------------   ----------
NET (LOSS) BEFORE TAXES ON INCOME AND SHARE OF      (1,767,310)     (286,978)
  MINORITY INTEREST IN LOSS OF SUBSIDIARIES
     TAXES ON INCOME (Notes 1k & 6)
       Minimum State Corporate Tax                       3,200         1,600
       Current Benefit                                (589,533)      (87,364)
       Deferred Expense                                589,533        87,364
                                                   ------------   ----------

The accompanying notes are an integral part of the consolidated financial statements.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Continued)

                                                     Twelve Months Ended:
                                                  December 31,   December 31,
                                                     1999           1998
                                                  ------------   ------------

NET (LOSS) BEFORE MINORITY INTEREST'S SHARE
  IN LOSS OF SUBSIDIARIES                           (1,770,510)     (288,578)
     Minority Interest in Undistributed Loss           245,197         2,502
                                                   ------------   ----------
NET (LOSS)                                         $(1,525,313)   $ (286,076)
                                                   ===========    ==========
EARNINGS PER SHARE (EPS) (Note 1n)
  BASIC EPS (Note 1n)                              $      (.33)  $      (.09)
                                                   ===========   ===========
  DILUTED EPS (Note 1n)                            $      (.33)  $      (.09)
                                                   ===========   ===========
    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC EPS                                       4,633,350     3,165,500
                                                   -----------   -----------
     DILUTED EPS                                     5,148,350     3,170,500
                                                   -----------   -----------


























The accompanying notes are an integral part of the consolidated financial statements.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
           Consolidated Statements of Changes In Shareholders' Equity
                    Years ended December 31, 1999 and 1998

                                 Preferred                Common
                           ----------------------  ---------------------- Additional                  Total
                           Number of ($0.001 Par)  Number of ($0.001 Par)  Paid-in    Accumulated   Stockholders'
                           Shares    $ Amount      Shares     $ Amount     Capital      Deficit       Equity
                           ----------------------  ---------------------- ----------  -----------   -------------

Balance at
 December 31, 1997              -0-  $       -0-   2,798,000    $ 2,798   $  506,252  $  (142,937)   $   366,113

Shares Issued (Note 3)          -0-          -0-     265,000        265          ---          ---            265

Reg. D Offerings:

  Common Stock
   (Notes 1b & 7)               -0-          -0-     450,000        450      449,550          ---        450,000

  Preferred - Series A
   (Note 8)                  20,000       50,000         ---        ---          ---          ---         50,000

  Offering Costs                ---          ---         ---        ---      (81,387)         ---        (81,387)

Dividends on Preferred
 (Note 8)                       ---          ---         ---        ---          ---       (6,000)        (6,000)

Net (Loss)
 December 31, 1998              ---          ---         ---        ---          ---     (286,076)      (286,076)
                           --------  -----------   ---------    -------   ----------  ------------   -----------
Balance at
 December 31, 1998           20,000       50,000   3,513,000      3,513      874,415      (435,013)      492,915

Shares Issued (Note 3)          ---          ---     768,300        769      167,569           ---       168,338

Acquisition of SSP
 (Note 2)                       ---          ---   1,000,000      1,000          ---           ---         1,000

Reg. D Offerings:

  Common Stock
   (Notes 1b & 7)               ---          ---         ---        ---      667,204           ---       667,204

  Preferred - Series A
   (Note 8)                 452,400    1,131,000         ---        ---          ---           ---     1,131,000

  Offering Costs                ---          ---         ---        ---     (123,087)          ---      (123,087)

Conversion of Preferred
 (Note 8)                  (472,400)  (1,181,000)    472,400        472    1,180,528         6,002         6,002

Net (Loss)
 December 31, 1999              ---          ---         ---        ---          ---    (1,525,313)   (1,525,313)
                           --------  -----------   ---------    -------   ----------  ------------   -----------
Balance at
 December 31, 1999              -0-  $       -0-   5,753,700    $ 5,754   $2,766,629  $ (1,954,324)  $   818,059
                           ========  ===========   =========    =======   ==========  ============   ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             1st NET TECHNOLOGIES, INC.
                                 and Subsidiaries
                         Consolidated Statements of Cash Flows

                                                                         Twelve Months Ended:
                                                                      December 31,  December 31,
                                                                          1999         1998
                                                                      -----------   -----------
Increase (Decrease) In Cash And Cash Equivalents:

Cash flows from OPERATING Activities:
    Net (Loss)                                                        $(1,525,313)  $  (286,076)
                                                                      -----------   -----------
  Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) By OPERATING Activities:
    Transactions not requiring cash:
    Depreciation and Amortization (Notes 1i, 1j & 5                       212,194        27,457
    Issuance of Stock for Services  (Notes 1b & 3)                            668           265
    Issuance of Stock to Acquire SSP Management                             1,000           -0-
    Minority Interest in Subsidiaries Acquisition (Notes 1b & 2)           65,506           342
    Provision for Doubtful Accounts (Note 1f)                               2,714        20,285
    Unrealized (Gains) Loss on Marketable Securities (Note 1e)         (1,049,568)       11,013
    Changes in operating assets and liabilities net of effects from purchase of Mariah. SSP Management and CTG:
      Decrease in Accounts Receivables, Marketable
      Securities, and Other Current Assets                                104,667      (157,701)
    Increase in Accounts Payable and Accrued Liabilities                  403,044        29,320
                                                                      -----------   -----------
    Total Adjustments                                                    (259,775)      (69,019)
                                                                      -----------   -----------
    NET CASH (USED) BY OPERATING ACTIVITIES                            (1,785,088)     (355,095)
                                                                      -----------   -----------
Cash Flows from INVESTING Activities:
    Unrealized Loss and Deposit Paid for Auto Purchase (Note 3)           162,600       137,400
    Investment in Restricted Stocks (Note 3)                             (220,000)          -0-
    Purchases of Property and Equipment (Notes 1i & 5)                   (469,904)     (127,224)
    Acquisition of Goodwill in SSP Management (Note 2)                   (134,445)          -0-
    Payments for Organizational Costs (Notes 1j & 5)                       (2,031)       (9,142)
    Payments for Intangible Assets (Notes 1j & 2)                        (406,620)      (10,000)
    Payments for Proprietary Technology                                  (279,980)          -0-
    Payments for Research and Development (Note 1i)                           -0-       (28,491)
                                                                      -----------   -----------
    NET CASH (USED) BY INVESTING ACTIVITIES                            (1,350,380)      (37,457)
                                                                      -----------   -----------
Cash Flows from FINANCING Activities:
    Principal Payments on Capital Lease Obligations (Note 5)              (39,808)      (11,170)
    Proceeds from Acquisition of Capital Lease Obligations (Note 5)       259,666           -0-
    Credits from Acquisition of Children's Technology Group (Note 2)      663,836           -0-
    Proceeds from Issuance of Long Term Notes Payable                     403,972           -0-
    Proceeds from Issuance of Preferred Stock (Notes 1b, 2 & 7)         1,131,000       450,000
    Proceeds from Issuance of Common Stock for Services (Notes 1b & 3)    167,670           -0-
    Proceeds from Issuance of Common Stock (Notes 1b & 8)                 667,204        50,000
    Costs Associated with Stock Offerings                                (123,087)      (81,387)
                                                                      -----------   -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,130,453       407,443
                                                                      -----------   -----------
    NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                     (5,015)       14,891

    Cash and cash equivalents at the beginning of the year                 17,888         2,997
                                                                      -----------   -----------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    12,873   $    17,888
                                                                      ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (Continued)
               Increase (Decrease) in Cash and Cash Equivalents

                                                                         Twelve Months Ended:
                                                                      December 31,  December 31,
                                                                          1999         1998
                                                                      -----------   -----------
Supplemental Disclosures of Cash Flow Information:
    Cash Paid During the Year for:
       Interest                                                       $    21,719   $     2,930
                                                                      -----------   -----------
       Income Taxes                                                   $     3,200   $     1,600
                                                                      ===========   ===========

Acquisition Note: In connection with the acquisition of 97.12% of the common stock of Mariah Communications, Inc. (Mariah), the Company acquired assets with a book value of $34,821 (including cash of $1,766) and assumed liabilities of $32,420, for consideration of granting exclusive proprietary technology rights to IP Telephony Technology, with a book value of $75,000 (see also Note 2).

Acquisition Note: In connection with the acquisition of approximately 86% of the common stock of The Children's Technology Group, Inc. (CTG), the Company acquired net assets with a book value of $1,249,963 (including a balance of $465,650 in cash), in exchange for the Company's "Mindwalker Technology".
This resulted in deferred credits from the acquisition, totaling $679,843 (see also Note 2).

Acquisition Note: In connection with the acquisition of 100% of the common stock of SSP Management Corp. (SSP), the Company acquired net assets with a book value of $4,457 (including a nominal balance of cash), for consideration of 1,000,000 common shares of the Company's stock and relief of debt for existing accounts receivable and loan receivable balances. This resulted in an excess of purchase price over book value of net assets totaling $134,445, which was recorded as goodwill.

Leases Note: During 1999 and 1998, the Company incurred capital lease obligations of $318,883 and $53,668, respectively, in connection with lease agreements to acquire equipment.

Related Party Note: During 1999, the Company received net $591,680 and repaid $299,708 to related parties in relation to short term and long term loans. During 1998, the Company received net $30,226 and repaid $27,900 to related parties in relation to short term loans. In addition, as discussed further in
Note 3, the Company had sales with related parties.

Non Cash Financing Note: In the year ended December 31, 1998, the Company issued warrants with the preferred stock offering which are associated with the $50,000 financing activity listed above. In the year ended December 31, 1999, the Company had a Regulation D offering for additional preferred stock totaling $1,131,000 (with associated offering costs of $123,087) for which additional warrants were issued (see also Note 8).

Sales Note: During 1999 and 1998, the Company recorded revenues of $1,044,932 and $328,140, respectively, that were paid in customers' stock.


The accompanying notes are an integral part of the consolidated financial statements.

                          1st NET TECHNOLOGIES, INC.
                               and Subsidiaries
                 Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(1)  Summary of Significant Accounting Policies

     (a)     Nature of Business

     1st Net Technologies, Inc. ("The Company"), was originally organized as Snow Eagle Investments, Inc. under the laws of the State of Colorado, on May 14, 1990. In April 1997, the Company initiated operations with the purchase of certain assets, and tradename of an internet shopping mall doing business as 1st NetZing Mall (NetZing). Subsequent to the acquisition of NetZing, the Company changed its name to 1st Net Technologies, Inc.

     The Company is primarily in the Internet commerce and services business, specializing in Internet services to publicly traded companies and high net worth investors, offering a diverse range of goods and services. Those services include "due diligence web sites", custom database systems management, investment opportunity profiling, information resourcing, and developing and supporting technological development to control and monitor information.

    On August 15, 1998, the Company acquired a controlling interest in Mariah Communications, Inc. (Mariah) (formerly, MC32, Inc.) (See Note 2). Accordingly, the accompanying consolidated financial statements of the Company include the results of operations, financial position and cash flows of Mariah. This majority owned Subsidiary is in a related Internet commerce activity, developing Internet protocol telephony technologies, wherein voice is converted into data and then reassembled once received after transmission on the Internet.

     On January 19, 1999, the Company acquired 100% of the outstanding common stock of SSP Management Corp. (SSP), an entity which provides internet public relations and internet newsletters. This company was acquired in exchange for 1,000,000 common shares in the Company (See Note 2). Accordingly, the accompanying consolidated financial statements of the Company include the results of operations, financial position and cash flows of SSP.

     On May 1, 1999, the Company acquired a controlling interest in The Children's Technology Group, Inc. (CTG), (formerly Tummybusters, Inc.). Accordingly, the accompanying consolidated financial statements of the Company include the results of operations, financial position and cash flows of CTG (See Note 2). This company was acquired in exchange for the exclusive licensing and marketing rights to the Crayon Crawler Web Browser suite of modules, and proprietary technology for the Mindwalker.

     All three acquired entities had shareholders in common with the Company or the Company's management (See also Notes 2 & 3).

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(1)  Summary of Significant Accounting Policies (Continued)

     (a)     Nature of Business (Continued)

     The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred net losses during 1997, 1998, and 1999 resulting in a retained deficit of $2,174,324. In view of this matter, realization of a portion of the assets in the accompanying financial statement is dependent upon continued operations of the Company and upon the Company's ability to raise funds through debt or equity offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern although management believes that actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern.

     (b)     Capitalization

     The Company was initially capitalized by the issuance of 1,800,000 shares of its common stock, at $0.001 per share, totaling $1,800, to an officer (whom has subsequently resigned), in exchange for services related to organizing the Company. In June, 1997 the Company circulated a self written confidential offering memorandum, resulting in the issuance of 598,000 common shares, for a total of $149,500, less offering costs of $42,250. On October 28, 1997, an additional 400,000 common shares were issued under Regulation D, Rule 504 of the Securities Act of 1933 and California Code 25102(f) to a single investor for $400,000.

     On October 12, 1998, the Company issued an additional 450,000 common shares under Regulation D, Rule 504 to investors for $450,000, less offering costs of $81,387. As of December 31, 1998, the Company circulated an additional self written confidential offering memorandum under Regulation D, Rules 501 through 508 of the Securities Act of 1933 and California Code 25102(f), resulting in the issuance of 20,000 shares of Series A Preferred Stock, for a total of $50,000. This offering was subscribed in full by March 11, 1999 resulting in an aggregate issuance of 472,400 shares of Series A Preferred Stock and 236,200 warrants, totaling $1,181,000, less offering costs of 123,087 (See also Notes 6 & 8). All warrants were exercised during the year ended December 31, 1999, resulting in a conversion of all preferred shares into common shares.

     (c)     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 1999 and 1998.

                          1st NET TECHNOLOGIES, INC.
                               and Subsidiaries
                   Notes to consolidated financial statements
                       As of December 31, 1999 and 1998

(1)  Summary of Significant Accounting Policies (Continued)

     (d) Principles of Consolidation, Basis of Accounting and New Accounting Pronouncements

     The accompanying consolidated financial statements include the accounts of the Company and of its majority owned subsidiaries, Mariah, SSP and CTG. These acquisition have been reported as purchase business combinations and were all recorded at book value because the acquisitions were not at arm's length. Inter-company transactions and balances have been eliminated in consolidation. All transactions are recorded on the accrual basis, at historical cost.

     The company has adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information". Adoption of these pronouncements did not materially affect the financial statements.

     (e)     Marketable Securities

     Marketable securities consists of equity securities, or the rights to obtain equity securities (options), in common stock traded in major market listings, and for stock in some companies who are traded over-the-counter.
All equity securities are considered "trading" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized gains and losses on the equity securities are reflected in operations.

     (f)     Revenues and Accounts Receivable

     Revenues are recorded on the accrual basis. Accounts receivable are recorded at realizable value, net of reasonable and adequate reserves for potential uncollectible amounts.

     (g)     Related Parties

     On February 23, 1999, the Financial Accounting Standards Board (FASB) issued a news release proposing a new Statement updating FASB Statement 94, that would require a controlling entity to consolidate all entities that it controls, unless control is temporary, even when control exists in forms other than a majority voting interest.

     The proposed Statement would be effective for financial statements for annual periods beginning after December 15, 1999, although earlier application is encouraged. The Company has not yet elected to adopt application of this standard and the affect of such accounting treatment is indeterminable. The application of this standard could have a material impact on the user's conclusions as to the Company's financial position and results of operations and cash flows. As reported in the auditors' opinion, the Company is affiliated with other companies in the same line of business, all of which are controlled by a common control group, with the ability to influence the volume of business done by each company. See also, Note 3 for further discussion on related parties.

     The balance of related party loans receivable and payable are from various affiliated entities, are interest free and have no fixed terms of repayment.

                          1st NET TECHNOLOGIES, INC.
                               and Subsidiaries
                     Notes to consolidated financial statements
                         As of December 31, 1999 and 1998


(1)  Summary of Significant Accounting Policies (Continued)

     (h)     Deposits and Other Assets

     This balance consists primarily of equipment and premises security deposits.

     (i) Property and Equipment, Research and Development, Organizational Expenditures and Trademarks

     Property and equipment is stated at cost and is depreciated using the straight line method over their estimated useful lives, currently five years, with a mid-year convention in the year of acquisition. In accordance with FASB - 86 requirements, the Company has established the technological feasibility of their internet web site directory, and accordingly all costs incurred for the planning, product design, detail program design and establishing technical feasibility are capitalized as research and development, and are amortized upon enhancement completion on a project by project basis, using the straight line method, over their expected useful lives. Additionally, periodic evaluations of unamortized research and development costs are made to determine the net realizable value on the Company's balance sheet. Any resulting write downs are charged to periodic operations. Trademarks are amortized using the straight line method, over two years. Organizational expenditures for the Company were paid as completed, totaling $15,624, as of December 31, 1999, and have been fully expensed through the end of this year. Betterment's and improvements are capitalized and depreciated over their estimated useful lives, while repairs and maintenance costs are expensed when incurred. The Company adopted the provision of FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of which did not have a material impact on the Company's financial position, results of operations or liquidity.

     (j)     Intangible Assets and Change in Accounting Estimate

     Intangible assets, resulting from the differences between acquisition purchase price and the fair value (or net book value, in the case of related parties) of net assets acquired are being amortized using the straight line method, over 15 years. Capitalized Trade Name and Website, and Database intangibles are being amortized using the straight line method, over 2 years. Net amortization expense for the years ended December 31, 1999 and 1998 were $63,433 and $9,323, respectively.

     (k)     Income Taxes

     The Company has applied FASB 109, Accounting for Income Taxes (SFAS 109), to all operations since inception, for all periods disclosed in this financial examination.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(1)  Summary of Significant Accounting Policies (Continued)

     (k)     Income Taxes (Continued)

     SFAS 109 "Accounting for Income Taxes" requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period, in deferred tax assets and liabilities. The Company has experienced operating losses during its period of existence, and future profitability cannot be assured, resulting in reserves for the valuation allowance of the entire amount of the determined deferred tax assets (See also
Note 6).

     (l)     Long-Term Debt and Long Term Notes Payable

     Long-term debt of $246,476 and $26,620 as of December 31, 1999 and 1998, respectively, represents the amount of capital lease obligations due in periods beyond December 31, 1999, and is, accordingly, stated net of the current portion of $66,095 and $15,878, respectively. Long term notes payable of $68,000 represents two notes, with no stated interest rate and no due dates.

     (m)     Transactions in Capital Stock

     All securities issued by the Company have not been registered under the Securities Act of 1933, as amended. They may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the OTC: Pink Sheets under the symbol FNTT. The trading price at December 31, 1999 was $1.63, and as of the date of this report was trading at $1.13 in limited transactions. This activity does not however illustrate an established "market" for the Company's stock as described in FASB 123 (Accounting for Stock Based Compensation) or for establishing fair value in the acquisitions involving issuance of the Company's stock.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998

(1)  Summary of Significant Accounting Policies (Continued)

     (n)     Earnings Per Share

     In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion 5, "Earnings Per Share". SFAS 128 requires dual presentation of basic and, where applicable, diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share which utilizes the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS 128 is effective for the Company in 1999 and 1998. In the years ended December 31, 1999, and 1998, this adoption of SFAS 128 has not been presented in the presentation of Diluted earnings per share for those periods, due to the anti-dilutive effect of losses in both periods. Basic earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding.

(2)     Acquisitions

Acquisition of 1st NetZing Mall

     On April 7, 1997, the Company acquired certain assets which included the tradename, trademarks, clients and programming code of an internet shopping mall known as 1st NetZing Mall, for $10,000 in cash and a promissory note payable to the seller for $10,000, for a total purchase price of $20,000. At December 31, 1997, the promissory note was paid in full. The transaction was recorded as a purchase in accordance with Accounting Principles Board Opinion No. 16. Upon determining the fair value of tangible and intangible assets acquired, the full purchase price was allocated to the acquisition of the tradename, trademarks, and technology associated with the internet shopping mall. The $20,000 was recorded as an intangible asset, and is being amortized over two years, on a straight-line basis.

Acquisition of Mariah

     On August 15, 1998, Mariah's board of director's approved the issuance of 4,000,000 shares of common stock of Mariah, to 1st Net Technologies (representing 97.12% of the outstanding common stock), in a business combination accounted for as a purchase, in accordance with the terms of Accounting Principles Board Opinion No. 16, with an effective date of December 31, 1998. The price paid was $75,000 (the net book value of the technology rights). The results of operations of Mariah are included in the accompanying consolidated financial statements since the date of acquisition. The total net book value (approximated to equal fair value) of the net assets of Mariah at December 31, 1998, amounted to $11,799. The excess purchase price was accordingly allocated to goodwill, with a subsequent reduction in full due to the Company's interest in Mariah's losses. As of December 31, 1998 Mariah incurred net losses of $86,901. As a result, the Company recorded a reduction of Mariah's non-current assets acquired on a prorated basis by the amount of goodwill.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(2) Acquisitions (Continued)

Acquisition of SSP

     On January 19, 1999, SSP's board of directors approved the acquisition by the Company of 100% of the outstanding common stock of SSP, in exchange for 1,000,000 (.001 par value) shares of the Company's stock and relief of debt amounting to $137,903, in a business combination accounted for as a purchase, in accordance with the terms of Accounting Principles Board Opinion No. 16. The results of operations of SSP are included in the accompanying consolidated financial statements since the date of acquisition. The total net book value of SSP at January 19, 1999, amounted to $4,457. The excess purchase price ($134,445) was accordingly allocated to goodwill.

Acquisition of CTG

     On May 1, 1999, CTG's board of directors approved the acquisition by the Company of 86.39% of the outstanding common stock of CTG, and the issuance of 4,000,000 of CTG's common stock to the Company, in exchange for the exclusive licensing and marketing rights to the Crayon Crawler Web Browser suite of modules. Accordingly, the accompanying consolidated financial statements of the Company include the results of operations, financial position and cash flows of CTG since the date of acquisition. The total net book value acquired at May 1, 1999 amounted to $1,249,963. The excess of this book value over purchase price ($679,843) has been allocated to deferred credits from acquisition of CTG.

Acquisition of SP32

     On January 22, 1999, the Company entered into an agreement to purchase all of the issued and outstanding stock of Spirit32 Development Corporation in exchange for 450,000 shares of the Company's common stock. The acquisition was never completed and was formally rescinded in total on February 11, 2000, retroactively. Accordingly, the results of operations of Spirit32 have not been included in the accompanying consolidated financial statements.

     Following is a summary of the financial position of the Company and its subsidiaries at December 31, 1999, without the consolidating and eliminating adjustments:

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(2)  Acquisitions (Continued)

                                1st Net     Mariah       SSP        CTG       Combined
                             -----------  ---------  ----------  ---------  -----------

Current assets               $    34,722  $   2,076  $1,150,917  $  51,022  $ 1,238,737
Property and equipment, net      472,235     46,544      15,251     50,521      584,551
Other assets                   2,556,079    245,844     175,877    420,093    3,397,893
                             -----------  ---------  ----------  ---------  -----------
                             $ 3,063,036  $ 294,464  $1,342,045  $ 521,636  $ 5,221,181
                             ===========  =========  ==========  =========  ===========

Current liabilities          $   756,190  $(103,705) $    5,441  $  22,461  $   680,387
Long term debt & Credits       1,308,787        -0-      (8,000)       -0-    1,300,787
Shareholders' equity             998,059    398,169   1,344,604    499,175    3,240,007
                             -----------  ---------  ----------  ---------  -----------
                             $ 3,063,036  $ 294,464  $1,342,045  $ 521,636  $ 5,221,181
                             ===========  =========  ==========  =========  ===========


Included in consolidated results of operations for the year ended December 31, 1999 are the following results of the previously separate companies for the period:

                                1st Net     Mariah       SSP        CTG       Combined
                             -----------  ---------  ----------  ---------  -----------

Net sales                    $ 1,447,339  $     -0-  $1,815,779  $  65,209  $ 3,328,387
                             ===========  =========  ==========  =========  ===========

Net income (loss)            $(1,937,766) $(301,148) $1,340,147  $(626,545) $(1,525,313)
                             ===========  =========  ==========  =========  ===========


     The following pro forma information illustrates the Company's unaudited financial position as of December 31, 1999 and 1998, assuming that all acquisitions occurred as of the beginning of each period presented, after giving effect to proforma adjustments. The proforma adjustments represent amortization of goodwill, product license and renewals, trademarks and tradenames, and customer lists. The proforma adjustments also include adjustments to common stock shares issued and outstanding, that relate to the acquisition of subsidiaries, as if they had occurred as of the beginning of each period presented. The proforma financial information is presented for informational purposes only and may not necessarily be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of each period presented, nor is it indicative of future operating results.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(2)  Acquisitions (Continued)


                Unaudited Pro Forma Consolidated & Condensed
                 Balance Sheets as of 12/31/99 and 12/31/98

                                          12/31/99        12/31/98
                                        -----------     -----------

     Current assets                     $ 1,238,737     $ 1,426,032
     Property and equipment, net            535,283         230,777
     Other assets                         1,075,054         301,188
                                        -----------     -----------
                                        $ 2,849,074     $ 1,957,997
                                        ===========     ===========

     Current liabilities                $   680,387     $   242,789
     Long Term Debt & Deferred Credits    1,270,030          26,620
     Minority Interest                       65,848         233,308
     Shareholders' equity                   832,809       1,455,280
                                        -----------     -----------
                                        $ 2,849,074     $ 1,957,997
                                        ===========     ===========


                Unaudited Pro Forma Consolidated, Condensed
        & Combined Results of Operations as of 12/31/99 and 12/31/98

                                          12/31/99         12/31/98
                                        -----------     -----------

     Sales                              $ 3,328,387     $ 1,319,733
                                        ===========     ===========
     Net (Loss)                         $(1,552,563)    $  (347,611)
                                        ===========     ===========
     Net (Loss) per common share        $      (.34)    $      (.11)
                                        ===========     ===========


(3)  Related Party Transactions & Significant Customers

     On November 5, 1997, the Company entered into an agreement to purchase eight automobiles from LaForza Automobiles, Inc. ("LaForza") (formerly Celebrity Networks, Inc.) for which the Company paid $400,000. The vehicles were to be delivered to the Company beginning no later than March 30, 1998, with final delivery no later than August 30, 1998. Management had intended to resell the vehicles, but in 1998, the Company renegotiated the terms of the purchase, and received 200,000 shares of LaForza common stock instead of the automobiles. The net market value of these shares as of December 31, 1998 had declined to $262,600 from their value of $400,000 as of December 31, 1997, and resulted in the recording of unrealized losses of $137,400 during 1998. Likewise, the net market value of these shares declined in 1999 to $100,000, resulting in unrealized losses of $162,600.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(3)  Related Party Transactions & Significant Customers (Continued)

     Additionally, in 1999, Mariah invested $220,000 in restricted shares of the Last Mile Communications Corporation, whose C.E.O. and chairman of the board, formerly held the same positions in Mariah.

     In 1999, the Company had aggregate related party sales of $1,276,121 of which $775,000 was eliminated in consolidation. There were no related party receivables as of December 31, 1999.

     In 1998, the Company had sales to related parties amounting to $622,156. In addition, the accounts receivable balance of $134,467 was all due from related parties, with approximately $119,000 attributable to SSP, which was acquired subsequent to December 31, 1998. (See also Note 2)

     The Company issued 265,000 shares of common stock to employees during 1998 as bonuses for the 1997 year. Since the stock is restricted for a one year period and their is no established market for the shares, the issuance of shares was recorded at par for a total of $265. The Company issued 595,300 additional shares of common stock to management and key employees during 1999, as incentives and bonuses for the 1998 year, and 173,000 shares as payment for services. These shares issued are likewise restricted for a one year period, with no established market for trading and, accordingly, the issuance of such shares were recorded at par.

     EI is the largest percentage owner in the Company (see Note 4) and also owns a majority interest in Probook, Inc. The sole shareholder of EI also serves on the board of Mariah. The Company and/or EI also have officers or directors in common with various other entities.

     In 1999, sales to one unrelated customer totaled $970,500 which represented 28% of the Company's sales. In 1998, sales to one customer, SSP, which was subsequently acquired, accounted for approximately 42% of the Company's total revenues. Further, in 1999 and 1998, approximately 69.6% and 31%, respectively, of the Company's revenue was in the form of common stock received, including the realized and unrealized gains on such stocks, as payment for services.

(4)  Certain Beneficial Owners and Management

     The following is a list of the officers and directors of the Company, along with all other shareholders owning directly or indirectly at least 5% of the Company's shares as of December 31, 1999. There were no salaries greater than $100,000 paid to any one employee during the 1999 year.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998



(4)  Certain Beneficial Owners and Management (Continued)


     Shareholder/Position/Title                      Shares Held   Ownership
     --------------------------                      -----------   ---------

EI/James H. Watson Jr.-CEO & Chairman of the Board     2,140,500     37.2%
Clifford J. Smith-President                              300,000      5.2
Jeffrey Chatfield-V.P. Investor Relations                 75,000      1.3
Neville P. Billimoria-V.P. Marketing & Communications     31,000      0.5
Cede & Co.- Investment broker in trust for
  investors at large                                   1,771,053     30.8
                                                       ---------    -----
        Total listed                                   4,317,553     75.0%
                                                       =========    =====
        Total shares authorized, issued & outstanding  5,753,700    100.0%
                                                       =========    =====

(5)  Property and Equipment

     Property and equipment consists of the following as of December 31,

                                                     1999         1998
                                                  ----------   ----------

     Office Furniture and Fixtures & Equipment    $  217,933    $   5,641
     Office Equipment - Capitalized Leases           291,407       27,080
     Leasehold Improvements                           22,954       22,954
     Vehicle - Capitalized Lease                      27,219       27,219
     Radio Equipment                                   4,243        4,178
     Computer Equipment - Capitalized Leases          38,898       26,588
     Computer Equipment and Peripherals               50,546       85,562
                                                  ----------   ----------
          Total                                      653,200      199,222
          Less Accumulated Depreciation             (117,917)     (23,246)
                                                  ----------   ----------
               Net Property and Equipment         $  535,283   $  175,976
                                                  ==========   ==========

     Proprietary technology of $279,980 represents funds expended by the Company to Spirit 32 (see also Notes 2 and 6) in connection with obtaining the exclusive rights, all of the tradenames and copyrights associated with the Crayon Crawler Browser.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(6) Liabilities, Commitments & Contingencies, Subsequent Events, & Off Balance Sheet Risk

     Demand Notes Payable & Customer Deposits

     Demand notes, non-related parties, consisted of the following at December 31
                                                    1999          1998
                                                  ----------   ----------
       Notes payable (2), no stated interest,
         unsecured                                $      -0-   $    5,000
       Customer Deposits                                 -0-        5,000
                                                  ----------   ----------
           Total Demand Notes Payable &
             Customer Deposits                    $      -0-   $   10,000
                                                  ==========   ==========


     Deferred Revenues

     On November 5, 1997, the Company received, in advance, payment for an eighteen month consulting contract with LaForza, beginning August 13, 1997. Payment was in the form of an option, fully exercisable at $.50 per share, to purchase 150,000 free-trading shares of LaForza Automobiles, Inc. During the period August 13, 1997 through December 31, 1997, the Company exercised 50,000 of the options, for which it sold the shares for approximately $56,745. The LaForza common stock is thinly traded, over-the-counter. The determination of the value of the options, in management's opinion, was more readily determinable than the value of the services to be provided. Therefore, based on the cash proceeds from the sale of the common stock received from the exercise of the options, the 150,000 options have been valued at $133,470. During the years ended December 31, 1998 and 1997, approximately sixty-seven and twenty-five percent of the consulting contract was completed for each year, respectively. Accordingly, the Company has recorded revenue of $89,425 and $33,368, respectively for those years, and has deferred the remaining $11,122 until the earnings process has been completed.

     Income Taxes

     As of December 31, 1999 and 1998, the Company had income taxes payable to the State of California Franchise Tax Board totaling $2,400.

     At December 31, 1999, deferred taxes consisted of a net tax assets due to federal and state net operating loss carryforwards of $1,934,518 and $966,459, respectively, which were fully offset by valuation allowances since there is no assurance of recovery. The net operating loss carryforwards will expire beginning in 2012.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(6) Liabilities, Commitments & Contingencies, Subsequent Events, & Off Balance Sheet Risk (Continued)


     A reconciliation of the U. S. statutory federal income tax rate to the effective tax rate is as follows:

                                                        1999        1998
                                                      ---------   ---------

     U. S. federal statutory graduated rate           $  34.00%   $  34.00%
     State income tax rate, net of federal benefit        9.30%       9.30%
     Net operating loss for which no tax benefit is
       currently available                              (43.30%)    (43.30%)
                                                      ---------   ---------
                                                      $     -0-   $     -0-
                                                      =========   =========

     Commitments & Contingencies

     The future minimum annual aggregate rental payments required under both capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

     Years Ending December 31,

                 2000             $   216,928
                 2001                 186,494
                 2002                 185,254
                 2003                 135,878
                 2004                  42,404
                 Thereafter               -0-
                                  -----------
                 Total            $   766,958
                                  ===========

     The Company is currently involved in litigation with three former employees regarding wrongful termination and is under investigation of the United States Securities and Exchange Commission for potential violations of securities laws. The outcome of either litigation is indeterminable; however, management is confident that these matters will be settled favorably and no reserve has been established for loss contingencies due to either of these legal matters in the accompanying financial statements.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(6) Liabilities, Commitments & Contingencies, Subsequent Events, & Off Balance Sheet Risk (Continued)

     Subsequent Events

     As discussed in Note 2, the Company signed an agreement on February 11, 2000, retroactively rescinding the stock purchase agreement associated with the acquisition of Spirit 32. Additionally, the agreement stipulated the terms for the purchase of the Mindwalker Series, the Crayon Crawler Browser (including the server software and source code), and the Spirit 32 Voice Mailer, along with all of the tradenames and copyrights associated with such technologies for $100,000 and 250,000 shares of the Company's common stock.

     On February 23, 2000, SSP signed a contract for the sale of property known as OTCjournal.com, being a database with approximately 75,000 subscribers, URL, and associated hardware for a minimum purchase price of $750,000 based upon a ten percent royalty on sales and a note for $200,000 payable in four equal installments on 1/02/2001, 6/1/2001, 1/2/2002, and 6/1/2002.

     Off Balance Sheet Risk

     As of December 31, 1999 and 1998, the Company maintained no cash accounts in excess of the $100,000 federally insured limits. Additionally, the Company is primarily involved in Internet services, which is a rapidly growing industry with many unknown affects. Due to the limited operating history of the Company, there is no assurance that the Company will be able to raise sufficient equity capital or generate profits to sustain its existence.

     The Company could also be affected by the inability to establish a market for their shares of stock. The Company has many related parties and could be subject to a conflict of interest with the directors. Last, the Company has issued shares to employees and principal founders for no cash consideration, and may issue additional shares of common stock or preferred stock in the future, resulting in the dilution in the underlying book value and earnings per share.

(7)  Common Stock

     The Company is authorized to issue 50,000,000 common shares with a $0.001 par value. Each common share is entitled to one vote and there are no other preferences. No dividends have been paid by the Company since inception.

                          1st NET TECHNOLOGIES, INC.
                              and Subsidiaries
                  Notes to consolidated financial statements
                       As of December 31, 1999 and 1998


(8)  Preferred Stock

     The Company is authorized to issue 10,000,000, $0.001 par value preferred shares, with varying voting rights and other preferences. As of December 31, 1998, the Company had issued 20,000 shares of its Series A - $2.50 participating, convertible, voting, cumulative preferred stock. During 1999, this total increased to 472,400 shares. The Series A preferred stock is not subject to discretionary redemption by the Company, has equal voting to common shares, and is automatically converted into common shares when the Company's stock price reaches $5.00. This threshold was achieved during the 1999 year, and all of the preferred shares as of December 31, 1999, have been converted into common.

     The preferred stock offering was sold in $5.00 units. Each unit consisting of two shares of the Series A, preferred stocks, and one warrant to purchase one share of common stock of the Company at $5.00 per share, exercisable immediately, and expiring upon the one year anniversary date of the closing of an underwritten public offering. If not expired or exercised prior thereto, the warrants automatically shall expire on October 31, 2002. As of December 31, 1998, preferred dividends at $.30 per share were accrued, resulting in dividends payable of $6,000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 1ST NET TECHNOLOGIES, INC.



Dated:  June 7, 2000             By: /s/ James H. Watson, Jr.
                                     James H. Watson, Jr., Principal Executive
Officer and Principal Accounting Officer of the Registrant


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                          TITLE                   DATE



/s/ James H. Watson, Jr.           Chairman, Chief Executive   June 7, 2000
James H. Watson, Jr.               Officer and Director



/s/ Clifford J. Smith              President and Director      June 7, 2000
Clifford J. Smith