Form 10QSB
period 2000-03-31
1ST NET TECHNOLOGIES INC
filed 2000-08-23
CIK 1062273

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

/X/  Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended March 31, 2000

      OR

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from ______ to ______

                         Commission file number 0-27145

                           1st Net Technologies, Inc.
            (exact name of registrant as specified in its charter)

     Colorado                                    33-0756798
State or other jurisdiction of            I.R.S. Employer Identification No.
incorporation or organization


            11423 West Bernardo Court, San Diego, California 92127 (Address of principal executive offices including zip code)


Issuer's Telephone Number, Including Area Code: (858) 675-4449

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/ No /  /

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.001 PAR VALUE
                Outstanding at March 31, 2000: 6,003,700 shares
                              (Title of Class)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                              March 31,      December 31,
                                                2000             1999
                                             -----------     -----------
                                             (unaudited)

ASSETS

Current assets:
  Cash                                       $    75,856     $    12,873
  Accounts receivable, net of allowance
   for doubtful accounts of $50,230 and
   $22,999                                        40,000          67,498
  Marketable securities                          715,174       1,158,366
  Current portion of note receivable
   from Marketbyte, L.L.C.                        50,000               -
  Other current assets                             8,712               -
                                             -----------     -----------
     Total current assets                        889,742       1,238,737

Investment in LaForza Automobiles, Inc.           60,000         100,000
Investment in Last Mile Communication
 Corporation                                     286,251         220,000
Note receivable from Marketbyte, L.L.C.          700,000               -

Property and equipment, at cost net of
 accumulated depreciation of $100,850
 and $117,917                                    343,781         535,283

Proprietary technology, net of accumulated
 amortization of $64,998 at March 31, 2000       348,315         279,980
Intangible assets, net of accumulated
 amortization of $112,760 and $126,223           118,820         333,666
Goodwill, net of accumulated amortization
 of $11,204 and $8,963                           123,241         125,482
Other assets                                      11,742          15,926
                                             -----------     -----------
                                             $ 2,881,892     $ 2,849,074
                                             ===========     ===========










See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                              March 31,      December 31,
                                                2000             1999
                                             -----------     -----------
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities $ 393,174 $ 394,245 Current portion of capital lease
  obligations                                     67,526          66,095
 Accrued personnel costs                         467,917         217,647
 Income taxes payable                              2,400           2,400
                                             -----------     -----------
     Total current liabilities                   931,017         680,387

Long term portion of capital lease
 obligations                                     226,066         246,476
Deferred credits from acquisition of CTG,
 net of accumulated amortization of
 $40,835 and $29,504                             623,001         634,332
Long term notes payable                           61,982          68,000
Long term notes payable to related parties       102,456         335,972
                                             -----------     -----------
     Total liabilities                         1,944,522       1,965,167

Commitments and contingencies

Minority interests in subsidiaries                21,661          65,848

Stockholders' equity:

 Preferred stock, $.001 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                               -               -
 Common stock, $.001 par value,
  40,000,000 shares authorized, 6,003,700
  shares issued and outstanding (5,753,000
  at December 31, 1999)                            6,004           5,754
 Additional paid in capital                    2,788,129       2,766,629
 Accumulated deficit                          (1,878,424)     (1,954,324)
                                             -----------     -----------
     Total stockholders' equity                  915,709         818,059
                                             -----------     -----------
                                             $ 2,881,892     $ 2,849,074
                                             ===========     ===========





See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                             For the three months ended
                                              March 31,       March 31,
                                                2000            1999
                                             -----------     -----------
Revenues:
 Technology consulting, user fees and
  marketing services                         $   105,241     $   263,302
 Realized gain on investments sold               587,379           8,224
 Unrealized gain on investments held              86,827         497,061
                                             -----------     -----------
     Total revenues                              779,447         768,587

Operating expenses                             1,211,409         738,102
                                             -----------     -----------
Income (loss) from operations                   (431,962)         30,485

Other income and expense:
 Interest expense                                (47,715)         (2,958)
 Gain on sale of assets                          566,392               -
 Loss on disposal of property and equipment      (75,067)              -
 Other income                                        827          10,087
                                             -----------     -----------
Income before provision for income taxes
 and minority interest in loss of
 subsidiaries                                     12,475          37,614

Provision for income taxes                             -           3,200
                                             -----------     -----------
Income before provision for minority
 interest in undistributed loss of
 subsidiaries                                     12,475          34,414

Minority interest in undistributed loss
 of subsidiaries                                  63,425              68
                                             -----------     -----------
Net income                                   $    75,900     $    34,482
                                             ===========     ===========
Earnings per share:
 Basic earnings per share                    $      0.01     $      0.01
                                             ===========     ===========
 Diluted earnings per share                  $      0.01     $      0.01
                                             ===========     ===========

Weighted average common shares
 outstanding:
  Basic earnings per share                     5,882,821       5,019,400
                                             ===========     ===========
  Diluted earnings per share                   5,882,821       5,854,400
                                             ===========     ===========

See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                For the three months ended
                                                 March 31,       March 31,
                                                   2000            1999
                                                -----------     -----------
Operating activities
 Net income                                     $    75,900     $    34,482
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation and amortization                    103,997          22,398
   Changes in minority interests in
    subsidiaries                                    (47,437)            (68)
   Gain on sale of assets                          (566,392)              -
   Loss on disposal of property and equipment       75,067               -
   Compensation expense from common stock
    to be issued                                     53,005               -
   Reduction of note payable in exchange
    for services                                     (6,018)              -
   Unrealized gain on investments held              (86,827)        497,061
   Changes in operating assets and liabilities:
    Accounts receivable                              27,498          44,252
    Other assets                                     (4,528)       (295,026)
    Accounts payable and accrued liabilities         (1,071)         46,956
    Accrued personnel costs                         197,265          52,551
    Income taxes payable                                  -           4,000
                                                -----------     -----------
Net cash from operating activities                 (179,541)        406,606

Investing activities
 Additions to property and equipment                      -        (209,104)
 Changes in marketable securities                   570,019        (705,221)
 Acquisition of SSP Management Corp.                      -        (140,241)
 Changes in restricted securities                         -         (17,000)
 Increase to notes and loans receivable                   -          (1,324)
 Additions to proprietary technology               (100,000)        (52,107)
                                                -----------     -----------
Net cash from investing activities                  470,019      (1,124,997)

Financing activities
 Repayments of capital lease obligations            (18,979)       (134,222)
 Repayments of notes payable                       (233,516)              -
 Net proceeds from issuance of common stock by
  CTG                                                25,000               -
 Net proceeds from issuance of preferred stock            -       1,009,981
                                                -----------     -----------
Net cash from financing activities                 (227,495)        875,759
                                                -----------     -----------
Increase in cash                                     62,983         157,368

Cash at beginning of period                          12,873          17,888
                                                -----------     -----------
Cash at end of period                           $    75,856     $   175,256
                                                ===========     ===========

Supplemental disclosures of cash flow
 information:

  Cash paid during the period for:
   Interest                                     $    47,715     $     2,958
                                                ===========     ===========
   Income taxes                                 $         -     $         -
                                                ===========     ===========

See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements
(unaudited)

1.  Organization

1st Net Technologies, Inc. ("the Company") is primarily in the Internet commerce and services business.

On August 15, 1998, the Company acquired a controlling interest in Mariah Communications, Inc. ("Mariah") (formerly, MC32, Inc.). Accordingly, the accompanying consolidated financial statements of the Company include the results of operations, financial position and cash flows of Mariah. During the three months ended March 31, 2000, the Company completed a transaction initiated in the latter part of 1999 whereby it sold substantially all of Mariah's non-technology assets (Mariah retained its IP Telephony technology) and invested $220,000 in cash in exchange for a convertible note receivable. The note receivable was subsequently converted into 400,000 shares of common stock of Last Mile Communication Corporation ("Last Mile").

On January 19, 1999, the Company acquired 100% of the outstanding common stock of SSP Management Corp. ("SSP"), an entity that provides Internet public relations services. This company was acquired in exchange for 1,000,000 of the Company's common shares. Accordingly, the accompanying consolidated financial statements of the Company include the results of operations, financial position and cash flows of SSP from the date of its acquisition.

On May 1, 1999, the Company acquired a controlling interest in The Children's Technology Group, Inc. ("CTG"). Accordingly, the accompanying consolidated financial statements of the Company include the results of operations, financial position and cash flows of CTG from the date of its acquisition. This company was acquired in exchange for the exclusive licensing and marketing rights to the Crayon Crawler Web Browser suite of modules, and proprietary technology for the Mindwalker.

All three acquired entities had and continue to have shareholders in common with the Company or the Company's management.

The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a portion of the assets in the accompanying financial statement is dependent upon continued profitable operations of the Company, or the realization of sufficient funds from the sales of investment securities held or upon the Company's ability to raise funds through future debt or equity offerings. Management believes that actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern and has therefore prepared the financial statements accordingly.

2.  Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Mariah, SSP and CTG. These acquisitions have been reported as purchase business combinations and were all recorded at book value because the acquisitions were not transacted at arm's length. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the results of the interim periods presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in 1st Net Technologies, Inc.'s Form 10-K reported to the Securities and Exchange Commission. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to conform prior years' data to the current period presentation.

3.  Transactions in capital stock and earnings per share

All securities issued by the Company have not been registered under the Securities Act of 1933, as amended. Unregistered shares may not be sold, offered for sale, transferred, pledged or hypothecated, in the absence of a registration statement in effect with respect to the securities under such act, or an opinion of counsel or other evidence satisfactory to the Company that such registration is not required, or unless sold pursuant to Rule 144 under such act. The Company's free trading stock is currently involved in limited trading on the OTC: Pink Sheets under the symbol FNTT. The trading price at March 31, 2000 was $1.13. This activity does not however illustrate an established "market" for the Company's stock as described in FASB 123 (Accounting for Stock Based Compensation) or for establishing fair value in the acquisitions involving issuance of the Company's stock.

A significant portion of the Company's revenues includes the receipt of capital stock in exchange for services. Much of the capital stock received in this manner is not widely traded. Therefore the determination of its market value in connection with recording the revenue for the services rendered in exchange for the capital stock is often subjective and requires the judgment of management as to the value of such capital stock.

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents were antidilutive for the three months ended March 31, 2000.

4.  Warrants, stock options and employee stock grants

There are 236,200 warrants outstanding to purchase shares of common stock at $5 per share. The warrants expire at the earlier of one year subsequent to the closing of an underwritten public offering of the Company's common stock or October 21, 2002.

The Company agreed to issue options to purchase 525,000 shares of common stock at $3.00 per share to four individuals. Issuance of the options is subject to the future approval of the Company's Board of Directors.

The Company has issued shares to individuals under the 1999 Stock Incentive Plan (the "Stock Plan"). The Stock Plan allows for the issuance of up to 1,000,000 shares of the Company's common stock, subject to increase based on the future issuance of stock. The Stock Plan provides for the grant of incentive and non-statutory options, stock appreciation rights and the issuance of common stock to employees and directors. The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the Stock Plan may be no less than 50% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest over three years.

At March 31, 2000, the Company had outstanding options to purchase 416,000 shares of common stock with an exercise price of $5.00 per share. The vesting period for some of the options granted was accelerated over a shorter time period than the three years provided for by the Stock Plan based on the term of employment of the recipient. At March 31, 2000, there were 204,999 options exercisable.

In December 1999, the Company announced the issuance of 46,907 shares of common stock to employees. In August 2000, the Company's Board of Directors approved the issuance of the shares. The Company recorded compensation expense of $53,005 in the three months ended March 31, 2000, related to the future issuance of the shares.

5.  Technology Purchase Agreement

On January 14, 2000, the Company and Spirit 32 Development Corporation, a Colorado corporation ("Spirit 32"), entered into a Technology Purchase and Recission Agreement (the "Agreement"). Pursuant to the terms of the Agreement, the Company and Spirit 32 terminated the Stock Acquisition Agreement entered into by both parties on January 22, 1999. The Agreement released the Company and Spirit 32 from any liability that may have arisen under the terms of the Stock Acquisition Agreement, including funds previously advanced to Spirit 32 for the licensing and development of the technology. As a result of the Technology Purchase Agreement, the Stock Acquisition Agreement was deemed to have been rescinded as of January 22, 1999.

The Technology Purchase Agreement provided that Spirit 32 sell all of its rights, title and interest in the Mariah Internet Protocol Telecomputing Project, the Mindwalker Series, the Crayon Crawler Browser, the Spirit 32 Voice Mailer and all the tradenames associated with the names "Crayon Crawler", "Mindwalker" and "Mariah" to the Company. The purchase was closed on February 14, 2000. At closing, the Company delivered 250,000 shares of the Company's restricted common stock to Spirit 32 together with cash in the amount of $100,000.

On March 22, 2000, the Company sold the technology obtained from Spirit 32 to CTG in exchange for 250,000 shares of CTG common stock. CTG also issued an additional 35,000 shares of common stock to the Company in order to satisfy all past unpaid royalties in connection with the technology.

6.  Asset sales

During the three months ended March 31, 2000, the Company completed a transaction initiated during 1999 whereby the Company invested $220,000 cash in and sold substantially all of the non-technology assets of Mariah to Last Mile. Mariah retained its IP Telephony technology. The Company received a 10% note receivable that was subsequently converted into 400,000 shares of Last Mile's common stock. Last Mile's chairman of the Board and Chief Executive Officer formerly held the same positions at Mariah. Costs associated with the investment in Last Mile totaling $286,251 are included in the accompanying balance sheet at March 31, 2000.
On February 23, 2000, SSP sold a newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") in exchange for a note receivable totaling $200,000 and 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. Under the sale agreement, in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the newsletter. Accordingly, the transaction has been recorded as a current and long-term note receivable due from Marketbyte totaling $750,000 in the accompanying balance sheet at March 31, 2000. Also the Company recorded a gain from the sale of the newsletter less the related assets sold totaling $566,392 in the accompanying statement of operations for the three months ended March 31, 2000.

7.  Related party transactions and significant sales

Entrepreneur Investments, L.L.C. ("EI") is one of the largest percentage shareholders in the Company. The sole shareholder of EI serves as the Company's Chief Executive Officer. The Company has officers and directors in common with various other entities in related and unrelated businesses. During the three months ended March 31, 2000 and 1999, the Company subleased office space from EI for total rent expenses of $33,061 and $20,376, respectively. The Company also had borrowings outstanding from EI totaling $94,800 and $284,800 at March 31, 2000 and December 31, 1999, respectively. The Company paid interest on the borrowings to EI totaling $35,000 during the three months ended March 31, 2000.

At March 31, 2000 and December 31, 1999, SSP had certain holdings of corporate securities that were obtained in connection with past services provided by the Company. SSP has agreed to pay a former independent contractor of the Company a commission of 8% of the proceeds realized by SSP from the future sale of these securities.

During the three months ended March 31, 1999 the Company had revenues from related parties totaling $80,000. There were no accounts receivable from related parties at March 31, 2000 or December 31, 1999.

8.  Contingencies

The Company is currently under investigation of the United States Securities and Exchange Commission for potential violations of securities laws. The outcome of this investigation is indeterminable; however, no reserve has been established for loss contingencies due to this investigation in the accompanying financial statements.

The Company is currently involved in disputes with several former employees concerning compensation and termination decisions. Although the outcome of these disputes is indeterminable, management is confident that these matters will be settled favorably. No reserves have been established in connection with these disputes in the accompanying financial statements.

9.  Subsequent event

On May 19, 2000, CTG sold 2,000,000 shares of Series A convertible preferred stock at a cost of $2.00 per share to an unrelated investor. The preferred shares are convertible into an equal number of shares of common stock and automatically convert upon the earlier of a firmly underwritten public offering of the Company's common stock with total proceeds of at least $5,000,000 or the date at which the public price per common share is equal to or greater than $4.00 (as adjusted). The Series A preferred stock contains no provisions for mandatory dividends except as declared at the discretion of the Board of Directors. The Series A preferred shares have voting rights in proportion to the number of common shares into which they are convertible and carry a liquidation preference of $2.00 per share plus any declared but unpaid dividends.

The preferred shares included unregistered warrants to purchase an additional 1,000,000 shares of common stock at $4.00 per share. The warrants expire on the earlier of May 19, 2003 or one year after the closing of a firmly underwritten public offering of not less than $5,000,000. The proceeds of the preferred stock and warrant sale totaled $3,593,525, net of offering costs and commissions.

ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

1st Net Technologies, Inc. (the "Company" or "1st Net") derives its revenue from services provided to the Internet and multi-media industries. Also, 1st Net and the Company's majority owned subsidiary CTG have developed certain proprietary technologies that management feels will in the future increase our overall capability to generate revenue and add value for our shareholders.

In the past, the Company provided corporate awareness programs for publicly traded companies looking to gain exposure via the Internet. The Company has recently decided to discontinue pursuing this line of business and focus instead primarily on the development of the previously mentioned technologies and provision of services.

Many of 1st Net's services are billed on an hourly rate based upon a project specification document developed in association with the client. Fees for other services vary, based on the type of service and client.

The Company maintains three subsidiary corporations:

1. In January 1999, we acquired a 100% interest in SSP Management Corp., a Colorado corporation, from a private company that is considered a related party. Through our acquisition of that company, we built several investment-oriented Internet Web sites and on-line newsletter publications.
In December 1999, we made a strategic decision to divest ourselves of those types of clients and services and, where applicable, sell our information-based assets to companies whose long-term business objective is to participate in that business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and August 2000.

2. In May 1999, we acquired a controlling interest in The Children's Technology Group, Inc. ("CTG") (formerly Tummybusters, Inc.), a Nevada corporation. CTG is the company responsible for deploying our Crayon Crawler Kid's Safe Web Browser and community. The business model of CTG is to build a safe and enjoyable Internet community for children on-line.

3. In August 1998, we acquired a controlling interest in Mariah Communications, Inc. ("Mariah"), a Colorado corporation. This company was responsible for pursuing research and development into the business of Internet Protocol (IP) Telephony. During the first quarter of 2000, the Company completed a transaction initiated in 1999 whereby it invested $220,000 cash and tendered substantially all of the non-technology assets of Mariah in exchange for a 10% note receivable. The note was subsequently converted into 400,000 shares of common stock of Last Mile Communications, Inc. Mariah retains the rights to its IP Telephony technology. The remaining assets of Mariah consist mainly of the Last Mile's common stock acquired in this transaction.

Our historical financial information contained in this report is that of 1st Net Technologies, Inc. and its subsidiary corporations on a consolidated basis.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2000 COMPARED TO FIRST QUARTER OF
1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the first quarter of 2000 declined $158,061 or 60.0% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's Envoy Mail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

The gain realized by the Company in connection with investments sold in 2000 totaling $587,379, was due primarily to the sale of one of the Company's major stock holdings. The sale was made in order to fund shortfalls in other areas of the Company's operations. There was no significant comparable activity in the same period of 1999.

The Company continued to recognize gains on investments held for future resale during the first quarter of 2000. The amount of unrecognized gains in 2000 fell 82.5% from the 1999 first quarter level primarily due to the above mentioned sales of major stock holdings. The realized and unrealized gains from stock appreciation that the Company has experienced through March 31, 2000 were due primarily to a strong public market for small capitalization stocks which comprise nearly all the Company's holdings. Subsequent to March 31, 2000, the Company experienced substantial decreases in the market valuation of its stock holdings that will be reflected in its operating results for the three months ended June 30, 2000.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses increased $473,307 or 64.1% from the prior year's level. The increase was due primarily to the inclusion of the expenses of CTG during the three months ended March 31, 2000 totaling $444,971. There were no comparable results for CTG in the prior year, as the Company did not acquire CTG until the second quarter of 1999.

Operating expenses for 1st Net were down $66,173 or 8.9% from the comparable period last year. Among the largest components making up this reduction were decreases in personnel related expenses of $22,865 and decreases in professional expenses of $50,618.

SSP's operating expenses for the period increased $95,348 primarily due to the recognition of commissions expense totaling $92,432 in connection with the payments due to a former independent contractor upon the sale of SSP's remaining securities holdings. The former independent contractor is due a commission of 8% of the gross amount from future sales of certain securities held by SSP at March 31, 2000.

Other income and expense

Interest expense increased $44,757 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

The gain on sale of $566,392 during 2000 was from the sale of the OTCjournal.com newsletter in exchange for minimum proceeds from royalties and notes receivable totaling $750,000 through June 2002. See discussion of the transaction below under liquidity and capital resources.

The Company recognized a loss on disposal of property and equipment totaling $75,067 in connection with the retirement of certain obsolete equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through March 31, 2000, we expended significant effort and committed substantial resources toward our continued development of CTG's Crayon Crawler and 1st Net's Envoy Mail product lines. Management believes that these investments will begin showing a return to the Company in the future in the form of increased revenues. However, we are unable to predict with any degree of certainty the future results of our operations, and accordingly, make no assurance as to future cash flows from these products.

During the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10% of the gross noncash compensation the buyer realizes from the operation of OTCjournal.com through June 2002. In the event that the Company does not realize a minimum of $750,000 from the sale of OTCjournal.com through June 2002, the buyer is required to pay the Company $750,000 less all proceeds previously received in connection with OTCjournal.com. The first payment in connection with the note receivable of $50,000 is due in January 2001.

In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase common stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $84,712 from the sale of 42,356 shares of CTG during January 2000.

At March 31, 2000, the Company had cash and a net working capital deficit of $75,856 and $41,275, respectively. On a going forward basis, the Company continues to maintain several holdings of restricted and marketable securities. It is impossible however to ascertain the actual value that will be eventually realized by the Company when these securities are sold. Management believes that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized and unrealized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would not have been profitable. Also, because we expect our operating expenses to increase in the future, we may not be profitable again. We have an accumulated deficit of $1,878,424 at March 31, 2000. We incurred net losses of $1,525,313 and $286,076 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the three months ended June 30, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from our Envoy Mail product and/or our community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

*  expand our selling and marketing activities;

* increase our development efforts to upgrade existing and develop new products and technologies;

*  upgrade our operational and financial systems, procedures and controls;
   and

*  hire additional necessary personnel.

We will need to significantly increase our revenues to achieve and maintain profitability. If we fail to generate significant revenues from software licensing of 1st Net's Envoy Mail or from subscription fees to CTG's community based browsers and related sales of merchandise and advertising revenues, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which could cause the price of our common stock to decline. We are an early-stage company with an unproven business model, which makes it difficult to evaluate our current business and future prospects. We have only a limited operating history upon which to base an evaluation of our current business and future prospects.

We only recently began focusing on the Envoy Mail product. Also, CTG is still in the early stages of procuring distribution agreements for its community web browsers. As a result, the revenue and income potential of our business and our market are unproven. Because of our limited operating history and because the markets for the Company's products are relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

You should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of existing products. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of existing products. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

The market for CTG's community based browsers is emerging and if we are not successful in promoting the benefits to children of our products, our growth may be limited. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for children safe Internet communities due to the emerging nature of this market and the substantial resources available to our existing and potential competitors.

We currently sell our products both indirectly and directly. We intend to primarily market 1st Net's Envoy Mail product directly with a sales force built internally. Due to the new nature of the product, its market potential is uncertain. Also, if 1st Net is not able to attract and retain effective members of its sales force, its prospects for realizing profits from the licensing of Envoy Mail will be diminished.

For CTG's community based Web browsers, we intend to rely on distribution agreements with large consumer product companies that will include our web browser with their product. We will custom brand the software according to the specifications of our distribution partners. We will depend heavily on our distribution partners to get our software in the hands of the targeted consumer market. We will need to enter into new relationships to increase our current and future market share and revenue. We cannot assure you that we will be able to enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to enter into new relationships, we would not have a viable and cost effective channel to reach our target market and our operating results could suffer. Our reliance on our distribution partners could result in reduced revenue growth because we have little control over them. None of these parties is obligated to continue distributing our products.

We face increasing competition from better-established companies that may have significantly greater resources, which could prevent us from increasing revenue or achieving profitability. The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of either Envoy Mail or our community based browsers to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition.

Many of our current and potential competitors could enjoy substantial competitive advantages, such as:

* greater corporate name recognition and larger marketing budgets and resources;

*  established marketing relationships and access to larger customer bases;
   and

*  substantially greater financial, technical and other resources.

As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Also, such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, there can be no assurance that they will not develop services that are equal or superior to ours or that they achieve greater market acceptance than our product and service offerings. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan. If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results. We may acquire or make investments in complementary companies, services and technologies in the future. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

We are dependent on our employees and management, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner. Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued service of our existing engineering personnel and our outside development partners because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

We may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results and financial condition. We also use certain third-party technology, such as MS Agent (TM) software from Microsoft, and data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software or content infringes any person's proprietary rights. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms, if at all.

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

Because the equity securities that we currently hold amount to more than 40% of our total assets, we may be deemed to be an "Investment Company" and required to register under the Investment Company Act of 1940 (the "Act"). We view this situation to be an anomaly, however, and we do not intend to be engaged in the business of investing, reinvesting owning, holding or trading in securities. We intend to rectify this situation within the next twelve months so that the amount of our equity securities will not exceed 40% of our assets. In the event that we are unsuccessful (or in the event that this situation occurs more than once in any three year period), it is likely that we would be forced to register under the Act which would significantly increase out regulatory burdens and professional fees.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2000, we were not a party to any material pending legal proceedings, and we are not aware of any material threatened legal proceedings to which we would be a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c) On February 14, 2000, the Company issued 250,000 unregistered shares of its common stock to Spirit 32 Development Corporation along with $100,000 as consideration for technology to be acquired by the Company. The exemption claimed for this transaction is Section 4) 2 under the Securities Act of 1933 in that the offering was limited to a single, sophisticated purchaser in a negotiated transaction.

(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2000

ITEM 5. OTHER INFORMATION

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        (27)     Financial Data Schedule   Filed herewith electronically

(b)  Reports on Form 8-K

The following current reports on Form 8-K were filed during the quarter following our 10-KSB dated December 31, 1999.

1) On February 14, 2000, 1st Net Technologies, Inc. filed a report on Form 8-K relating to a technology purchase agreement between the Company and Spirit 32 Development Corporation.

2) On April 14, 2000, 1st Net Technologies, Inc. filed a report on Form 8-K relating to resignation of the Company's former independent auditors Corbin and Wertz.

3) On April 17, 2000, 1st Net Technologies, Inc. filed a report on Form 8-K relating to appointment of the Company's new independent auditors Argy and Company.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   1ST NET TECHNOLOGIES, INC.


Dated: August 21, 2000              By: /s/ James H. Watson, Jr.
                                      James H. Watson, Jr., Principal
                                      Executive Officer and Principal
                                      Accounting Officer of the Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                       TITLE                    DATE

/s/ James H. Watson, Jr.      Chairman, Chief Executive     August 21, 2000
James H. Watson, Jr.          Officer and Director


/s/ Clifford J. Smith         President and Director        August 21, 2000
Clifford J. Smith

EXHIBIT                                            METHOD OF FILING
-------                                    -----------------------------
  27.      FINANCIAL DATA SCHEDULE         Filed herewith electronically