Form 10QSB
period 2000-06-30
1ST NET TECHNOLOGIES INC
filed 2000-08-25
CIK 1062273

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

/X/  Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended June 30, 2000

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

                        COMMON STOCK, $.001 PAR VALUE
                Outstanding at June 30, 2000: 6,003,700 shares
                              (Title of Class)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                              June 30,       December 31,
                                                2000             1999
                                             -----------     -----------
                                             (unaudited)
ASSETS

Current assets:
 Cash                                        $ 2,992,837     $    12,873
 Accounts receivable, net of
  allowance for doubtful accounts of
  $33,723 and $22,999                             25,210          67,498
 Marketable securities                           169,966       1,158,366
 Current portion of note receivable from
  Marketbyte, L.L.C.                             100,000               -
 Other current assets                             30,083               -
                                             -----------     -----------
     Total current assets                      3,318,096       1,238,737

Investment in LaForza Automobiles, Inc.           60,000         100,000
Investment in Last Mile Communication
 Corporation                                     286,251         220,000
Note receivable from Marketbyte, L.L.C.          650,000               -

Property and equipment, at cost net of
 accumulated depreciation of $115,714 and
 $117,917                                        340,387         535,283

Proprietary technology, net of accumulated
 amortization of $129,997 at June 30, 2000       316,650         279,980

Intangible assets, net of accumulated
 amortization of $142,506 and $126,223            89,074         333,666

Goodwill, net of accumulated amortization
 of $13,445 and $8,963                           121,000         125,482

Other assets                                      11,742          15,926
                                             -----------     -----------
                                             $ 5,193,200     $ 2,849,074
                                             ===========     ===========







See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                              June 30,       December 31,
                                                2000             1999
                                             -----------     -----------
                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities $ 383,882 $ 394,245 Current portion of capital lease
  obligations                                     72,496          66,095
 Accrued personnel costs                         497,265         217,647
 Income taxes payable                              4,000           2,400
                                             -----------     -----------
     Total current liabilities                   957,643         680,387

Long term portion of capital lease
 obligations                                     219,103         246,476
Deferred credits from acquisition of CTG,
 net of accumulated amortization of $52,165
 and $29,504                                     611,671         634,332
Long term notes payable                           55,090          68,000
Long term notes payable to related parties        67,456         335,972
                                             -----------     -----------

     Total liabilities                         1,910,963       1,965,167

Commitments and contingencies

Minority interests in subsidiaries             1,100,481          65,848

Stockholders' equity:
 Preferred stock, $.001 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                               -               -
 Common stock, $.001 par value, 40,000,000
  shares authorized, 6,003,700 shares issued
  and outstanding (5,753,000 at December 31,
  1999)                                            6,004           5,754
 Additional paid in capital                    5,026,696       2,766,629
 Accumulated deficit                          (2,850,944)     (1,954,324)
                                             -----------     -----------
     Total stockholders' equity                2,181,756         818,059
                                             -----------     -----------
                                             $ 5,193,200     $ 2,849,074
                                             ===========     ===========






See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                          For the three months ended       For the six months ended
                                          June 30,         June 30,        June 30,         June 30,
                                            2000             1999           2000             1999
                                        -----------      ----------      -----------      -----------
Revenues:
 Technology consulting, user fees
  and marketing services                $    48,078      $  316,912       $  153,319      $   580,214
 Realized gain on investments sold           14,156         385,470          601,535          393,694
 Unrealized gain on investments held              -         138,335                -          635,396
                                        -----------      ----------      -----------      -----------
     Total revenues                          62,234         840,717          754,854        1,609,304

Operating expenses:
  Unrealized loss on investments held       117,776               -           30,949                -
  Other operating expenses                1,206,314       1,266,676        2,417,723        2,004,778
                                        -----------      ----------      -----------      -----------
                                          1,324,090       1,266,676        2,448,672        2,004,778
                                        -----------      ----------      -----------      -----------
Income (loss) from operations            (1,261,856)       (425,959)      (1,693,818)        (395,474)

Other income and expense:
 Interest expense                            (4,614)              -          (52,329)          (2,958)
 Gain on sale of assets                           -               -          566,392                -
 Loss on disposal of property and
  equipment                                       -               -          (75,067)               -
 Other income                                19,412           2,846           20,239           12,933
                                        -----------      ----------      -----------      -----------
Income before provision for income
 taxes and minority interest in loss
 of subsidiaries                         (1,247,058)       (423,113)      (1,234,583)        (385,499)

Provision for income taxes                    1,600          (3,200)           1,600                -
                                        -----------      ----------      -----------      -----------
Income before provision for minority
 interest in undistributed loss of
 subsidiaries                            (1,248,658)       (419,913)      (1,236,183)        (385,499)

Minority interest in undistributed
 loss of subsidiaries                       276,138          37,067          339,563           37,135
                                        -----------      ----------      -----------      -----------
Net loss                                $  (972,520)     $ (382,846)     $  (896,620)     $  (348,364)
                                        ===========      ==========      ===========      ===========
Earnings per share:
 Basic and diluted                      $     (0.16)     $    (0.05)     $     (0.15)     $     (0.06)
                                        ===========      ==========      ===========      ===========

Weighted average common shares
 outstanding:
  Basic and diluted                       6,003,700       7,290,000        5,943,260        6,154,700
                                        ===========      ==========      ===========      ===========


See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


                                          For the three months ended       For the six months ended
                                          June 30,         June 30,        June 30,         June 30,
                                            2000             1999           2000             1999
                                        -----------      -----------     -----------      -----------
Operating activities

Net loss                                $  (972,520)     $  (382,846)    $  (896,620)     $  (348,364)
Adjustments to reconcile net income
 to net cash from operating activities:
  Depreciation and amortization              97,290           14,266         201,287           36,664
  Changes in minority interests in
   subsidiaries                            (276,138)         491,919        (323,575)         122,208
  Gain on sale of assets                          -                -        (566,392)               -
  Loss on disposal of property and
   equipment                                      -                -          75,067                -
  Compensation expense from common
   stock to be issued                             -                -          53,005                -
  Reduction of note payable in
   exchange for services                     (6,892)               -         (12,910)               -
  Unrealized loss (gain) on
   investments held                         204,603          138,335         117,776          635,396
  Changes in operating assets and
   liabilities:
    Accounts receivable                      14,790          (24,868)         42,288           19,384
    Other assets                            (21,371)         264,121         (25,899)         (30,905)
    Accounts payable and accrued
     liabilities                             (9,292)         216,885         (10,363)         263,841
    Accrued personnel costs                  29,348          (21,931)        226,613           30,620
    Deferred revenues                             -                -               -          212,275
    Income taxes payable                      1,600             (800)          1,600            3,200
                                        -----------      -----------     -----------      -----------
Net cash from operating activities         (938,582)         695,081      (1,118,123)         944,319

Investing activities
Additions to property and equipment         (25,517)         (95,791)        (25,517)        (304,895)
Changes in marketable securities            340,605          257,758         910,624         (447,463)
Acquisition of SSP Management Corp.               -                -               -         (140,241)
Changes in restricted securities                  -                -               -          (17,000)
Increase to notes and loans receivable            -                -               -           (1,324)
Additions to proprietary technology               -         (127,743)       (100,000)        (179,850)
                                        -----------      -----------     -----------      -----------
Net cash from investing activities          315,088           34,224         785,107       (1,090,773)

Financing activities
Repayments of capital lease obligations     (18,050)        (161,014)        (37,029)        (295,236)
Repayments of notes payable                 (35,000)               -        (268,516)               -
Net proceeds from issuance of
 common stock by CTG                              -                -          25,000                -
Net proceeds from issuance of preferred
 stock by CTG                             3,593,525                -       3,593,525                -
Net proceeds from issuance of common
 stock                                            -          202,742               -          202,742
Net proceeds from issuance of
 preferred stock                                  -                -               -        1,009,981
                                        -----------      -----------     -----------      -----------
Net cash from financing activities        3,540,475           41,728       3,312,980          917,487
                                        -----------      -----------     -----------      -----------
Increase in cash                          2,916,981          771,033       2,979,964          771,033

Cash at beginning of period                  75,856           17,888          12,873           17,888
                                        -----------      -----------     -----------      -----------
Cash at end of period                   $ 2,992,837      $   788,921     $ 2,992,837      $   788,921
                                        ===========      ===========     ===========      ===========

Supplemental disclosures of
 cash flow information:
  Cash paid (refunded) during the
   period for:
    Interest                            $     6,463      $         -     $    51,082      $     2,958
                                        ===========      ===========     ===========      ===========
    Income taxes                        $         -      $         -     $         -      $         -
                                        ===========      ===========     ===========      ===========

See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  Organization

1st Net Technologies, Inc. ("the Company" or "1st Net") is primarily in the Internet commerce and services business.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in 1st Net Technologies, Inc.'s Form 10-K reported to the Securities and Exchange Commission. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to conform prior years' data to the current period presentation.

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

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents were antidilutive for the three and six months ended June 30, 2000.

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

At June 30, 2000, the Company had outstanding options to purchase 416,000 shares of common stock with an exercise price of $5.00 per share. The vesting period for some of the options granted was accelerated over a shorter time period than the three years provided for by the Stock Plan based on the term of employment of the recipient. At June 30, 2000, there were 245,167 options exercisable.

In December 1999, the Company announced the issuance of 46,907 shares of common stock to employees. In August 2000, the Company's Board of Directors approved the issuance of the shares. The Company recorded compensation expense of $53,005 in the three months ended March 31, 2000, related to the future issuance of the shares.

5.  Technology Purchase Agreement

On January 14, 2000, 1st Net and Spirit 32 Development Corporation, a Colorado corporation ("Spirit 32"), entered into a Technology Purchase and Recission Agreement (the "Agreement"). Pursuant to the terms of the Agreement, the Company and Spirit 32 terminated the Stock Acquisition Agreement entered into by both parties on January 22, 1999. The Agreement released the Company and Spirit 32 from any liability that may have arisen under the terms of the Stock Acquisition Agreement, including funds previously advanced to Spirit 32 for the licensing and development of the technology. As a result of the Technology Purchase Agreement, the Stock Acquisition Agreement was deemed to have been rescinded as of January 22, 1999.

The Technology Purchase Agreement provided that Spirit 32 sell all of its rights, title and interest in the Mariah Internet Protocol Telecomputing Project, the Mindwalker Series, the Crayon Crawler Browser, the Spirit 32 Voice Mailer and all the tradenames associated with the names "Crayon Crawler", "Mindwalker" and "Mariah" to the Company. The purchase was closed on February 14, 2000. At closing, 1st Net delivered 250,000 shares of its restricted common stock to Spirit 32 together with cash in the amount of $100,000.

On March 22, 2000, 1st Net sold the technology obtained from Spirit 32 to CTG in exchange for 250,000 shares of CTG common stock. CTG also issued an additional 35,000 shares of common stock to 1st Net in order to satisfy all past unpaid royalties in connection with the technology.

6.  Asset sales

During the three months ended March 31, 2000, the Company completed a transaction initiated during 1999 whereby the Company invested $220,000 cash in and sold substantially all of the non-technology assets of Mariah to Last Mile. Mariah retained its IP Telephony technology. The Company received a 10% note receivable that was subsequently converted into 400,000 shares of Last Mile's common stock. Last Mile's chairman of the Board and Chief Executive Officer formerly held the same positions at Mariah. Costs associated with the investment in Last Mile totaling $286,251 are included in the accompanying balance sheet at June 30, 2000.

On February 23, 2000, SSP sold a newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") in exchange for a note receivable totaling $200,000 and 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. Under the sale agreement, in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the newsletter. Accordingly, the transaction has been recorded as a current and long-term note receivable due from Marketbyte totaling $750,000 in the accompanying balance sheet at June 30, 2000. Also the Company recorded a gain from the sale of the newsletter less the related assets sold totaling $566,392 during the three months ended March 31, 2000.

7.  Related party transactions and significant sales

Entrepreneur Investments, L.L.C. ("EI") is one of the largest percentage shareholders in the Company. The sole shareholder of EI serves as the Company's Chief Executive Officer. The Company has officers and directors in common with various other entities in related and unrelated businesses. During the three and six months ended June 30, 2000 and 1999, the Company subleased office space from EI for total rent expenses of $36,900, $69,961, $24,081 and $44,458, respectively. The Company also had borrowings outstanding from EI totaling $59,800 and $284,800 at June 30, 2000 and December 31, 1999, respectively. The Company paid interest on the borrowings to EI totaling $35,000 during the six months ended June 30, 2000.

At June 30, 2000 and December 31, 1999, SSP had certain holdings of corporate securities that were obtained in connection with past services provided by the Company. SSP has agreed to pay a former independent contractor of the Company a commission of 8% of the proceeds realized by SSP from the future sale of these securities.

During the three and six months ended June 30, 1999 the Company had revenues from related parties totaling $40,000 and $120,000, respectively. There were no accounts receivable from related parties at June 30, 2000 or December 31, 1999.

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

9.  Sale of CTG preferred stock

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF
1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the second quarter of 2000 declined $268,834 or 84.8% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's Envoy Mail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

The gain realized by the Company in connection with investments sold in 1999 was due primarily to the sale of one of the Company's major stock holdings. The sale was made in order to fund shortfalls in other areas of the Company's operations. The Company realized gains from the sale of one of its major holdings in the second quarter of 2000 totaling $14,156.

The Company recognized gains on investments held for future resale during the first quarter of 1999 totaling $138,335.

Operating expenses

The amount of unrecognized loss on investments held totaled $117,776 during the second quarter of 2000. The Company experienced broad declines in the market valuation of its remaining stock holdings during this period.

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $60,362 or 4.8% from the prior year's level. Significant reductions in the levels of expenses for both SSP and 1st Net were offset by substantial increases in the total expenses of CTG in comparison to 1999 (CTG was acquired by the Company May 1, 1999).

Across 1st Net, SSP and CTG, salaries and compensation were up $107,291 and amortization of intangible assets increased $80,809. These increases were offset by decreases in professional fees of $155,665 and decreases in licensing fees of $71,787.

Other income and expense

Interest expense totaled $4,614 in 2000. Other income totaling $19,412 was primarily the result of interest income earned on new investment funding raised in May 2000 by CTG.

RESULTS OF OPERATIONS   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS
ENDED JUNE 30, 1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the six months ended June 30, 2000 declined $426,895 or 73.6% from the same period during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from lines of business that generated significant revenues in the past. The Company's new major focus for future revenue growth has not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

The gain realized by the Company in connection with investments sold in 2000 totaling $601,535 was due primarily to the sale of one of the Company's major stock holdings. The sale was made in order to fund shortfalls in other areas of the Company's operations. During 1999, the Company recognized gains totaling $393,694 primarily from the sale of one its major stock holdings. The investment generating the gain in 2000 was a different stock holding from the stock holding that generated the gain in the same period in 1999.

The Company recognized gains on investments held for future resale during the first six months of 1999 totaling $635,396 due to the strong public market for small capitalization stocks which comprise nearly all the Company's holdings.

Operating expenses

The amount of unrecognized loss on investments held totaled $30,949 during the first six months of 2000. During the second quarter of 2000, the Company experienced broad declines in the market valuation of its remaining stock holdings, offsetting gains of $86,827 recognized during the first quarter of 2000.

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses increased $412,945 or 20.6% from the prior year's level. The increase was due primarily to the inclusion of the expenses of CTG during the six months ended June 30, 2000. The Company did not acquire CTG until the second quarter of 1999. This increase was offset partially by the decrease in operating expenses in 1st Net.

Across 1st Net, SSP and CTG, salaries and compensation were up $275,641 (including amounts from the issuance of stock to employees totaling $53,005), commissions for SSP were up $92,432, software development for CTG was up $122,549, consulting expenses increased $45,700 and amortization of intangible assets increased $178,000. The SSP commissions expense were recognized in connection with future payments due to a former independent contractor upon the sale of SSP's remaining securities holdings. These increases were partially offset by decreases in professional fees of $222,235 and decreases in licensing fees of $71,787.

Other income and expense

Interest expense increased $49,371 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

The gain on sale of $566,392 during 2000 was from the sale of the OTCjournal.com newsletter in exchange for minimum proceeds from royalties and notes receivable totaling $750,000 through June 2002.

The Company recognized a loss on disposal of property and equipment totaling $75,067 in connection with the retirement of certain obsolete equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through June 30, 2000, we expended significant effort and committed substantial resources toward our continued development of CTG's Crayon Crawler and 1st Net's Envoy Mail product lines. Management believes that these investments will begin showing a return to the Company in the future in the form of increased revenues. However, we are unable to predict with any degree of certainty the future results of our operations, and accordingly, make no assurance as to future cash flows from these products.

During the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10% of the gross noncash compensation the buyer realizes from the operation of OTCjournal.com through June 2002. In the event that the Company does not realize a minimum of $750,000 from the sale of OTCjournal.com through June 2002, the buyer is required to pay the Company $750,000 less all proceeds previously received in connection with OTCjournal.com. The first two payment in connection with the note receivable of $50,000 are due in January and June 2001.

In August 2000 SSP sold its newsletter InvestmentOpportunity.com to an unrelated third party. Consideration for the newsletter is: 1) cash totaling $100,000 paid in August 2000; 2) a $650,000 note receivable payable in fifteen monthly installments of $20,000 beginning in October 2000 through December 2001 with a $350,000 balloon payment due January 2002; and 3) $750,000 payable in stocks received in connection with the operation of the newsletter.

In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase common stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $84,712 from the sale of 42,356 shares of CTG during January 2000.

At June 30, 2000, the Company had cash and net working capital of $2,992,837 and $2,360,453, respectively. CTG's portion of this cash totaled $2,785,550 at June 30, 2000 and 1st Net owns 59.8% of the outstanding common stock of CTG as of June 30, 2000.

On a going forward basis, 1st Net and its 100% owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. It is impossible however to ascertain the actual value that will be eventually realized by the Company when these securities are sold.

Management believes that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized and unrealized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would have suffered a significantly greater loss than the $896,620 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may not be profitable again. We have an accumulated deficit of $2,850,944 at June 30, 2000. We incurred net losses of $1,525,313 and $286,076 for the years ended December 31, 1999 and 1998, respectively and will probably have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's Envoy Mail product and/or CTG's community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2000, we were not a party to any material pending legal proceedings, and we are not aware of any material threatened legal proceedings to which we would be a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
(d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2000

ITEM 5. OTHER INFORMATION

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(27) Financial Data Schedule (see below).

(b) Reports on Form 8-K

There were no current reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   1ST NET TECHNOLOGIES, INC.


Dated: August 24, 2000             By: /s/ James H. Watson, Jr.
                                      James H. Watson, Jr., Principal
                                      Executive Officer and Principal
                                      Accounting Officer of the Registrant


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURE                        TITLE                      DATE



/s/ James H. Watson, Jr.     Chairman, Chief Executive     August 24, 2000
James H. Watson, Jr.         Officer and Director


/s/ Clifford J. Smith        President and Director        August 24, 2000
Clifford J. Smith

EXHIBIT                                            METHOD OF FILING
-------                                    -----------------------------
  27.      FINANCIAL DATA SCHEDULE         Filed herewith electronically