Form 10QSB/A
period 2000-03-31
1ST NET TECHNOLOGIES INC
filed 2000-11-01
CIK 1062273

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-QSB/A



(Mark One)
/X/   Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended March 31, 2000

OR

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from ______ to ______

                       Commission file number 0-27145

                         1st Net Technologies, Inc.
           (exact name of registrant as specified in its charter)

         Colorado                                      33-0756798
State or other jurisdiction                          I.R.S. Employer
of incorporation or organization                    Identification No.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                         March 31,
                                                           2000
                                                        -----------
ASSETS

Current assets:
 Cash                                                   $    75,856
 Accounts receivable, net of allowance for
  doubtful accounts of $50,230                               40,000
  Marketable securities                                     715,174
  Current portion of note receivable from
   Marketbyte, L.L.C.                                        50,000
  Other current assets                                        8,912
                                                        -----------
     Total current assets                                   889,942

Investment in LaForza Automobiles, Inc.                      60,000
Investment in Last Mile Communication Corporation           220,000
Note receivable from Marketbyte, L.L.C.                     700,000

Property and equipment, at cost net of accumulated
  depreciation of $91,524                                   353,108

Other assets                                                 11,742
                                                        -----------
                                                        $ 2,234,792
                                                        ===========





















See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                         March 31,
                                                           2000
                                                        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities               $   529,062
 Notes payable                                               61,982
 Notes payable and amounts due to related parties           102,456
 Current portion of capital lease obligations                67,526
 Accrued personnel costs                                    535,922
 Income taxes payable                                         2,400
                                                        -----------
     Total current liabilities                            1,299,348

Long term portion of capital lease obligations              226,066
                                                        -----------
     Total liabilities                                    1,525,414

Commitments and contingencies

Minority interests in subsidiaries                           39,163

Stockholders' equity:
 Preferred stock                                                  -
 Common stock                                                 6,004
 Common stock warrants                                      204,041
 Additional paid in capital                               5,735,420
 Accumulated deficit                                     (5,988,455)
 Accumulated other comprehensive income                     713,205
                                                        -----------
     Total stockholders' equity                             670,215
                                                        -----------
                                                        $ 2,234,792
                                                        ===========

















See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
                                             For the three months ended
                                             March 31,         March 31,
                                               2000               1999
                                            -----------       -----------
Revenues:
 Technology consulting, user fees and
  marketing services                        $   105,250       $   372,622
Operating expenses                            1,416,112         3,172,060
                                            -----------       -----------
Loss from operations                         (1,310,862)       (2,799,438)

Other income and expense:
 Interest expense                               (47,722)           (3,695)
 Gain on sale of assets                         735,359                 -
 Realized gain on investments sold              713,558             8,224
 Writedown of restricted security               (40,000)                -
 Other income                                       824                87
                                            -----------       -----------
Income (loss) before provision for
 income taxes and minority interest in
 loss of subsidiaries                            51,157        (2,794,822)

Provision for income taxes                            -                 -
                                            -----------       -----------
Income (loss) before provision for
 minority interest in undistributed
 loss of subsidiaries                            51,157        (2,794,822)

Minority interest in undistributed
 loss of subsidiaries                               615            61,315
                                            -----------       -----------
Net income (loss)                           $    51,772       $(2,733,507)
                                            ===========       ===========

Earnings (loss) per share:
 Basic earnings (loss) per share            $      0.01       $     (0.50)
                                            ===========       ===========
 Diluted earnings (loss) per share          $      0.01       $     (0.50)
                                            ===========       ===========

Weighted average common shares outstanding:
 Basic earnings (loss) per share              5,882,821         5,463,514
                                            ===========       ===========
 Diluted earnings (loss) per share            5,882,821         5,463,514
                                            ===========       ===========








See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                             For the three months ended
                                             March 31,         March 31,
                                               2000              1999
                                            -----------       -----------
Operating activities

Net income (loss)                           $    51,772       $(2,733,507)
Adjustments to reconcile net income
 (loss) to net cash flows from operating
 activities:
  Depreciation and amortization                  28,848            28,238
  Changes in minority interests in
   subsidiaries                                    (615)           65,848
  Gain on sale of assets                       (735,359)                -
  Realized gain on investments sold            (713,558)           (8,224)
  Reduction of note payable in exchange
   for services                                  (6,018)                -
  Stock based employee compensation                   -         1,339,425
  Stock based payments for services and
   technology                                   282,500            98,250
  Revenues received in the form of stock              -           (11,500)
  Writedown of restricted security               40,000                 -
  Changes in operating assets and liabilities:
   Accounts receivable                           27,498           (75,065)
   Other assets                                  (8,412)          (31,135)
   Accounts payable and accrued liabilities    (126,729)          136,799
   Accrued personnel costs                      250,270            46,904
   Income taxes payable                               -               800
                                            -----------       -----------
Net cash flows from operating activities       (909,803)       (1,143,167)

Investing activities

Additions to property and equipment                (610)          (52,063)
Changes in marketable securities              1,200,891          (439,976)
Changes in restricted securities                      -                 -
Repayments of notes and loans receivable              -           308,810
                                            -----------       -----------
Net cash flows from investing activities      1,200,281          (183,229)

Financing activities

Repayments of capital lease obligations         (18,979)           (2,498)
Repayments of notes payable                    (233,516)         (191,111)
Net proceeds from issuance of common stock
 of Mariah                                            -           760,000
Net proceeds from issuance of common
 stock by CTG                                    25,000           750,764
Net proceeds from issuance of preferred
 stock and warrants                                   -         1,007,913
                                            -----------       -----------
Net cash flows from financing activities       (227,495)        2,325,068
                                            -----------       -----------
Increase in cash                                 62,983           998,672
Cash at beginning of period                      12,873            18,796
                                            -----------       -----------
Cash at end of period                       $    75,856       $ 1,017,468
                                            ===========       ===========
See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   Organization

1st Net Technologies, Inc. ("the Company") is primarily in the Internet commerce and services business.

The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a portion of the assets in the accompanying financial statement is dependent upon future profitable operations of the Company, or the realization of sufficient funds from the sales of investment securities held or upon the Company's ability to raise funds through future debt or equity offerings. Management believes that actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern and has therefore prepared the financial statements accordingly.

2.   Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Mariah Communications, Inc. ("Mariah"), SSP Management Corp. ("SSP") and Children's Technology Group, Inc. ("CTG"). These acquisitions have been accounted for in a manner similar to a pooling-of-interests because the Company and the acquired companies had shareholders and management in common prior to the acquisition. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the results of the interim periods presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in 1st Net Technologies, Inc.'s Form 10-KSB reported to the Securities and Exchange Commission. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended December 31, 2000. Certain reclassifications have been made to conform prior years' data to the current period presentation.

3.   Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents totaling 336,200 and 311,200 were antidilutive for the three months ended March 31, 2000 and March 31, 1999, respectively.

4.   Warrants, stock options and employee stock grant

There are 236,200 warrants outstanding to purchase shares of common stock at $5 per share. The warrants expire at the earlier of one year subsequent to the closing of an underwritten public offering of the Company's common stock or October 21, 2002.

There are 75,000 warrants outstanding to purchase common stock outstanding with an exercise price of $3.50 per share. The warrants expire March 31, 2001.

The Company agreed to issue warrants to purchase 525,000 shares of common stock at $3.00 per share to four employees, subject to the approval of the Company's Board of Directors. When the issuance of the warrants is approved by the Board of Directors, they will be immediately vested and will expire five years from the date of Board approval.

During 1999, the Company announced its intention to issue options to employees to purchase common stock at an exercise price of $5.00 per share, subject to the future approval of the Company's Board of Directors. There are 272,000 shares of common stock that would be subject to this future option grant. The vesting period for the options to be granted will vary based on the terms of employment of the recipients at the time the options were announced, but in no event will exceed three years from the time of the announcement of the options in 1999. None of the options to be granted will be issued to officers or directors.

In April 1999 pursuant to an employment agreement, the Company issued 150,000 options to purchase common stock at $5.00 per share to a former employee. At the time the former employee voluntarily terminated his employment with the Company in November 1999, there were 25,000 options vested. The options will expire on November 30, 2000 if not exercised on or prior to that date.

In December 1999, the Company announced the issuance of shares of common stock to employees. In August 2000, the Company's Board of Directors approved the issuance of 58,592 shares. The shares were distributed in September 2000.
The Company recorded compensation expense of $53,005 during the year ended December 31, 1999, related to the future issuance of the shares.

5.   Technology Purchase Agreement

In January 1999, the Company entered into an agreement to purchase in the future all of the issued and outstanding stock of Spirit 32 Development Corporation ("SP32") in exchange for 450,000 shares of 1st Net's common stock. The acquisition was not consummated and was formally rescinded in February 2000. The rescission agreement released the Company and SP32 from any liability that may have arisen under the terms of the original agreement for 1st Net to acquire SP32, including funds previously advanced by 1st Net for the licensing and development of in-process technology.
Included in the rescission agreement, SP32 sold all of its rights, title and interest in technology being developed by both Mariah and CTG. The release also included trade names in connection with the technology. At the close of the rescission agreement, 1st Net delivered 250,000 shares of its restricted common stock to SSP together with cash totaling $100,000. The Company recorded a charge to operations totaling $382,500 in connection with this transaction as the technology being obtained was in-process research and development at the time of the rescission agreement. In March 2000, 1st Net sold the CTG technology obtained from SP32 to CTG in exchange for 250,000 shares of CTG common stock.

6.   Asset sales

In 1999, Mariah received a note receivable from Last Mile Communications Corporation ("Last Mile") in exchange for $220,000 cash. The note was subsequently converted into the restricted shares of Last Mile. Last Mile's chief executive officer and chairman of the board of directors formerly held the same position with Mariah. In March 2000, Mariah subsequently sold substantially all of its operating assets to Last Mile in exchange for Last Mile's assumption of future expense commitments. Mariah retained the rights to its IP telephony technology.

On February 23, 2000, SSP sold a newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") in exchange for a note receivable totaling $200,000 and 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. Under the sale agreement, in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the newsletter. Accordingly, the transaction has been recorded as a current and long-term note receivable due from Marketbyte totaling $750,000 in the accompanying balance sheet at March 31, 2000. The Company recorded a gain from the sale of the newsletter less the related assets sold totaling $735,359 in the accompanying statement of operations for the three months ended March 31, 2000.

7.   Related party transactions and significant sales

Entrepreneur Investments, L.L.C. ("EI") is one of the largest percentage shareholders in the Company. The sole shareholder of EI serves as the Company's Chief Executive Officer. The Company has officers and directors in common with various other entities in related and unrelated businesses. During the three months ended March 31, 2000 and 1999, the Company subleased office space from EI for total rent expenses of $33,061 and $20,376, respectively. The Company also had borrowings outstanding from EI totaling $94,800 at March 31, 2000. The Company paid interest on the borrowings to EI totaling $35,000 during the three months ended March 31, 2000.

At March 31, 2000, SSP had certain holdings of corporate securities that were obtained in connection with past services provided by the Company. SSP has agreed to pay a former independent contractor of the Company a commission of 8% of the proceeds realized by SSP from the future sale of these securities.

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

RESULTS OF OPERATIONS - FIRST QUARTER OF 2000 COMPARED TO FIRST QUARTER OF
1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the first quarter of 2000 declined $267,372 or 71.8% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's Envoy Mail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $1,755,948 or 55.4% from the prior year's level. Included in operating expenses in the quarter ended March 31, 1999 were charges totaling $1,658,587 related to the issuance of common stock and warrants to employees and to outsiders. In 2000 the Company recognized charges to operations totaling $382,500 for the purchase of in-process technology with $100,000 cash and 250,000 shares of common stock. The rest of the difference between 2000 and 1999 of $479,861 related to substantial costs incurred in connection with some of the Company's software and databases being developed in 1999.

Other income and expense

The gain realized by the Company in connection with investments sold in 2000 totaling $713,558, was due primarily to the sale of one of the Company's major stock holdings. The sale was made in order to fund shortfalls in other areas of the Company's operations. There was no significant comparable activity in the same period of 1999.

The Company recognized a further write-down to the cost basis of its holdings in the common stock of LaForza Automobiles, Inc. ("LaForza") during the first quarter of 2000 totaling $40,000. The write-down was precipitated by a further decline in the value of the restricted stock of LaForza that management deemed likely to be of a permanent nature. Accordingly, the cost basis of the Company's LaForza holdings have been permanently adjusted to reflect their new value and will not be written up in the event of a future recovery in their value.

Interest expense increased $44,027 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

The gain on sale of $735,359 during 2000 was from the sale of the OTCjournal.com newsletter in exchange for minimum proceeds from royalties and notes receivable totaling $750,000 through June 2002. See discussion of the transaction below under liquidity and capital resources.

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

In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase common stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $114,570 from the sale of 42,356 shares of CTG during January 2000.

At March 31, 2000, the Company had cash and a net working capital deficit of $75,856 and $409,406, respectively. On a going forward basis, the Company continues to maintain several holdings of restricted and marketable securities. It is impossible however to ascertain the actual value that will be eventually realized by the Company when these securities are sold. Management believes that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized and unrealized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would not have been profitable. Also, because we expect our operating expenses to increase in the future, we may not be profitable again. We have an accumulated deficit of $5,988,455 at March 31, 2000. We incurred net losses of $5,238,406 and $652,884 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the three and six months ended June 30, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from our Envoy Mail product and/or our community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

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

(a)   Exhibits

(27) Financial Data Schedule (see below).

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

                                  1ST NET TECHNOLOGIES, INC.

Dated: November 1, 2000           By: /s/ James H. Watson, Jr.
                                     James H. Watson, Jr., Principal
                                     Executive Officer and Principal
                                     Accounting Officer of the Registrant

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                      TITLE                       DATE

/s/ James H. Watson, Jr.    Chairman, Chief Executive    November 1, 2000
James H. Watson, Jr.        Officer and Director

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically