Form 10QSB/A
period 2000-06-30
1ST NET TECHNOLOGIES INC
filed 2000-11-01
CIK 1062273

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

                                                         June 30,
                                                           2000
                                                        -----------
ASSETS

Current assets:
 Cash                                                   $ 2,992,837
 Accounts receivable, net of allowance for
  doubtful accounts of $33,723                               25,210
  Marketable securities                                     169,966
  Current portion of note receivable from
   Marketbyte, L.L.C.                                       100,000
  Other current assets                                       37,463
                                                        -----------
     Total current assets                                 3,325,476

Investment in LaForza Automobiles, Inc.                      60,000
Investment in Last Mile Communication Corporation           220,000
Note receivable from Marketbyte, L.L.C.                     650,000

Property and equipment, at cost net of accumulated
  depreciation of $107,110                                  348,991

Other assets                                                 11,742
                                                        -----------
                                                        $ 4,616,209
                                                        ===========



















See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                         June 30,
                                                           2000
                                                        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities               $   519,773
 Notes payable                                               55,090
 Notes payable and amounts due to related parties            67,456
 Current portion of capital lease obligations                72,496
 Accrued personnel costs                                    565,270
 Income taxes payable                                         4,000
                                                        -----------
     Total current liabilities                            1,284,085

Long term portion of capital lease obligations              219,103
                                                        -----------
     Total liabilities                                    1,503,188

Commitments and contingencies

Minority interests in subsidiaries                          960,920

Stockholders' equity:
 Preferred stock                                                  -
 Common stock                                                 6,004
 Common stock warrants                                      204,041
 Additional paid in capital                               7,885,426
 Accumulated deficit                                     (6,111,691)
 Accumulated other comprehensive income                     168,321
                                                        -----------
     Total stockholders' equity                           2,152,101
                                                        -----------
                                                        $ 4,616,209
                                                        ===========















See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                             For the three months ended          For the six months ended
                                              June 30,         June 30,          June 30,        June 30,
                                               2000              1999              2000            1999
                                            -----------       -----------      -----------     -----------
Revenues:
 Technology consulting, user fees and
  marketing services                        $    48,093       $   291,129      $   153,343     $   663,751
Operating expenses                            1,145,999         1,133,123        2,562,111       4,305,183
                                            -----------       -----------      -----------     -----------
Loss from operations                         (1,097,906)         (841,994)      (2,408,768)     (3,641,432)

Other income and expense:
 Realized gain on investments sold              441,264           394,421        1,154,822         390,726
 Writedown of restricted security                     -                 -          (40,000)              -
 Interest expense                                (5,597)          (16,919)         (53,319)         (8,695)
 Gain on sale of assets                               -                 -          735,359               -
 Other income                                    23,143            11,281           23,967          11,368
                                            -----------       -----------      -----------     -----------
Loss before provision for income taxes
 and minority interest in loss of
 subsidiaries                                  (639,096)         (453,211)       (587,939)      (3,248,033)

Provision for income taxes                        5,902               800           5,902              800
                                            -----------       -----------      -----------     -----------
Loss before provision for minority
 interest in undistributed loss of
 subsidiaries                                  (644,998)         (454,011)        (593,841)     (3,248,833)

Minority interest in undistributed
 loss of subsidiaries                           521,762            38,799          522,377         100,114
                                            -----------       -----------      -----------     -----------
Net Loss                                    $  (123,236)      $  (415,212)     $   (71,464)    $(3,148,719)
                                            ===========       ===========      ===========     ===========
Loss per share:
 Basic and diluted                          $     (0.02)      $     (0.07)     $     (0.01)    $     (0.56)
                                            ===========       ===========      ===========     ===========

Weighted average common shares outstanding:
 Basic and diluted                            6,003,700         5,753,700        5,943,260       5,609,409
                                            ===========       ===========      ===========     ===========














See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                             For the three months ended          For the six months ended
                                              June 30,         June 30,          June 30,        June 30,
                                               2000              1999              2000            1999
                                            -----------       -----------      -----------     -----------
Operating activities

Net loss                                    $  (123,236)      $  (415,212)     $   (71,464)    $(3,148,719)
Adjustments to reconcile net loss
 to net cash flows from operating
 activities:
  Depreciation and amortization                  28,697            28,697           57,545          56,935
  Changes in minority interests in
   subsidiaries                                (521,762)          (15,012)        (522,377)         50,836
  Gain on sale of assets                              -                 -         (735,359)              -
  Realized gain on investments sold            (441,264)         (382,502)      (1,154,822)       (390,726)
  Writedown of restricted security              (40,000)                -                -               -
  Reduction of note payable in exchange
   for services                                  (6,892)                -          (12,910)              -
  Stock based employee compensation                   -                 -                -       1,339,425
  Stock based payments for services and
   technology                                         -                 -          282,500          98,250
  Revenues received in the form of stock              -           (11,000)               -         (22,500)
  Changes in operating assets and liabilities:
   Accounts receivable                           14,790           (40,000)          42,288        (115,065)
   Other assets                                 (28,551)          (30,746)         (36,963)        (61,881)
   Accounts payable and accrued liabilities      (9,289)          187,250         (136,018)        324,049
   Accrued personnel costs                       29,348             3,866          279,618          50,770
   Deferred revenues                                  -              (800)               -               -
   Income taxes payable                           1,600             3,200            1,600           3,200
                                            -----------       -----------      -----------     -----------
Net cash flows from operating activities     (1,096,559)         (672,259)      (2,006,362)     (1,815,426)

Investing activities

Additions to property and equipment              (9,541)         (103,578)         (10,151)       (155,641)
Changes in marketable securities                481,588           482,563        1,682,479          42,587
Repayments of notes and loans receivable              -            22,072                -         330,882
                                            -----------       -----------      -----------     -----------
Net cash flows from investing activities        472,047           401,057        1,672,328         217,828

Financing activities

Repayments of capital lease obligations         (17,032)           (2,381)         (36,011)         (4,879)
Repayments of notes payable                     (35,000)          (28,158)        (268,516)       (219,269)
Net proceeds from issuance of common stock
 of Mariah                                            -                 -                -         760,000
Net proceeds from issuance of common
 stock by CTG                                         -                 -           25,000         750,764
Net proceeds from issuance of CTG preferred
 stock and warrants                           3,593,525                 -        3,593,525               -
Net proceeds from issuance of preferred
 stock and warrants                                   -                 -                -       1,007,913
                                            -----------       -----------      -----------     -----------
Net cash flows from financing activities      3,541,493           (30,539)       3,313,998       2,294,529
                                            -----------       -----------      -----------     -----------
Increase in cash                              2,916,981          (301,741)       2,979,964         696,931
                                            -----------       -----------      -----------     -----------
Cash at beginning of period                      75,856         1,017,468           12,873          18,796
                                            -----------       -----------      -----------     -----------
Cash at end of period                       $ 2,992,837       $   715,727      $ 2,992,837     $   715,727
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

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in 1st Net Technologies, Inc.'s Form 10-KSB reported to the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended December 31, 2000. Certain reclassifications have been made to conform prior years' data to the current period presentation.

3.  Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents totaling 236,200 and 311,200 were antidilutive for the three and six months ended June 30, 2000 and June 30, 1999, respectively.

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

In December 1999, the Company announced the issuance of shares of common stock to employees. In August 2000, the Company's Board of Directors approved the issuance of 58,592 hares. The shares were distributed in September 2000. The Company recorded compensation expense of $53,005 during the year ended December 31, 1999, related to the future issuance of the shares.

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

7.  Related party transactions and significant sales

Entrepreneur Investments, L.L.C. ("EI") is one of the largest percentage shareholders in the Company. The sole shareholder of EI serves as the Company's Chief Executive Officer. The Company has officers and directors in common with various other entities in related and unrelated businesses. During the three and six months ended June 30, 2000 and 1999, the Company subleased office space from EI for total rent expenses of $36,900, $69,961, $24,081 and $44,458, respectively. The Company also had borrowings outstanding from EI totaling $59,800 at June 30, 2000. The Company paid interest on the borrowings to EI totaling $35,000 during the six months ended June 30, 2000.

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

10.  Subsequent event

In July 2000, SSP agreed to sell its opt-in databases SmallCapDigest.com and InvestmentOpportunity.com to Millennium Financial Publishing, LLC ("Millennium"), an unrelated business. The Company will receive consideration totaling $1,500,000 as follows: 1) $100,000 paid to SSP at signing; 2) monthly installments ranging from $15,000 to $20,000 through December 1, 2001; 3) $375,000 due on or before January 1, 2002; 4) 25% of all stock consideration paid to the buyer by its client companies until the total stock consideration totals $750,000; and 5) cash totaling up to $750,000 to the extent the stock consideration does not have a total value (as defined) equal to $750,000.

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF
1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the second quarter of 2000 declined $243,036 or 83.5% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's Envoy Mail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses increased $12,876 or 1.1% from the prior year's level. Significant reductions in the levels of expenses for both SSP and 1st Net were offset by substantial increases in the total expenses of CTG in comparison to 1999 (CTG was acquired by the Company May 1, 1999).

Other income and expense

The gains realized by the Company in connection with investments sold in both 2000 and 1999 were due to the sales of the Company's stocks received previously in lieu of cash revenue and held for sale. The sales were made in order to fund shortfalls in other areas of the Company's operations.

Interest expense totaled $5,597 in 2000. Other income totaling $23,143 was primarily the result of interest income earned on new investment funding raised in May 2000 by CTG.

RESULTS OF OPERATIONS   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS
ENDED JUNE 30, 1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the six months ended June 30, 2000 declined $510,408 or 76.9% from the same period during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from lines of business that generated significant revenues in the past. The Company's new major focus for future revenue growth has not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $1,743,072 or 40.5% from the prior year's level. Included in operating expenses in the six months ended June 30, 1999 were charges totaling $1,658,587 related to the issuance of common stock and warrants to employees and to an outsider. In 2000 the Company recognized charges to operations totaling $382,500 for the purchase of in-process technology with $100,000 cash and 250,000 shares of common stock. The rest of the difference between 2000 and 1999 of $466,985 related to substantial costs incurred in connection with some of the Company's software being developed in 1999. These decreases also included decreases in the operating costs of 1st Net. These decreases were offset by increases due to the inclusion of the expenses of CTG during the six months ended June 30, 2000. The Company did not acquire CTG until the second quarter of 1999.

Other income and expense

The gain realized by the Company in connection with investments sold in 2000 totaling $1,154,822 was due to the sales of the Company's stocks received previously in lieu of cash revenue and held for sale. The sale was made in order to fund shortfalls in other areas of the Company's operations. During 1999, the Company recognized gains totaling $390,726 primarily from the sale of two of its major stock holdings.

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

Interest expense increased $44,624 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

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

During the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10% of the gross noncash compensation the buyer realizes from the operation of OTCjournal.com through June 2002. In the event that the Company does not realize a minimum of $750,000 from the sale of OTCjournal.com through June 2002, the buyer is required to pay the Company $750,000 less all proceeds previously received in connection with OTCjournal.com. The first two payments in connection with the note receivable of $50,000 are due in January and June 2001.

In August 2000 SSP sold its newsletter InvestmentOpportunity.com to an unrelated third party. Consideration for the newsletter is: 1) cash totaling $100,000 paid in August 2000; 2) a $650,000 note receivable payable in monthly installments ranging from $15,000 to $20,000 through December 2001 with a $375,000 balloon payment due January 2002; and 3) $750,000 payable in stocks received in connection with the operation of the newsletter.

In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase common stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $114,570 from the sale of 42,356 shares of CTG during January 2000.

At June 30, 2000, the Company had cash and net working capital of $2,992,837 and $2,041,393, respectively. CTG's portion of this cash totaled $2,785,550 at June 30, 2000 and 1st Net owns 59.8% of the outstanding common stock of CTG as of June 30, 2000.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would have suffered a significantly greater loss than the $123,236 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We have an accumulated deficit of $6,111,691 at June 30, 2000. We incurred net losses of $5,238,406 and $652,884 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's Envoy Mail product and/or CTG's community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

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