Form 10QSB
period 2000-09-30
1ST NET TECHNOLOGIES INC
filed 2000-11-13
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2000

                                     OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______ to ______


                         Commission file number 0-27145



                             1st Net Technologies, Inc.
               ------------------------------------------------------
               (exact name of registrant as specified in its charter)


                Colorado                                  33-0756798
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)



             11423 West Bernardo Court, San Diego, California 92127
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)



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

As of September 30, 2000, there were 6,062,292 shares of the Registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                             September 30,
                                                                 2000
ASSETS

Current assets:
   Cash                                                       $  1,690,176
   Accounts receivable, net of allowance for
     doubtful accounts of $32,730                                   28,349
   Marketable securities                                            59,406
   Current portion of notes receivable                             100,000
   Other current assets                                             18,907
                                                              ------------
   Total current assets                                          1,896,838

Investment in LaForza Automobiles, Inc.                             60,000
Investment in Last Mile Communication Corporation                  220,000
Notes receivable                                                   665,000

Property and equipment, at cost net of accumulated
   depreciation of $122,249                                        357,734

Other assets                                                        19,342
                                                              ------------
                                                              $  3,218,914
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                   $    567,240
   Notes payable                                                    50,000
   Notes payable and amounts due to related parties                 19,800
   Current portion of capital lease obligations                     70,585
   Accrued personnel costs                                         387,560
   Deferred revenues                                                48,750
   Income taxes payable                                              4,000
                                                              ------------
   Total current liabilities                                     1,147,935

Long term portion of capital lease obligations                     201,785
                                                              ------------
   Total liabilities                                             1,349,720

Commitments and contingencies

Minority interests in subsidiaries                                 572,010

Stockholders' equity:
   Preferred stock                                                       -
   Common stock                                                      6,063
   Common stock warrants                                           204,041
   Additional paid in capital                                    7,935,367
   Accumulated deficit                                          (6,904,043)
   Accumulated other comprehensive income                           55,756
                                                              ------------
   Total stockholders' equity                                    1,297,184
                                                              ------------
                                                              $  3,218,914
                                                              ============

See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                     For the three months ended     For the nine months ended
                                                     September 30,  September 30,  September 30,  September 30,
                                                        2000           1999           2000           1999
                                                    -------------  -------------  -------------  -------------

Revenues:
  Technology consulting, user fees and
    marketing services                               $    64,886    $   466,033    $   218,229    $ 1,129,784

Operating expenses                                     1,413,782      3,051,063      3,975,893      7,356,246

---------------------------------------------------------------------------------------------------------------

Loss from operations                                  (1,348,896)    (2,585,030)    (3,757,664)    (6,226,462)

Other income and expense:

  Realized gain on investments sold                       54,285        232,449      1,209,107        623,175
  Unrealized gain on investments held                          -              -        (40,000)             -
  Interest expense                                       (11,217)        (6,870)       (64,536)       (15,565)
  Gain on sale of assets                                 100,000              -        835,359              -
  Other income                                            24,566          5,390         48,533         16,758

---------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes and minority
  interest in loss of subsidiaries                    (1,181,262)    (2,354,061)    (1,769,201)    (5,602,094)

Provision for income taxes                                     -              -          5,902            800

---------------------------------------------------------------------------------------------------------------

Loss before provision for minority interest
  in undistributed loss of subsidiaries               (1,181,262)    (2,354,061)    (1,775,103)    (5,602,894)

Minority interest in undistributed loss of
  subsidiaries                                           388,910         50,240        911,287        150,354

---------------------------------------------------------------------------------------------------------------

Net loss                                            $   (792,352)   $(2,303,821)   $  (863,816)   $(5,452,540)

===============================================================================================================

Loss per share:
  Basic and diluted                                 $      (0.13)   $     (0.40)   $     (0.14)   $     (0.96)

Weighted average common shares outstanding:
  Basic and diluted                                    6,010,069      5,753,700      5,987,545      5,658,034

===============================================================================================================



See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                     September 30,  September 30,  September 30,  September 30,
                                                        2000           1999           2000           1999
                                                     -------------  -------------  -------------  -------------
Operating activities
Net loss                                             $  (792,352)   $(2,303,821)   $  (863,816)   $(5,452,540)
Adjustments to reconcile net loss to net cash
flows from operating activities:
  Depreciation and amortization                           32,286         28,503         89,831         85,438
  Changes in minority interests in subsidiaries         (388,910)       (50,240)      (911,287)           596
  Gain on sale of assets                                (100,000)             -       (835,359)            -
  Realized gain on investments sold                      (54,285)      (232,449)    (1,209,107)      (623,175)
  Reduction of note payable in exchange for services      (5,090)             -        (18,000)             -
  Stock based employee compensation                            -              -              -      1,339,425
  Stock based payments for services and technology             -              -        282,500         98,250
  Revenues received in the form of stock                       -       (236,173)             -       (258,673)
  Changes in operating assets and liabilities:
    Accounts receivable                                   (3,139)        53,222         39,149        (61,843)
    Other assets                                          10,956       (163,978)       (26,007)      (225,859)
    Accounts payable and accrued liabilities              47,467        815,235        (88,551)     1,139,284
    Accrued personnel costs                             (127,710)        64,013        151,908        114,783
    Deferred revenues                                     48,750              -         48,750              -
    Income taxes payable                                       -            800          1,600          4,000

---------------------------------------------------------------------------------------------------------------

Net cash flows from operating activities              (1,332,027)    (2,024,888)    (3,338,389)    (3,840,314)

Investing activities
Additions to property and equipment                      (41,029)       (74,348)       (51,180)      (229,989)
Changes in marketable securities                          52,280      1,409,878      1,734,759      1,452,465
Repayments of notes and loans receivable                  85,000              -         85,000        330,882

---------------------------------------------------------------------------------------------------------------

Net cash flows from investing activities                  96,251      1,335,530      1,768,579      1,553,358

Financing activities
Repayments of capital lease obligations                  (19,229)       (18,617)       (55,240)       (23,496)
Repayments of notes payable                              (47,656)             -       (316,172)      (219,269)
Net proceeds from issuance of common stock of Mariah           -              -              -        760,000
Net proceeds from issuance of common stock by CTG              -              -         25,000        750,764
Net proceeds from issuance of CTG preferred stock
 and warrants                                                  -              -      3,593,525              -
Net proceeds from issuance of preferred stock and
 warrants                                                      -              -              -      1,007,913

---------------------------------------------------------------------------------------------------------------

Net cash flows from financing activities                 (66,885)       (18,617)     3,247,113      2,275,912

---------------------------------------------------------------------------------------------------------------

Increase in cash                                      (1,302,661)      (707,975)     1,677,303        (11,044)

Cash at beginning of period                            2,992,837        715,727         12,873         18,796

---------------------------------------------------------------------------------------------------------------

Cash at end of period                                $ 1,690,176    $     7,752    $ 1,690,176    $     7,752

===============================================================================================================

See accompanying notes.

1st NET TECHNOLOGIES, INC.  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


1.  Organization

1st Net Technologies, Inc. ("the Company") is primarily in the Internet commerce and services business.

The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a portion of the assets in the accompanying financial statement is dependent upon future profitable operations of the Company, or the realization of sufficient funds from the sales of investment securities held or upon the Company's ability to raise funds through future debt or equity offerings. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern and has therefore prepared the financial statements accordingly.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in 1st Net Technologies, Inc.'s Form 10-KSB reported to the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended December 31, 2000. Certain reclassifications have been made to conform prior years' data to the current period presentation.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


3.  Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents totaling 336,200 and 311,200 were antidilutive for the three and nine months ended September 30, 2000 and 1999, respectively.

4.  Warrants, stock options and employee stock grant

There are 236,200 warrants outstanding to purchase shares of common stock at $5.00 per share. The warrants expire at the earlier of one year subsequent to the closing of an underwritten public offering of the Company's common stock or October 21, 2002.

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

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


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

Included in the rescission agreement, SP32 sold all of its rights, title and interest in technology being developed by both Mariah and CTG. The release also included trade names in connection with the technology. At the close of the rescission agreement, 1st Net delivered 250,000 shares of its restricted common stock to SSP together with cash totaling $100,000. The Company recorded a charge to operations totaling $382,500 in connection with this transaction, as the technology being obtained was in-process research and development at the time of the rescission agreement. In March 2000, 1st Net sold the rights to certain of the technology obtained from SP32, namely the Crayon Crawler Browser and the Mindwalker Series, to CTG in exchange for 250,000 shares of CTG common stock.

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

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


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

In July 2000, SSP agreed to sell its SmallCapDigest.com and InvestmentOpportunity.com Internet newsletters, including their Web sites, opt-in databases, and URL's, to Millennium Financial Publishing, LLC ("Millennium"), an unrelated business. The Company will receive consideration totaling $1,500,000 as follows: 1) $100,000 was paid to SSP at signing; 2) monthly installments ranging from $15,000 to $20,000 through December 1, 2001 totaling $325,000; 3) $325,000 due on or before January 1, 2002; 4) 25% of all stock consideration paid to the buyer by its client companies until the total stock consideration totals $750,000; and 5) cash totaling up to $750,000 to the extent the stock consideration does not have a total value (as defined) equal to $750,000. The Company realized a gain from the sale of the newsletters totaling $100,000 in the third quarter that represented the cash received to date. The Company will recognize additional gains from the sale of the newsletters as the proceeds are received on the notes receivable from the buyer. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to uncertainties in connection with the receipt of future payments from the buyer.

7.  Related party transactions and significant sales

Entrepreneur Investments, L.L.C. ("EI") is one of the largest percentage shareholders in the Company. The sole shareholder of EI serves as the Company's Chief Executive Officer. The Company has officers and directors in common with various other entities in related and unrelated businesses.
During the three and nine months ended September 30, 2000 and 1999, the Company subleased office space from EI for total rent and utilities expenses of $48,560, $28,667, $121,311 and $78,794, respectively. The Company also had borrowings outstanding from EI totaling $19,800 at September 30, 2000. The Company paid interest on the borrowings to EI totaling $35,000 during the nine months ended September 30, 2000.

At September 30, 2000, SSP had certain holdings of corporate securities that were obtained in connection with past services provided by the Company. SSP has agreed to pay a former independent contractor of the Company a commission of 8% of the proceeds realized by SSP from the future sale of these securities.

During the three and nine months ended September 30, 1999 the Company had revenues from related parties totaling $192,500 and $312,500, respectively.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


8.  Sale of CTG preferred stock

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

ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties"below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

1st Net Technologies, Inc. (the "Company"or "1st Net") derives its revenue from services provided to the Internet and multi-media industries. Also the Company and its majority owned subsidiary CTG have developed certain proprietary technologies that management feels will in the future increase our overall capability to generate revenue and add value for our shareholders.

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF
1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the third quarter of 2000 declined $401,147 or 86.1% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's EnvoyMail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $1,637,281 or 53.7% from the prior year's level. Significant reductions in the levels of expenses for both SSP and 1st Net were offset partially by increases in the total expenses of CTG in comparison to 1999 (CTG was acquired by the Company May 1, 1999).

Other income and expense

The gains realized by the Company in connection with investments sold in both 2000 and 1999 were due to the sales of securities received previously in lieu of cash revenue and held for sale. Gains from sales of investments totaled $54,285 in 2000 compared to $232,449 in 1999. The sales were made in order to fund shortfalls in other areas of the Company's operations.

Interest expense totaled $11,217 in 2000 compared to $6,870 in 1999. The interest expense arose primarily in connection with capital lease equipment financing.

The Company realized a gain from the sale of one of its newsletters totaling $100,000 in the third quarter. The buyer of the newsletter is committed to make additional payments in stock and cash totaling $1,400,000. The Company will recognize additional gains from the sale of the newsletter as the proceeds are received on the notes receivable from the buyer. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer.

Other income totaling $24,566 was primarily the result of interest income earned on new investment funding raised in May 2000 by CTG.

RESULTS OF OPERATIONS   NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the nine months ended September 30, 2000 declined $911,555 or 80.7% from the same period during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from lines of business that generated significant revenues in the past. The Company's new major focus for future revenue growth has not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $3,380,353 or 46.0% from the prior year's level. Included in operating expenses in the nine months ended September 30, 1999 were charges totaling $1,658,587 related to the issuance of common stock and warrants to employees and to an outsider. In 2000 the Company recognized charges to operations totaling $382,500 for the purchase of in-process technology with $100,000 cash and 250,000 shares of common stock. The rest of the difference between 2000 and 1999 of $2,104,266 related to substantial costs incurred in connection with some of the Company's software being developed in 1999. These decreases also included decreases in the operating costs of 1st Net. These decreases were partially offset by increases due to the inclusion of the expenses of CTG during the nine months ended September 30, 2000. The Company did not acquire CTG until the second quarter of 1999.

Other income and expense

The gain realized by the Company in connection with investments sold in 2000 totaling $1,209,107 was due to the sales of securities received previously in lieu of cash revenue and held for sale. The sales were made in order to fund shortfalls in other areas of the Company's operations. During 1999, the Company recognized gains totaling $623,175 from the sale of its stock holdings.

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

Interest expense increased $48,971 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

The gain on sale of $835,359 during 2000 was from the sale of the Company's newsletters to outside parties.

LIQUIDITY AND CAPITAL RESOURCES

Our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through September 30, 2000, we expended significant effort and committed substantial resources toward our continued development of CTG's Crayon Crawler and 1st Net's EnvoyMail product lines. Management believes that these investments will begin showing a return to the Company in the future in the form of increased revenues. However, we are unable to predict with any degree of certainty the future results of our operations, and accordingly, make no assurance as to future cash flows from these products.

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

In July 2000 SSP sold its remaining (2) newsletters SmallCapDigest.com and InvestmentOpportunity.com to an unrelated third party. Consideration for the newsletter is: 1) cash totaling $100,000 paid in August 2000; 2) a $650,000 note receivable payable in monthly installments ranging from $15,000 to $20,000 through December 2001 with a $325,000 balloon payment due January 2002; and 3) $750,000 payable in stocks received in connection with the operation of the newsletter.

In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase common stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $114,570 from the sale of 42,356 shares of CTG during January 2000.

At September 30, 2000, the Company had cash and net working capital of $1,690,176 and $748,903, respectively. CTG's portion of this cash totaled $1,625,637 at June 30, 2000 and 1st Net owns 59.8% of the outstanding common stock of CTG as of September 30, 2000.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline further, and you may lose all or part of your investment. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during 2000, we would have suffered a significantly greater loss than the $863,816 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We have an accumulated deficit of $6,904,043 at September 30, 2000. We incurred net losses of $5,238,406 and $652,884 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's EnvoyMail product and/or CTG's community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

-     expand our selling and marketing activities;
- increase our development efforts to upgrade existing and develop new products and technologies;
-     upgrade our operational and financial systems, procedures and controls;
      and
-     hire additional necessary personnel.

We will need to significantly increase our revenues to achieve and maintain profitability. If we fail to generate significant revenues from software licensing of 1st Net's EnvoyMail or from subscription fees to CTG's community based browsers and related sales of merchandise and advertising revenues, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected, which could cause the price of our common stock to decline. We are an early-stage company with an unproven business model, which makes it difficult to evaluate our current business and future prospects. We have only a limited operating history upon which to base an evaluation of our current business and future prospects.

We only recently began focusing on the EnvoyMail product. Also, CTG is still in the early stages of procuring distribution agreements for its community web browsers. As a result, the revenue and income potential of our business and our market are unproven. Because of our limited operating history and because the markets for the Company's products are relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

We currently sell our products both indirectly and directly. We intend to primarily market 1st Net's EnvoyMail product directly with a sales force built internally. Due to the new nature of the product, its market potential is uncertain. Also, if 1st Net is not able to attract and retain effective members of its sales force, its prospects for realizing profits from the licensing of EnvoyMail will be diminished.

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

We face increasing competition from better-established companies that may have significantly greater resources, which could prevent us from increasing revenue or achieving profitability. The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of either EnvoyMail or our community based browsers to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition.

Many of our current and potential competitors could enjoy substantial competitive advantages, such as:

- greater corporate name recognition and larger marketing budgets and resources;
-     established marketing relationships and access to larger customer bases;
      and
-     substantially greater financial, technical and other resources.

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

In the past, equity securities held by the Company amounted to more than 40% of our total assets. Accordingly, it was possible that could be deemed to be an "Investment Company"and required to register under the Investment Company Act of 1940 (the "Act"). We view this situation to be an anomaly, however, and we do not intend to be engaged in the business of investing, reinvesting owning, holding or trading in securities. We intend to rectify this situation within the next twelve months so that the amount of our equity securities will not exceed 40% of our assets. In the event that we are unsuccessful (or in the event that this situation occurs more than once in any three year period), it is likely that we would be forced to register under the Act which would significantly increase out regulatory burdens and professional fees.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Securities and Exchange Commission (the "Commission") had been investigating the business affairs of our wholly-owned subsidiary, SSP Management, Inc. ("SSP"). By letter dated October 31, 2000, the Commission advised SSP that the investigation had terminated and that, at this time, no further enforcement recommendation is anticipated.

We are not a party to any material pending legal proceedings, and we are not aware of any material threatened legal proceedings to which we would be a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.
(b)  Not applicable.
(c) On September 21, 2000, the Company issued 58,592 unregistered shares of its common stock to employees in connection with services rendered during the year ended December 31, 1999. The exemption claimed for this transaction is Section 4(2) under the Securities Act of 1933 in that the offering was limited to employees under a compensatory arrangement.
(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2000.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(27) Financial Data Schedule (see below).

(b)  Reports on Form 8-K

There were no current reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                              1ST NET TECHNOLOGIES, INC.



Dated: November 9, 2000       By: /s/ James H. Watson, Jr.
                                  -----------------------------------------
                                  James H. Watson, Jr., Principal Executive
                                  Officer and Principal Accounting Officer
                                  of the Registrant