Form 10KSB/A
period 1999-12-31
1ST NET TECHNOLOGIES INC
filed 2000-11-15
CIK 1062273

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20594

                                FORM 10-KSB/A

                               AMENDMENT NO. 1

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission file number 0-27145


                         1st Net Technologies, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                               33-0756798
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


11423 West Bernardo Court, San Diego, California             92127
------------------------------------------------           ----------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (858)  675-4449


Securities registered under Section 12(b) and/or 12(g) of the Exchange Act:

                     Common Stock, $.001 par value
                     -----------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year:  $3,328,387

The aggregate market value as of November 7, 2000 of voting stock held by non-affiliates of the Registrant was $2,080,000 based upon the average of the closing bid and asked prices on the Over-the-Counter market as of that date.

As of December 31, 1999, 5,753,700 shares of Registrant's Common Stock, $.001 par value, were issued and outstanding.

                              TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
COVER PAGE


TABLE OF CONTENTS                                                         2


PART I

  ITEM 1.  DESCRIPTION OF BUSINESS                                        3

  ITEM 2.  DESCRIPTION OF PROPERTY                                       13

  ITEM 3.  LEGAL PROCEEDINGS                                             14

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14


PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS                                            14

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15

  ITEM 7.  FINANCIAL STATEMENTS                                          23

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                 23


PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    24

  ITEM 10. EXECUTIVE COMPENSATION                                        25

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                26

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                27

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                              29

                                PART I

Item 1.  Description of Business


THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO THE COMPANY'S FUTURE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND MAY BE IDENTIFIED BY WORDS LIKE "BELIEVE," "EXPECT," "MAY," "WILL," "SHOULD," "SEEK," OR "ANTICIPATE," AND SIMILAR EXPRESSIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS BUSINESS SECTION AND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW.


     1st Net Technologies, Inc., a Colorado corporation (with our subsidiaries, "1st Net," "the Company" or "we"), is an Internet products and services company. We were incorporated in Colorado on May 14, 1990 as Snow Eagle Investments, Inc. On April 2, 1997, we acquired the assets of 1st Net Technologies, LLC, a California limited liability company. On April 22, 1997, we amended and restated our Articles of Incorporation to change our name to 1st Net Technologies, Inc. In 1997, we commenced business operations.

     We have three subsidiaries:


     In May 1999, we acquired a controlling interest in The Children's Technology Group, Inc. ("CTG") (formerly Tummybusters, Inc.), a Nevada corporation. The business model of CTG is to build a safe and enjoyable Internet community for children on-line. Prior to its acquisition by 1st Net, CTG had members of its Board of Directors who were also Board members of 1st Net.

     In August 1998, we acquired a controlling interest in Mariah Communications, Inc. ("Mariah"), a Colorado corporation. This company was responsible for pursuing research and development into the business of Internet Protocol (IP) Telephony. During the first quarter of 2000, the Company completed a transaction initiated in 1999 whereby it invested $220,000 cash and tendered substantially all of the non-technology assets of Mariah in exchange for a 10% note receivable. The note was subsequently converted into 400,000 shares of common stock of Last Mile Communications, Inc. Mariah retains the rights to its IP Telephony technology. The remaining assets of Mariah consist mainly of the Last Mile's common stock acquired in this transaction. Prior to its acquisition by 1st Net, Mariah had members of its Board of Directors who were also Board members of 1st Net.

     In January 1999, we acquired a 100% interest in SSP Management Corp., a Colorado corporation ("SSP"), from a private company that is considered a related party. SSP was wholly owned by Entrepreneur Investments, LLC. ("EI") whose sole shareholder was a member of 1st Net's Board of Directors. Through our acquisition of that company, we built several investment-oriented Internet Web sites and on-line newsletter publications. In December 1999, we made a strategic decision to divest ourselves of those types of clients and services and, where applicable, sell our information-based assets to companies whose long-term business objective is to participate in that business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and July 2000.

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

INFORMATIONAL/E-COMMERCE WEB SITES

     We have been and continue to be engaged in various types of Internet Web site development projects that have required a rapid Web site building cycle, a combination of content and transaction processing capability, interactivity, and personalization.


INTERNET MARKETING SERVICES

     We provide online marketing programs and services for vendors of various products and services.

E-MAIL SERVICES AND SOFTWARE

     While a large number of companies and organizations have Web sites, they often lack the underlying sophisticated database systems to capture the names of visitors and then sort them by select criteria for ongoing marketing and sales efforts. In 1999, we began development of a new software product called Envoy Mail Version 1.0, which is a full-featured, Web-based E-mailing and database management system. The term "full-featured" refers to the functionality and flexibility of the Envoy Mail product. We believe that Envoy Mail is different from traditional list serve mail systems. With traditional systems, the client has little flexibility to adjust the areas of demographic content it can capture from its user (e.g., age, city, zip code, etc.) without substantial time and expense. With Envoy Mail, we designed it to be more flexible and thus more full-featured for customers so that they can adjust and more custom fit the product to their specific need and situation.


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


     The Company began commercially deploying the Envoy Mail service at the end of the first quarter of 2000. Currently we have approximately 10 paying customers who have signed up to use the service. Future, ongoing development revisions will be financed through revenues derived from the sale of the service and through normal operating capital available to the Company.

COMMUNITY-BASED WEB BROWSERS

     In association with our majority-owned subsidiary CTG, Crayon Crawler helps to protect children in today's computing environment, and provides a conduit for education, entertainment, and exploration of the Internet without the worries associated with unsupervised browsing. Crayon Crawler generates revenues for us through the sale of sponsorships, receipt of subscription fees and through revenue sharing of income from e-commerce transactions generated through the electronic community. Specific features include the following:

     - Browser and Database. Crayon Crawler provides access only to Web sites that have been pre-approved to be on our "Include List" of sites. Crayon Crawler will not allow a child to access a Web address that has not been pre-approved by the community or his/her parent/guardian.

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

     In May 1999, we granted CTG exclusive world-wide marketing rights to the Crayon Crawler Kid Safe Web Browser and the kids browser marketplace in exchange for 4,000,000 shares of Common Stock of CTG. We determined through negotiations between CTG's and 1st Net's management and Boards of Directors that this was fair consideration to be paid for the licenses. Based on an earlier private placement of CTG shares at $2.00 per share, this would give the licenses a total valuation of $8,000,000. However, due to the relationship between the two companies (i.e., the existence of common management and directors) and the fact that the technology was still in process at the time of its license and subsequent acquisition by CTG, there was no accounting value assigned to either the license of the technology or to its subsequent purchase by CTG.

INTERNET TELEPHONY

     Through our majority-owned subsidiary Mariah, we have been in the process of developing a deployable Internet protocol ("IP") telecommunications gateway. This type of service, which allows for the transmission of packets of data over voice line, is known generally as Internet Protocol Telephony, or "IP Telephony." IP Telephony combines the low cost, global reach of the Internet and the high quality and security of private IP-based networks with the public telephone system's ease of access.

     The Company presently does not have plans to invest any more capital in this portion of its business and may attempt to sell its Mariah business to a third party if a viable purchaser can be found. Mariah does not have any commitments concerning additional financing and none are currently being sought. Without financing, or some alternative source of funding, Mariah will not be able to finance the future development of the Mariah IP gateway.

     In September 1999, Mariah received a convertible promissory note from Last Mile Communications, Inc. in the principal amount of $220,000. In December, 1999, this note was converted into 400,000 shares of common stock of Last Mile Communications, Inc. at a conversion rate of $.55 per share.


INTERNET PORTALS

    In association with our wholly owned subsidiary SSP, we own and maintain several Internet Web sites, which have financially related themes and content. These sites present to individual opt-in investors information about publicly-traded companies that generally have not yet attracted significant attention on Wall Street or among institutional money managers. Membership to our online web sites and publications is free for all subscribers.


     We have been informed by the Securities and Exchange Commission that it has commenced an enforcement investigation into the past activities of SSP. At the present time, the outcome of this investigation is uncertain.


     In December 1999, we made a strategic decision to divest ourselves of the types of clients serviced by SSP and, where applicable, sell our information-based assets to companies whose long-term business objective is to participate in the investor information business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and July 2000.


OUR WEB STRATEGY

     Our primary objective for the Internet is to create leading branded Web sites that allow our clients the ability to create an effective Web presence. Our strategy is designed to maximize the quantity and quality of traffic to our client's Web sites and to assist them in developing a strong and loyal community. This creates an audience that is highly attractive to companies that are advertising and engaging in commerce over the Internet. Our strategy to achieve this objective includes the following key elements:

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

ONLINE DISTRIBUTION CHANNELS

     Our Web site, available at http://www.1st Nettech.com, allows users to get information about the products and services that we offer as well as the ability to download and purchase certain products through links that reach to our subsidiary companies' Web sites.

     These online distribution channels provide us with a low-cost, globally accessible, 24-hour sales channel.

STRATEGIC RELATIONSHIPS

     Where appropriate and advantageous to the Company, we will identify and develop strategic relationships with other companies that significantly enhance our ability to develop, market or distribute our products and services.

MARKETING AGREEMENTS

     NO FEAR, Inc. (http://nofear.com). In April, 1999, we signed a Web Site Development, Service and Revenue Sharing Agreement with NO FEAR, whereby we developed a fully functional E-commerce Web site aimed at marketing NO FEAR's line of over 500 sports apparel products. Per the terms of the original agreement, we will be paid a commission of 10% on all Net Sales Revenues generated by the site through November 2003. Thereafter, the Agreement will automatically renew for successive twelve (12) month terms unless terminated by either party with three (3) months notice. In August 1999, the Agreement was amended to add an additional 2.5% commission payable to us for cost overruns associated with the project. The additional commissions were payable through August 2000.


MARKETING ACTIVITIES

     Since our inception, we have invested in a broad range of marketing activities to generate demand, gain corporate brand identity, establish corporate and subsidiary Web sites and educate the market about our products and services. These activities have included advertising (print, radio and online), direct marketing via E-mail, sponsoring seminars for potential clients, participating in trade shows and conferences, and providing product and service information through our Web sites. Our marketing programs are aimed at informing our clients and customers of the capabilities and benefits of our products and services, increasing brand awareness, stimulating demand across market segments and encouraging other companies to enter into co-marketing and distribution arrangements with us.


PROFESSIONAL ONLINE CORPORATE AWARENESS PROGRAMS

     Prior to December 14, 1999, we provided certain online corporate awareness programs for publicly traded companies to leverage their worldwide exposure and improve their online shareholder relations. As of December 14, 1999, however, we discontinued our involvement in our online corporate awareness programs through the assignment of this portion of our business to a former officer who at that time was actively involved in the operation of that portion of our business. This person is no longer employed by us. The Company received no compensation in connection with this assignment.

DEVELOPMENT

     We have been in development of our MindWalker series Web browsers since August 1998, when we began a relationship with Spirit 32 Development Corp. of Denver, Colorado ("Spirt 32"). Most of that time has been spent on developing Crayon Crawler, our Internet safe Web browser aimed at children ages 5 - 11.

     Effective January 14, 2000 the Company entered into a new Agreement ("Technology Purchase and Rescission Agreement") with Spirit 32 that superceded and rescinded the prior Acquisition Agreement, dated January 21, 1999, between the Company and Spirit 32.

     As part of the January 14, 2000 Agreement, the Company agreed to acquire all of Spirit 32's rights, title and interest in the Mariah Internet Protocol Telecomputing Project, the Mindwalker Series Browsers, the Crayon Crawler Browser, the Spirit 32 Voice Mailer and all the trade names associated with the names "CrayonCrawler," "Mindwalker" and "Mariah." The sale was closed on February 14, 2000. At closing, the Company delivered 250,000 shares of the its restricted common stock together with cash in the amount of $100,000 and Spirit 32 transferred all its rights to and interest in the assets listed above.

     Our subsidiary, Mariah Communications, Inc., through a pre-existing arrangement with Spirit 32 Development, has been in the development of a PC gateway for telecommunications through an IP telephony switch, which eliminates the need for hardware-based routers. The purpose of this product line is to reduce the costs to major telecommunications companies in implementing voice-over IP services (the ability to transmit voice responses over data lines).

     We have incurred significant development costs in the production of Envoy Mail. Further enhancement of Envoy Mail continues currently.


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


     We anticipate that the number of direct and indirect competitors will increase in the future. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases and higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, there can be no assurance that they will not develop services that are equal or superior to ours or that they will not achieve greater market acceptance than our product and service offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.


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

GOVERNMENT REGULATION

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability, as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.


     The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission ("FCC"), in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our service.


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

     We are aware of this legislation, but cannot currently predict the effect, if any, that this legislation will have on our business. There can be no assurance that such legislation will not add significant additional costs to our business or subject us to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business and cause the price of our Common Stock to decline. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified or new laws may be enacted in the future. Any such development could damage our business.


     The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the Securities and Exchange Commission (the "Commission"), the NASD, various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Our failure to comply with any of these laws, rules or regulations could result in censure, fine, and/or the issuance of cease-and-desist orders, any of which could have a material adverse effect on our business, financial condition and operating results.
The Securities and Exchange Commission has informed us that it has commenced an investigation with respect to SSP's past business activities. The outcome of this investigation is uncertain at the present time.




EMPLOYEES

     As of October 20, 2000, the Company and its subsidiaries employed 39 full-time employees. We also utilize independent contractors for legal services and sales development, among other functions. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be satisfactory.


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

     Our property and equipment as of December 31, 1999 consists of the following:

     1999
     ----

  Office Furniture and Fixtures and Equipment............... $ 217,933
  Office Equipment - Capitalized Leases.....................   291,407
  Leasehold Improvements....................................    22,954
  Vehicle - Capitalized Leases..............................    27,219
  Radio Equipment...........................................     4,243
  Computer Equipment - Capitalized Leases...................    38,898
  Computer Equipment and Peripherals........................    50,546
                                                              --------
          Total.............................................   653,200

  Less Accumulated Depreciation.............................  (117,917)
                                                              --------
          Net Property and Equipment........................  $535,283
                                                              ========

     The future minimum annual aggregate rental payments required under both capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
     2000...................................................  $216,928
     2001...................................................   186,494
     2002...................................................   185,254
     2003...................................................   135,878
     2004...................................................    42,404
     Thereafter.............................................     -0-
                                                              --------
          Total.............................................  $766,958

ITEM 3.  Legal Proceedings.


The Securities and Exchange Commission (the "Commission") had been investigating the business affairs of our wholly-owned subsidiary, SSP Management, Inc. ("SSP"). By letter dated October 31, 2000, the Commission advised SSP that the investigation had terminated and that, at this time, no further enforcement recommendation is anticipated.



ITEM 4.   Submission of Matters to a Vote of Security Holders


     There has been no submission of matters to a vote of security holders during the fiscal year ended December 31, 1999.


                               PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters.

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


     To date, we have issued no dividends and do not anticipate issuing dividends until we receive revenues in an amount which management determines to be sufficient.

     The number of record holders of the Company's $.001 par value Common Stock at September 30, 2000, was approximately 1,500.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

     1st Net derives its revenue from services provided to the Internet and multi-media industries. Also, 1st Net and our majority owned subsidiary CTG have developed certain proprietary technologies that management feels will in the future increase our overall capability to generate revenue and add value for our shareholders.

     The Company maintains three subsidiary corporations:

     1. In January 1999, we acquired a 100% interest in SSP from a private company that is considered a related party. Through our acquisition of that company, we built several investment-oriented Internet Web sites and on-line newsletter publications. In December 1999, we made a strategic decision to divest ourselves of those types of clients and services and, where applicable, sell our information-based assets to companies whose long-term business objective is to participate in that business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and July 2000.

     2. In May 1999, we acquired a controlling interest in CTG. CTG is the company responsible for deploying our Crayon Crawler Kid's Safe Web Browser and community. The business model of CTG is to build a safe and enjoyable Internet community for children on-line.

    3. In August 1998, we acquired a controlling interest in Mariah. This company was responsible for pursuing research and development into the business of Internet Protocol (IP) Telephony. During the first quarter of 2000, the Company completed a transaction initiated in 1999 whereby it invested $220,000 cash and tendered substantially all of the non-technology assets of Mariah in exchange for a 10% note receivable. The note was subsequently converted into 400,000 shares of common stock of Last Mile Communications, Inc. Mariah retains the rights to its IP Telephony technology. The remaining assets of Mariah consist mainly of the Last Mile's common stock acquired in this transaction.

     Our historical financial information contained in this report is that of 1st Net Technologies, Inc. and its subsidiary corporations on a consolidated basis.

RESULTS OF OPERATIONS   YEAR ENDED DECEMBER 31, 1999

     Revenue

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenues from technology consulting, user fees and marketing services are recognized ratably over the contract period in accordance with the period in which the services are performed. Revenues attributable to undelivered elements, including technical support, are recognized ratably on a straight-line basis over the contract period.

     The Company's revenues from technology consulting, user fees and marketing services during the 1999 increased $713,390 or 71.4% from the prior year. The increase was primarily attributable to increases in revenue for SSP of $651,871 or 125% over the 1998 level. CTG contributed revenue of $65,209 in 1999 versus no revenue in 1998. Because the Company made a strategic decision late in 1999 to redirect its efforts away from the business of SSP, revenue levels in 2000 will be significantly lower. Included in revenues in 1999 were stocks received for services totaling $348,798 compared to $328,140 in 1998. The Company recognized related party revenues totaling $501,121 and $173,294 during the years ended December 31, 1999 and 1998, respectively.

     Operating Expenses

     Operating expenses consist of product development, marketing and administrative expenses. Non-stock related operating expenses increased $4,334,877 or 261.3% to $5,993,623 from the prior year's level of $1,658,746.
Significant items in the total of operating expenses in 1999 included: 1) personnel related costs totaling $2,011,493; 2) outside services and consulting totaling $921,543; 3) professional fees totaling $615,604; 4) losses from disposals of property and equipment totaling $102,480; and 5) expenditures for technology development totaling $730,546.

     Included in the total of operating expenses for 1999 of $7,848,798 were charges related to the issuance or future issuance of stock for employees and outsiders totaling $1,855,175. This compared to similar charges totaling $264,735 in 1998. These charges were the result of issuing 768,300 shares of Common Stock to employees and outsiders for compensation and services provided to the Company.

     Other Income and Expense

     The bulk of the $919,518 realized gain from the sale of investments came from the sale of two of the Company's investments. This was offset in part by the write-down of the Company's investment in LaForza totaling $162,600 ($137,400 in 1998). Interest expense increased 19.1% in 1999 to $21,719 while other income was up $6,894 to $8,924 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through June 30, 2000, we expended significant effort and committed substantial resources toward the continued development of CTG's Crayon Crawler and 1st Net's Envoy Mail product lines. Management believes that these investments will begin showing a return to the Company in the future in the form of increased revenues. However, we are unable to predict with any degree of certainty the future results of our operations, and accordingly, make no assurance as to future cash flows from these products.

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

     In July 2000 SSP sold its newsletter InvestmentOpportunity.com to an unrelated third party. Consideration for the newsletter is: 1) cash totaling $100,000 paid in August 2000; 2) a $650,000 note receivable payable in monthly installments ranging from $15,000 to $20,000 through December 2001 with a $375,000 balloon payment due January 2002; and 3) $750,000 payable in stocks received in connection with the operation of the newsletter.

In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase common stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $114,570 from the sale of 42,356 shares of CTG during January 2000.

     At June 30, 2000, the Company had cash and net working capital of $2,992,837 and $2,041,393, respectively. CTG's portion of this cash totaled $2,785,550 at June 30, 2000 and 1st Net owns 59.8% of the outstanding common and preferred stock of CTG as of June 30, 2000.

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

     Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan. If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results. We may acquire or make investments in complementary companies, services and technologies in the future. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

     We are dependent on our employees and management, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner. Our success depends largely upon the continued services of our executive officers and other key management and development personnel. We are also substantially dependent on the continued services of our existing engineering personnel and our outside development partners because of the complexity of our products and technologies. We do not have employment agreements with a majority of our executive officers, key management or development personnel and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

     The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission ("FCC"), in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers, have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our service.

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

     Because the equity securities that we currently hold amount to more than 40% of our total assets, we may be deemed to be an "Investment Company" and be required to register under the Investment Company Act of 1940 (the "Act"). We view this situation to be an anomaly, however, and we do not intend to be engaged in the business of investing, reinvesting owning, holding or trading in securities. We intend to rectify this situation within the next twelve months so that the amount of our equity securities will not exceed 40% of our assets. On August 17, 2000, our Board of Directors adopted a resolution to take this action. In the event that we are unsuccessful (or in the event that this situation occurs more than once in any three year period), it is likely that we would be forced to register under the Act which would significantly increase out regulatory burdens and professional fees.


ITEM 7.  Financial Statements


     Financial Statements are included on Pages F-1 through F-47.


ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Our independent accounting firm, Bewley, Argy & Company, San Diego, California, resigned in July, 1999. Bewly, Argy & Company's report on our 1997 financial statements and audit report on our 1998 financial statements did not contain an adverse opinion or disclaimer of opinion, or modification of the type required to be disclosed in this Item 3. The decision to change accountants was approved by the board of directors. There have been no disagreements with Bewly, Argy & Company and management of the type required to be reported under this Item 3 since the date of Bewly, Argy & Company's engagement.

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

     Subsequent to the resignation of Corbin & Wertz, we engaged Argy & Company as our independent accountants.

                                 PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

     James H. Watson, Jr., 37, has served as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson is Founder and the General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 - 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related Trademark Licensing and Event Management. Currently, Mr. Watson is the Chairman of the Board and CEO of 1st Net Technologies, Inc., as well as a member of the Board of Directors of its subsidiary, Children's Technology Group, Inc. In addition, Mr. Watson currently serves in the capacity of CEO of 1st Net's subsidiary, Mariah Communications, Inc. Mr. Watson serves as Chairman of the Board and Interim CEO of PROBOOK, Inc. a San Diego, California based sports marketing company. He holds a seat on the Board of Directors of Nicklebys.com, Inc., an Internet art auction company. Mr. Watson graduated from the University of Tennessee at Chattanooga in 1985 with a B.S. in Political Science.

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

ITEM 10.  Executive Compensation.

     The following table sets forth the annualized base salary that we paid to Gregory D. Writer, Jr., our former Chief Executive Officer from 1997 through June, 1999. James H. Watson, Jr. became our Chief Executive Officer on June 29, 1999 and has not received any cash compensation for serving in such capacity. All other compensation for our executives or directors has not exceeded $100,000 on an annualized basis. Prior to 1997, we had not paid compensation to executives. We reimburse our officers and directors for any reasonable out-of-pocket expenses incurred on our behalf.

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

FUTURE OPTION GRANTS

     During 1999, the Company announced its intention to issue options to employees to purchase common stock at an exercise price of $5.00 per share, subject to the future approval of the Company's Board of Directors. There are 272,000 shares of common stock that would be subject to this future option grant. The vesting period for the options to be granted will vary based on the terms of employment of the recipients at the time the options are announced, but in no event will such period exceed three years from the time of the announcement of the options in 1999. None of the options to be granted will be issued to officers or directors.

EMPLOYMENT AGREEMENTS

     On April 19, 1999, Mr. Lawrence K. Kimball entered into an employment agreement with us that was scheduled to end on April 19, 2002. Mr. Kimball's employment agreement provided for an annual base salary of $70,000 and granted him an option to purchase 150,000 shares of our Common Stock, having a ten-year term, at $5.00 per share, with vesting contingent upon his continued employment, in equal quarterly installments of 12,500 options. In addition to his cash compensation, Mr. Kimball received an automobile allowance of $300 per month. Mr. Kimball terminated his employment with the Company on November 30, 1999. Per the terms of Mr. Kimball's contract, options to purchase 25,000 shares at $5.00 per share are exercisable through their expiration date of November 30, 2000.





ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.


     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on October 20, 2000 (at which date the were 6,062,292 shares issued and outstanding), by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

                                                 AMOUNT AND
NAME AND ADDRESS OF              NATURE OF       PERCENT OF
BENEFICIAL OWNER(a)        BENEFICIAL OWNERSHIP    CLASS     TITLE OF CLASS
-------------------        --------------------  ----------  --------------

Clifford J. Smith,
 President and Director           300,000           5.0%      Common Stock

Entrepreneur Investments,
 LLC/James H. Watson, Jr.         691,000          11.4%      Common Stock
 Chief Executive Officer
 and Chairman (b)

Mary E. Writer                       none            -0-      N/A

All Officers and Directors
 as a Group                       991,000          16.4%      Common Stock

-----------------------

(a) All beneficial owners referenced are at the same address: 11423 West Bernardo Court, San Diego, California 92127. Unless otherwise indicated, all persons listed have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(b) Includes 33,500 shares owned of record owned by James H. Watson and 657,500 shares owned of record by Entrepreneur Investments, LLC. James H. Watson is the sole owner of Entrepreneur Investments, LLC.


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

     EI currently owns approximately 11.4% of our outstanding shares and is our largest percentage owner. The sole shareholder of EI also serves on the Board of each of our subsidiaries. The Company and/or EI also have officers or directors in common with various other entities..

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

Item 13.  Exhibits and Reports on Form 8-K.


     Reports on Form 8-K

     No current reports on Form 8-K were filed during the fiscal year ended December 31, 1999.

     Exhibits

     The Exhibits listed below in the Index to Exhibits are filed as part of this report.

Index to Exhibits:

Exhibit Number               Description

  3.1            Articles Of Amendment And Restatement Of 1st Net
                 Technologies, Inc. Filed On December 11, 1998 (1)

  3.2            Amended And Restated Bylaws Of 1st Net Technologies, Inc.
                 Dated June 24, 1999 (1)

  4.3            Specimen Of 1st Net Technologies, Inc.'s Common Stock
                 Certificate (1)

  4.4 Warrant Agreement Dated April 1, 1999 By And Between 1st Net Technologies, Inc. And No Fear, Inc. (1)

  4.5 Warrant Agreement Dated April 1, 1999 By And Between 1st Net Technologies, Inc. And Eric Baker (1)

  4.6            1st Net Technologies, Inc.'s Series "A" Preferred Warrant
                 Agreement (1)

  4.7            Warrant Agreement By And Between 1st Net Technologies, Inc.
                 And Children's Technology Group Dated April 19, 1999 (1)

  4.8            1st Net Technologies, Inc.'s 1999 Incentive Stock Option
                 Plan (1)

  4.9 1st Net Technologies, Inc.'s 1999 Non-Qualified Stock Option Plan Dated January 4, 1999 (1)

 10.1 Investment Banking Agreement Dated As Of March 1, 1998 By And Between 1st Net Technologies, Inc. And Entrepreneur Investments, LLC (1)

 10.2 Internet Marketing And Joint Venture Agreement By And Between 1st Net Technologies, Inc. And Nicklebys.com, Inc. Dated January 14, 1999 (1)

 10.3 Web Site Development, Service And Revenue Sharing Agreement By And Between 1st Net Technologies, Inc. And No Fear,
                 Inc. Dated April 1, 1999 (1)

 10.4 Profit Sharing Agreement By And Between 1st Net Technologies, Inc. And Netsol USA, Inc. Dated July 6, 1999 (1)

 10.5 Stock Acquisition Agreement By And Between 1st Net Technologies, Inc. And MC32, Inc. Dated As Of August 15, 1998 (1)

 10.6 Stock Acquisition Agreement By And Between 1st Net Technologies, Inc. And Spirit 32 Development Corporation Dated As Of January 22, 1999 (1)

 10.7 Stock Acquisition Agreement By And Between 1st Net Technologies, Inc. And SSP Management Corporation Dated As Of January 26, 1999 (1)

 10.8 Technology License Agreement By And Between 1st Net Technologies, Inc. And Children's Technology Group, Inc. Dated As Of April 19, 1999 (1)

 10.9 Technology License Agreement By And Between 1st Net Technologies, Inc. And Children's Technology Group, Inc. Dated As Of May 1, 1999 (1)

10.10 Employment Agreement By And Between 1st Net Technologies, Inc. And Lawrence K. Kimball Dated April 19, 1999 (1)

10.11 Outside Director's Agreement By And Between 1st Net Technologies, Inc. And Steven J. Santamaria Dated May 1, 1999 (1)

10.12 Standard Industrial/Commercial Multi-Tenant Lease By And Between 1st Net Technologies, Inc. And Entreprenuer Investments, LLC Dated June 1, 1998 (1)

10.13 Stock Option Agreement Dated January 10, 1999 By And Between 1st Net Technologies, Inc. And Gregory D. Writer, Jr., Entrepreneur Investments, LLC, Clifford J. Smith And
                 Jeffrey Chatfield (1)

10.14 Consulting Agreement By and Between 1st Net Technologies, Inc. and Mariah Communications, Inc. Dated As Of August 15, 1998 (1)

10.15 Internet Web Site Development Agreement Dated November 9, 1998 By And Between 1st Net Technologies, Inc., And La Jolla Fresh Squeezed Coffee, Inc. (1)

10.16 Mariah Communications, Inc. Asset Purchase and Sale Agreement dated September 21, 1999 (1)

10.17            SSP Management Corp. Asset Purchase Agreement dated
                 February 23, 2000 (1)

10.18 Spirit 32 Development Corporation Technology Purchase and Rescission Agreement dated January 14, 2000 (1)

10.19 Children's Technology Group, Inc. Technology Purchase Agreement dated March 22, 2000 (1)

10.20            Standard Internet Web Site Development Agreement (1)

11               Statement Re: Computation of Per Share Earnings (1)

16.1             Cordovano and Harvey, P.C. letter (1)

16.2             Bewley, Argy & Company letter (1)

21               Subsidiaries Of 1st Net Technologies, Inc. (1)

27               Financial Data Schedule (2)


(1)   Incorporated by reference to the Registrant's Form 10SB, as amended.

(2)   Filed herewith electronically.

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page
1ST NET TECHNOLOGIES, INC.

Twelve months ended December 31, 1999 and 1998:

  Auditors' report .............................................    F-2
  Consolidated balance sheets - assets .........................    F-3
  Consolidated balance sheets - liabilities and stockholders'
   equity ......................................................    F-4
  Consolidated statements of operations ........................    F-5
  Consolidated statements of changes in stockholders' equity ...    F-6
  Consolidated statements of cash flows ........................    F-8
  Notes to consolidated financial statements ...................    F-10

Six months ended June 30, 2000 and 1999:

  Consolidated balance sheets (unaudited) ......................    F-21
  Consolidated statements of operations (unaudited) ............    F-23
  Consolidated Statements of cash flows (unaudited) ............    F-24
  Notes to Consolidated Financial Statements (unaudited) .......    F-25

THE CHILDREN'S TECHNOLOGY GROUP, INC. F.K.A. TUMMY BUSTERS, INC.

  Independent Auditors' Report..................................    F-29
  Balance Sheet as of April 30, 1999............................    F-30
  Statement of Operations for the period from July 30,
   1998 (Date of Inception)through April 30, 1999...............    F-31
  Statement of Stockholders' Equity for the period from
   July 30, 1998 (Date of Inception) through April 30, 1999.....    F-32
  Statement of Cash Flows for the period from July 30,
   1998 (Date of Inception) through April 30, 1999 .............    F-33
  Notes to the Financial Statements ............................    F-34

SSP MANAGEMENT CORP.

  Independent Auditors' Report .................................    F-39
  Balance Sheet as of December 31, 1998 ........................    F-40
  Statement of Operations for the year ended December 31, 1998.. F-41 Statement of Stockholder's Equity for the year ended
   December 31, 1998 ...........................................    F-42
  Statement of Cash Flows for the year ended December 31, 1998..    F-43
  Notes to the Financial Statements ............................    F-44

Independent Auditors' Report

The Board of Directors
1st Net Technologies, Inc.
11423 West Bernardo Court
San Diego, California 92127

We have audited the accompanying consolidated balance sheets of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Net Technologies, Inc., and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The Company is affiliated with other companies in the same line of business, all of which are controlled by a common control group with the ability to influence the volume of business done by each company. As discussed in the notes to the financial statements, the Company and its affiliates have engaged in significant transactions with each other.

The Company has a relatively short history of operations and has experienced losses during the three years ended December 31, 1999. As of December 31, 1999, the Company has an accumulated deficit of 6,040,227. In view of this matter, realization of a portion of some of the recorded amounts in the accompanying financial statement is dependent upon continued operations of the Company and upon the Company's ability to raise funds through debt or equity offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern (see notes to the financial statements). Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                       /s/ Argy & Company
                                       Argy & Company

Fountain Valley, California
April 30, 2000
                                      F-2

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                       December 31, 1999
                                                       -----------------
ASSETS

Current assets:
  Cash                                                    $    12,873
  Accounts receivable, net of allowance for
    doubtful accounts of $22,999                               67,498
  Marketable securities                                     1,158,366
                                                          -----------
     Total current assets                                   1,238,737

Investment in LaForza Automobiles, Inc.                       100,000
Investment in Last Mile Communication Corporation             220,000

Property and equipment, at cost net of accumulated
  depreciation and amortization of $71,249                    442,531

Other assets                                                   15,926
                                                          -----------
                                                          $ 2,017,194
                                                          ===========
































See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                       December 31, 1999
                                                       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                $   706,019
  Notes payable                                                68,000
  Notes payable and amounts due to related parties            335,972
  Current portion of capital lease obligations                 66,095
  Accrued personnel costs                                     285,652
  Income taxes payable                                          2,400
                                                          -----------
     Total current liabilities                              1,464,138

Long term portion of capital lease obligations                246,476
                                                          -----------
     Total liabilities                                      1,710,614

Commitments and contingencies

Minority interests in subsidiaries                             39,778

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                     -
  Common stock, $.001 par value, 40,000,000 shares
   authorized, 5,753,700 shares issued and outstanding          5,754
  Common stock warrants                                       204,041
  Additional paid in capital                                5,428,170
  Accumulated deficit                                      (6,040,227)
  Accumulated other comprehensive income                      669,064
                                                          -----------
     Total stockholders' equity                               266,802
                                                          -----------
                                                          $ 2,017,194
                                                          ===========



















See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the years ended
                                               December 31,    December 31,
                                                  1999             1998
                                               ------------    ------------
Revenues:
 Technology consulting, user fees and
  marketing services including related
  party revenues totaling $501,121 and
  $173,294 in 1999 and 1998, respectively      $  1,712,735     $   999,345

Operating expenses:
 Stock based employee compensation                1,339,425         264,735
 Stock and warrant based compensation for
  consulting services                               515,750               -
 Other operating expenses                         5,993,623       1,658,746
                                               ------------    ------------
                                                  7,848,798       1,923,481
                                               ------------    ------------
Loss from operations                             (6,136,063)       (924,136)

Other income and expense:
 Realized gain on investments sold                  919,518         331,760
 Unrealized loss on decline of restricted
  stock investement                                (162,600)       (137,400)
 Interest expense                                   (21,719)        (18,238)
 Other income                                         8,924           2,030
                                               ------------    ------------
Loss before provision for income taxes
 and minority interest in loss of subsidiaries   (5,391,940)       (745,984)

Provision for income taxes                            4,000           1,600
                                               ------------    ------------
Loss before provision for minority interest
 in undistributed loss of subsidiaries           (5,395,940)       (747,584)

Minority interest in undistributed loss
 of subsidiaries                                    157,534          94,700
                                               ------------    ------------
Net loss                                       $ (5,238,406)   $   (652,884)
                                               ============    ============

Loss per share:
 Net loss                                      $ (5,238,406)   $   (652,884)
 Preferred dividends                                      -          (6,000)
                                               ------------    ------------
     Net loss applicable to common
      shareholders                               (5,238,406)       (658,884)

     Basic and diluted loss per share          $      (0.92)   $      (0.16)
                                               ============    ============

Weighted average common shares outstanding:
 Basic and diluted                                5,682,147       4,018,697
                                               ============    ============
See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1999 and 1998

                                                                                            Accumu-
                                                                                            mulated
                                                                   Addi-                     Other
                                      Number             Common    tional                   Compre-      Total
                      Number of         of               Stock     Paid-In    Accumulated   hensive   stockholders'
                Shares      Amount    Shares    Amount  Warrants   Capital      Deficit      (loss)      equity
              ---------  ----------  ---------  ------  --------  ----------  -----------   --------  ------------
Balance at
December 31,
1997                  -  $        -  2,798,000  $2,798  $      -  $  506,252  $ (142,937)   $      -  $    366,113

Shares issued
to employees          -           -    265,000     265         -     264,735           -           -       265,000

Common stock of
1st Net issued
to investors          -           -    450,000     450         -      368,163          -           -       368,613

Series A pre-
ferred shares
and warrants
issued to
investors        20,000      45,000          -       -     5,000            -          -           -        50,000

Common stock
of Mariah issued
in exchange for
technology             -           -         -       -          -       4,000          -           -         4,000

Common stock
of Mariah issued
to investors           -           -         -       -          -      94,700          -           -        94,700

Dividends on
preferred
stock                  -           -         -       -          -           -     (6,000)          -        (6,000)

Comprehensive
 loss
  Net loss             -           -         -       -          -           -   (652,884)          -      (652,884)
  Unrealized
   loss on
   investements
   held for
   sale               -           -         -       -          -           -           -    (27,070)       (27,070)
              ---------  ----------  ---------  ------  --------  ----------  -----------   --------  ------------
Balance at
December 31,
1998             20,000      45,000  3,513,000   3,513     5,000   1,237,850     (801,821)  (27,070)       462,472

Shares issued
to employees          -           -    595,300     596         -   1,338,829            -         -      1,339,425

Common stock
issued in exchange
for services          -           -    173,000     173         -     389,077            -         -        389,250

Common stock of
Mariah issued
to investors          -           -          -       -         -     760,000            -         -        760,000

Common stock of
CTG issued
to investors          -           -          -       -         -     750,764            -         -        750,764





Common stock of
1st Net issued
in exchange for
SSP                   -           -  1,000,000   1,000         -           -            -          -         1,000

Series A pre-
ferred shares
and warrants
issued to
investors       452,400     907,122          -       -   100,791           -            -          -     1,007,913

Common stock
warrants
issued in
exchange for
services               -          -          -       -    98,250           -            -          -        98,250

Conversion
of preferred
stock to
common stock    (472,400)  (952,122)   472,400     472         -     951,650            -          -             -

Comprehensive
loss
 Net loss              -          -          -       -         -           -   (5,238,406)         -    (5,238,406)
 Unrealized
  gain on
  investements
  held for sale        -          -          -       -         -           -            -    696,134       696,134
              ---------  ----------  ---------  ------  --------  ----------  -----------   --------  ------------
Balance at
December 31,
1999                  -  $        -  5,753,700  $5,754  $204,041  $5,428,170  $(6,040,227)  $669,064  $    266,802
              =========  ==========  =========  ======  ========  ==========  ===========   ========  ============
























See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the years ended
                                               December 31,    December 31,
                                                  1999             1998
Operating activities                           ------------    -------------
  Net loss                                     $(5,238,406)    $   (652,884)
  Adjustments to reconcile net income
   to net cash from operating activities:
    Depreciation and amortization                  115,447           20,877
    Changes in minority interests in
     subsidiaries                                   39,778                -
    Loss on disposal of property and equipment     102,480                -
    Stock based employee compensation            1,339,425          265,000
    Stock and warrant based compensation for
     consulting services                           515,750                -
    Realized gain on investments sold             (919,518)        (331,760)
    Unrealized loss on decline of restricted
     stock investment                              162,600          137,400
    Revenues received in the form of stock        (348,798)        (328,140)
    Changes in operating assets and liabilities:
     Accounts receivable                           (52,348)         (15,010)
     Other assets                                    5,530             (474)
     Accounts payable and accrued liabilities      506,995          160,511
     Accrued personnel costs                       232,507           46,710
     Deferred revenues                             (11,122)         (88,980)
     Income taxes payable                                -            2,400
     Other liabilities                             (10,000)          10,000
                                               ------------    -------------
Net cash from operating activities              (3,559,680)        (774,350)

Investing activities
 Additions to property and equipment              (162,636)        (136,458)
 Investment in Last Mile Communication
  Corporation                                     (220,000)               -
 Sales of marketable securities                    941,939          664,377
 Changes in loans receivable                       330,882         (330,882)
                                               ------------    -------------
Net cash from investing activities                 890,185          197,037

Financing activities
 Repayments of capital lease obligations           (39,808)         (11,170)
 Additions to notes payable                        429,245          366,467
 Repayments of notes payable                      (244,542)        (275,498)
 Net proceeds from issuance of common stock
  by CTG                                           750,764                -
 Net proceeds from issuance of common stock              -          368,613
 Net proceeds from issuance of common stock
  by Mariah                                        760,000           94,700
 Net proceeds from issuance of preferred
  stock and warrants                             1,007,913           50,000
                                               ------------    -------------
Net cash from financing activities               2,663,572          593,112
                                               ------------    -------------
Increase in cash                                    (5,923)          15,799
Cash at beginning of period                         18,796            2,997
                                               ------------    -------------
Cash at end of period                          $    12,873     $     18,796
                                               ============    =============

Supplemental disclosures of cash flow
 information:
  Cash paid (refunded) during the year for:
   Interest                                    $    21,719     $     18,238
                                               ============    =============
   Income taxes                                $     4,000     $          -
                                               ============    =============

See accompanying notes.


SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

The Company granted exclusive proprietary technology rights to IP Telephony Technology that had no recorded accounting value in connection with the acquisition of Mariah during 1998.

The Company acquired net assets of $7,687 in connection with the acquisition of SSP Management Corp in exchange for 1,000,000 shares of common stock in January 1999.

The Company acquired the net assets of Children's Technology Group, Inc. totaling $705,657 in exchange for a license to in-process proprietary technology that had no recorded accounting value in May 1999.

The Company incurred capital lease obligations totaling $309,881 and $53,668 in connection with lease agreements to acquire equipment during the years ended December 31, 1999 and 1998, respectively.

The Company recorded revenues totaling $348,798 and $328,140 for services performed in exchange for clients' stocks during the year ended December 31, 1999 and 1998, respectively.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements

1.  Organization

1st Net Technologies, Inc. ("the Company" or "1st Net") is primarily in the Internet commerce and services business. These financial statements include the following subsidiaries:

     - Mariah Communications, Inc. ("Mariah") is in the business of developing Internet protocol telephony technologies. It was acquired in August 1998 in exchange for technology owned by 1st Net. At December 31, 1999, the Company owned approximately 87.8% of Mariah's common stock.

     - SSP Management Corp. ("SSP") provides Internet public relations and Internet newsletters. It was acquired in January 1999 in exchange for 1,000,000 common shares of 1st Net. At December 31, 1999, SSP remains wholly owned by 1st Net.

     - Children's Technology Group, Inc. ("CTG") is in the business of creating Internet communities for children. CTG was acquired in May 1999 in exchange for the licensing rights to certain technologies. At December 31, 1999, the Company owned approximately 86.4% of CTG's outstanding stock.

All three of the Company's subsidiaries had shareholders and management in common with the Company of the Company's management prior to their acquisition.

2.  Significant accounting policies

The Company's financial statements have been prepared in conformity with generally accepted accounting principles.

Going concern

The Company's financial statements have been prepared under the assumption it will continue as a going concern. However, the Company has incurred net losses throughout its entire history resulting in an accumulated deficit of $6,040,227 at December 31, 1999. Realization of a portion of the Company's assets in the accompanying financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds either through incurring new debt, raising new equity or liquidating investment securities held. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern.

Cash and cash equivalents

The Company considers all liquid interest-earning investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1999 or 1998.

Principles of consolidation

The financial statements include the accounts of 1st Net and its three subsidiaries. Because all three of the Company's subsidiaries had shareholders and management in common with 1st Net prior to their acquisition, the Company has accounted for them in a manner similar to pooling-of-interests accounting. The accompanying financial statements have been prepared on a consolidated basis as if common control was established as of the inception of the three subsidiaries during the year ended December 31, 1998. Significant intercompany transactions and balances have been eliminated in consolidation.

Estimates and assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for bad debts and the value of securities received in exchange for services. Actual results may differ from these estimates.

Revenue recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenues from technology consulting, user fees and marketing services are recognized ratably over the contract period in accordance with period in which the services are performed. Revenues attributable to undelivered elements, including technical support are recognized ratably on a straight-line basis over the contract period.

Computer software costs

Computer software costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect on the financial statements.

Marketable and restricted securities

Marketable and restricted securities consist primarily of stock received for services performed on behalf of clients. Publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Restricted securities are recorded at cost. Restricted shares of LaForza Automobiles, Inc. declined in value from their original book basis of $400,000 to $262,600 and $100,000 at December 31, 1998 and 1999, respectively. Because management believed these declines to be of an other than temporary nature, the investment was written down to its new values as of these dates and the losses of $137,400 and $162,600 were recorded in operations in 1998 and 1999, respectively.

The Company realized gross proceeds of $941,939 and $664,377 from the sales of available-for-sale securities during 1999 and 1998, respectively. Gross realized gains and losses included in operations for 1999 were $972,918 and $53,400, respectively ($380,231 and $48,471 for 1998).

Property and equipment

Property and equipment consists primarily of office equipment and furniture, is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets of three to five years. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Property and equipment consists of the following at December 31, 1999:

     Office furniture and equipment                $ 243,319
     Computer equipment                              152,299
     Leasehold improvements                           22,954
     Automobiles                                      27,219
     Tradeshow accessories                            52,000
     Other                                            15,989
                                                   ---------
                                                     513,780
     Less accumulated depreciation                   (71,249)
                                                   ---------
                                                   $ 442,531
                                                   =========

Capital lease property

Capital lease property and equipment at December 31, 1999 totaled $264,529 net of accumulated amortization of $23,205.

Fair value of financial instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of its monetary assets and liabilities approximates their fair value as of December 31, 1999.

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses totaled $300,927 and $199,164 in 1999 and 1998, respectively.

Concentration of credit risk

The Company sells its services to customers in the United States. The Company maintains a reserve for potential credit losses and historically such losses have been within management's estimates. In 1999, revenues from one unrelated major customer totaled $970,500, which represented 56.7% of total revenues.

Comprehensive income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including unrealized gains and losses on investments held for sale, shall be reported net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive loss totaled $4,542,272 and $679,954 in 1999 and 1998, respectively.

Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (or SAB) No. 98. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Under the provisions of SAB No. 98, common shares issued for nominal consideration are included in the per share calculations as if they were outstanding for all periods presented.

Weighted average shares outstanding of 5,661,711 and 4,018,697 for the years ended December 31, 1999 and 1998, respectively includes common stock outstanding as well as common shares issued for nominal consideration as if the shares were outstanding for all periods presented. Potentially dilutive securities include options, warrants and preferred stock that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled 336,200 and 10,000 at December 31, 1999 and 1998, respectively.

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the deemed fair value for the underlying stock on the date of grant, no compensation expense is recognized. At the time stock options were granted, the Company believed that the exercise price was at a price not less than the fair value of the underlying common stock.

Recently issued accounting standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's balance sheet at fair value. The Financing Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The impact on the Company's financial statements is not expected to be material.

Restatements and reclassifications

The Company has restated prior year financial information to reflect the accounting for the acquisitions of its subsidiaries as if the acquisitions took place at the inception of the subsidiaries in 1998. Certain reclassifications have been made to conform prior years' data to the current period presentation.

3.  Acquisitions and proposed acquisition of subsidiaries

Mariah

At its inception in August 1998, Mariah issued all of its outstanding common stock totaling 4,000,000 shares to 1st Net in exchange for certain in-process technology research and development owned by 1st Net. Additionally, the Company issued options to purchase 1,500,000 shares of common stock to Entrepreneur Investments, LLC for services rendered in Mariah's formation. The options are exercisable at $.10 per share and expire on August 15, 2001.

Mariah had shareholders and management in common with 1st Net at the time of its formation and acquisition by 1st Net. The acquisition was accounted for in a manner similar to a pooling-of-interests and the results of Mariah's operations from its inception are included in the accompanying financial statements of the Company. Mariah had no revenues in either 1999 or 1998 and a net loss of $446,018 and $86,901 in 1999 and 1998, respectively.

Mariah subsequently sold stock to outside investors for proceeds totaling $854,700 (net of offering costs) and the Company owns approximately 87.8% of Mariah's outstanding shares at December 31, 1999. Minority interest in subsidiaries totaling $39,778 in the accompanying balance sheet at December 31, 1999 represents the outside ownership of Mariah's equity as of that date.

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

SSP

In January 1999, the Company acquired 100% of the outstanding shares of SSP in exchange for 1,000,000 shares of the 1st Net stock. SSP had shareholders and management in common with 1st Net prior to the acquisition. The transaction was accounted for in a manner similar to a pooling-of-interests and the results of SSP's operations from its inception in 1998 are included in the accompanying financial statements of the Company. SSP continues to be wholly owned by 1st Net as of December 31, 1999. SSP had revenues and net income of $1,175,386 and $566,921 in 1999 ($523,515 and $22,947 in 1998).

CTG

In May 1999, the Company obtained 4,000,000 shares or approximately 86.4% of CTG's common stock in exchange for technology marketing and licensing rights on in-process technology research and development. CTG had shareholders and management in common with 1st Net prior to the acquisition. The transaction was accounted for in a manner similar to a pooling-of-interests and CTG's results from its commencement of operations in 1999 are included in the accompanying financial statements of the Company. Revenues and net loss in 1999 totaled $65,209 and $822,295, respectively. 1st Net continues to own approximately 86.4% of CTG as of December 31, 1999. In March 2000, 1st Net received an additional 35,000 shares of CTG in lieu of unpaid royalties owed by CTG to 1st Net. There is no minority interest in CTG shown on the accompanying balance sheet at December 31, 1999 because CTG has a net equity deficit as of that date totaling $226,569.

Spirit 32 Development Corporation

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

Included in the rescission agreement, SP32 sold all of its rights, title and interest in technology being developed by both Mariah and CTG. The release also included trade names in connection with the technology. At the close of the rescission agreement, 1st Net delivered 250,000 shares of its restricted common stock to SP32 together with cash totaling $100,000. In March 2000, 1st Net sold the technology obtained from SP32 in exchange for 250,000 shares of CTG common stock.

4.  Related party transactions, major customers and noncash revenues

The Company recognized related party revenues totaling $501,121 and $173,294 during the years ended December 31, 1999 and 1998, respectively. There were no related party accounts receivable at December 31, 1999.

Entrepreneur Investments, LLP ("EI") is a large percentage stockholder of 1st Net. The sole shareholder of EI is also 1st Net's Chief Executive Officer and serves on the Board of Directors of both 1st Net and Mariah. EI owns the building in which both 1st Net and CTG are housed. Rent expense totaled $89,823 and $18,501 for the years ended December 31, 1999 and 1998, respectively. Additionally, the Company had borrowings outstanding from EI totaling $284,800 and $5,000 at December 31, 1999 and 1998, respectively. Borrowings from EI are generally non-interest bearing unless so stated at the time funds are advanced. There was no interest expense from EI borrowings in either 1999 or 1998.

At December 31, 1999, SSP had certain holdings of corporate securities that were obtained in connection with past services provided by the Company. SSP has agreed to pay a former independent contractor of the Company a commission of 8% of the proceeds realized by SSP from the future sale of these securities. Included in accounts payable at December 31, 1999 is $90,151 for the estimated amount due to this individual based on the value of SSP marketable securities at that date.

5.  Sales and issuances of preferred and common stock

The Company issued 595,300 and 265,000 restricted shares of common stock to employees during the years ended December 31, 1999 and 1998, respectively and 173,000 restricted shares to outsiders for services rendered to the Company. Additionally, the Company committed to issue 46,907 common shares to employees in 2000 for services performed in 1999. The Company recognized compensation expense for the shares issued and to be issued of $1,614,111 and $265,000 for the years ended December 31, 1999 and 1998, respectively and $417,000 for shares issued and to be issued to outsiders for services rendered to the Company. The compensation expense recognized was calculated based on the most recent trading price of the common stock for stock issuances in 2000 and 1999, or on the basis of the most recent sale of shares to outsiders for stock issued in 1998.

1st Net sold 450,000 shares of restricted common stock to outside investors during the year ended December 31, 1998 for net proceeds totaling $368,613.
In connection with the acquisition of SSP, 1st Net issued 1,000,000 shares of its common stock to the shareholders of SSP. The shares were issued in January 1999 when the shares closed on the OTC market at $3.00, giving a total value for the transaction of $3,000,000.

1st Net sold 452,400 and 20,000 shares of its Series A preferred stock to outside investors during 1999 and 1998, respectively. The Company's Series A preferred stock is convertible into an equivalent number of shares of common stock and has voting rights equal to the number of shares of common stock into which it is convertible. The shares are entitled to participate in any dividends issued to common stockholders and have cumulative rights to dividends at the rate of $.30 per share payable in either cash or shares of common or preferred stock. The Series A preferred shares have a preference in liquidation of any unpaid dividends plus $2.50 per share over other 1st Net stockholders.

The preferred shares automatically converted to common stock when the Company's share price reached $3 per share and dividends accrued in the prior year were never paid. The Series A preferred shares were sold with warrants to purchase additional shares of common stock at $5 per share, exercisable immediately. The warrants expire on the early of the one-year anniversary of an underwritten public offering of the Company's shares or October 31, 2002. There were 236,200 and 10,000 warrants outstanding at December 31, 1999 and December 31, 1998, respectively.

Mariah sold 437,000 and 118,600 shares of common stock to outsiders during 1999 and 1998, respectively for net proceeds totaling $760,000 and $94,700, respectively. In 1999, CTG sold 630,000 shares of its common stock to outsiders for net proceeds totaling $750,764.

The Company agreed to issue warrants to purchase 525,000 shares of common stock at $3.00 per share to four employees, subject to the approval of the Company's Board of Directors. When the issuance of the warrants are approved by the Board of Directors, they will be immediately vested and will expire five years from the date of Board approval.

During 1999, the Company agreed to issue options to purchase common shares to employees at the rate of $5.00 per share, subject to the approval of the Company's Board of Directors. The options have a ten-year term and vest over three years. At December 31, 1999, the Company had 352,000 stock options issued and outstanding. The vesting period for some of the options was accelerated over a period less than three years based on the terms of employment of the recipients. At December 31, 1999, there were 86,667 options exercisable.

As provided for under SFAS 123, the Company has provided the required additional pro forma disclosures. In accordance with the intrinsic value method followed by APB 25, no compensation expense has been recognized in the consolidated statement of operations in connection with the granting of stock options. Had compensation cost been recognized in accordance with the fair value method called for by SFAS 123, the Company's net loss in 1999 would have increased $179,520 to $5,417,926.

The fair value of the options issued in 1999 was estimated using the Black-Scholes option pricing model with the following weighted average
assumptions used for grants: dividend yield   0%; expected volatility   80%;
risk-free investment rate   6%; and an expected life of seven years.  The
compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be realized by the option holders. The fair value of the option grant was $.51 per share.

The Company issued 75,000 warrants to a client during 1999 in connection with a service agreement. The warrants have an exercise price of $3.50 per share and expire March 31, 2001. The Company recorded a charge of $98,750 to operations in 1999 in connection with the issuance of the warrants.

6.  Notes payable

The Company's notes payable, notes payable due to related parties and amounts due to related parties outstanding at December 31, 1999 consist of the following:

     Demand notes payable to and amounts
     payable from EI, unsecured and non-interest
     bearing, varying or no stated maturity dates     $    284,800

     Amounts advanced from Grey Mare, LLC,
     unsecured, non-interest bearing, no stated
     maturity date, repaid in full during the
     quarter ended March 31, 2000                           40,000

     Amounts advanced by employee, unsecured,
     non-interest bearing, no stated maturity
     date, repaid in full August 2000                       11,172
                                                      ------------
     Notes payable and amounts due to related
     parties                                               335,972

     Note payable to an individual, unsecured
     and bearing interest at 10%, interest only
     payments due annually in August, no stated
     maturity date                                          50,000

     Note payable to a customer, unsecured and
     bearing interest at 10%, repayment to be
     made in the form of services, repaid in
     full August 2000                                       18,000
                                                      ------------
     Notes payable                                          68,000
                                                      ------------
                                                      $    403,972
                                                      ============

7.  Commitments

Both 1st Net and CTG rent their facilities from EI under operating leases through February 2003. The lease contracts call for increases in monthly rent in March 2001 and March 2002. The future minimum annual aggregate rental payments required under both capital and operating leases as of December 31 are as follows.

                                         Operating       Capital
                                         ---------       -------
     2000                                $154,200        $101,559
     2001                                 259,756          83,286
     2002                                 282,996          81,249
     2003                                 112,608          77,366
     2004                                       -          47,180
                                         --------        --------
                                          809,560         390,640

     Less interest portion of
      capital lease obligations                           (78,069)
                                                         --------
                                                         $312,571
                                                         ========

8.  Income taxes

At December 31, 1999, the Company has federal and California net operating loss carryforwards of approximately $5,800,000. The federal and California net operating loss carryforwards will begin to expire in 2012, unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% occurs within a three year testing period.

The Company's provision for income taxes for the years ended December 31, 1999 and 1998 consist of minimum franchise taxes levied by the state of California.

The components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                   December 31, 1999    December 31, 1998
                                   -----------------    -----------------
   Deferred tax assets:
    Net operating loss
     carryforwards                    $ 2,320,000          $ 320,000
    Valuation allowance for
     deferred tax assets               (2,320,000)          (320,000)
                                      -----------          ---------
   Net deferred tax assets            $         -          $       -
                                      ===========          =========

A reconciliation of the statutory tax rates to the Company's provision for income tax expense is as follows:

                                                 Years ended
                                   December 31, 1999    December 31, 1998
                                   -----------------    -----------------
   Federal income tax rate              (35.0)%              (35.0)%
   State income tax rate,
    net of federal benefit               (5.9)                (5.9)
   Valuation allowance                   40.9                 40.7
                                        -------              -------
                                            - %               (0.2)%
                                        =======              =======

9.  Contingencies

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

10.  Subsequent event

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
                                                        -----------
                                                        $ 4,616,209
                                                        ===========
















See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
                                             For the six months ended
                                             June 30,        June 30,
                                             2000            1999
                                           -----------     -----------
Revenues:
 Technology consulting, user fees and
  marketing services                       $   153,343     $   663,751
Operating expenses                           2,562,111       4,305,183
                                           -----------     -----------
Loss from operations                        (2,408,768)     (3,641,432)

Other income and expense:
 Realized gain on investments sold           1,154,822         390,726
 Writedown of restricted security              (40,000)              -
 Interest expense                              (53,319)         (8,695)
 Gain on sale of assets                        735,359               -
 Other income                                   23,967          11,368
                                           -----------     -----------
Loss before provision for income taxes
 and minority interest in loss of
 subsidiaries                                 (587,939)     (3,248,033)

Provision for income taxes                        5,902            800
                                            -----------    -----------
Loss before provision for minority
 interest in undistributed loss of
 subsidiaries                                  (593,841)    (3,248,833)

Minority interest in undistributed
 loss of subsidiaries                           522,377        100,114
                                            -----------    -----------
Net Loss                                    $   (71,464)   $(3,148,719)
                                            ===========    ===========
Loss per share:
 Basic and diluted                          $     (0.01)   $     (0.56)
                                            ===========    ===========


Weighted average common shares outstanding:
 Basic and diluted                            5,943,260      5,590,969
                                            ===========    ===========












See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                             For the six months ended
                                              June 30,        June 30,
                                               2000            1999
Operating activities                       -----------     -----------

Net loss                                   $   (71,464)    $(3,148,719)
Adjustments to reconcile net loss
 to net cash flows from operating
 activities:
  Depreciation and amortization                 57,545          56,935
  Changes in minority interests in
   subsidiaries                               (522,377)         50,836
  Gain on sale of assets                      (735,359)              -
  Realized gain on investments sold         (1,154,822)       (390,726)
  Writedown of restricted security                   -               -
  Reduction of note payable in exchange
   for services                                (12,910)              -
  Stock based employee compensation                  -       1,339,425
  Stock based payments for services and
   technology                                  282,500          98,250
  Revenues received in the form of stock             -         (22,500)
  Changes in operating assets and liabilities:
   Accounts receivable                          42,288        (115,065)
   Other assets                                (36,963)        (61,881)
   Accounts payable and accrued liabilities   (136,018)        324,049
   Accrued personnel costs                     279,618          50,770
   Deferred revenues                                 -               -
   Income taxes payable                          1,600           3,200
                                           -----------     -----------
Net cash flows from operating activities    (2,006,362)     (1,815,426)

Investing activities

Additions to property and equipment            (10,151)       (155,641)
Changes in marketable securities             1,682,479          42,587
Repayments of notes and loans receivable             -         330,882
                                           -----------     -----------
Net cash flows from investing activities     1,672,328         217,828

Financing activities

Repayments of capital lease obligations        (36,011)         (4,879)
Repayments of notes payable                   (268,516)       (219,269)
Net proceeds from issuance of common stock
 of Mariah                                           -         760,000
Net proceeds from issuance of common
 stock by CTG                                   25,000         750,764
Net proceeds from issuance of CTG preferred
 stock and warrants                          3,593,525               -
Net proceeds from issuance of preferred
 stock and warrants                                  -       1,007,913
                                           -----------     -----------
Net cash flows from financing activities     3,313,998       2,294,529
                                           -----------     -----------
Increase in cash                             2,979,964         696,931
                                           -----------     -----------
Cash at beginning of period                     12,873          18,796
                                           -----------     -----------
Cash at end of period                      $ 2,992,837     $   715,727
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

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Children's Technology Group, Inc.

We have audited the accompanying balance sheet of The Children's Technology Group, Inc. f.k.a. Tummy Busters, Inc. (a development stage company) (the "Company") as of April 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the period from July 30, 1998 (date of inception) through April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1999, and the results of its operations and its cash flows for the period from July 30, 1998 (date of inception) through April 30, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has been in the development stage since its inception on July 30, 1998. Realization of a major portion of the assets is dependent upon the Company's ability to raise funds through debt or equity offerings, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


                                   /s/ Argy & Company

                                   Argy & Company


Fountain Valley, California
May 31, 2000

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)


                               BALANCE SHEET

                               April 30, 1999

                                  ASSETS

Cash                                                    $ 465,650

Computer equipment                                          1,007

Licenses                                                  400,000

Other assets                                               15,000
                                                        ---------

     Total assets                                       $ 881,657
                                                        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accrued liabilities                                   $ 176,000
                                                        ---------

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000
   shares authorized; 630,000 shares issued
   and outstanding                                            630
  Additional paid-in capital                              753,484
  Deficit accumulated during the development stage        (48,457)
                                                        ---------

     Total stockholders' equity                           705,657
                                                        ---------
     Total liabilities and stockholders' equity         $ 881,657
                                                        =========













See independent auditors' report and accompanying notes to financial statements.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS

             For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999



Selling, general and administrative expenses            $ 47,657

Provision for taxes                                          800
                                                        --------

Net loss                                                $(48,457)
                                                        ========



































See independent auditors' report and accompanying notes to financial statements.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY

            For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999

                                                                     Deficit
                                                                   Accumulated
                                                     Additional      During the     Total
                                     Common Stock     Paid-in       Development  Stockholders'
                                   Shares    Amount   Capital          Stage        Equity
                                  --------   ------  ----------    ------------  -------------
Balances, July 30, 1998                  -    $  -    $      -       $      -      $      -

Issuance of common stock to
founders on August 30, 1998        870,000     870       2,480              -         3,350

Common stock issued in connec-
tion with a private placement
for $0.40 per share dated
August 10, 1998:
   December 1998                    77,750      78      31,022              -        31,100
   January 1999                      5,500       5       2,195              -         2,200
   February 1999                    79,250      79      31,621              -        31,700

Common stock issued in connec-
tion with a private placement
for $2.00 per share dated March 3,
1999, net of offering costs        467,500     468     685,296              -       685,764

Surrender of common stock from
founders on April 22, 1999        (870,000)   (870)        870              -             -

Net loss                                 -       -           -        (48,457)      (48,457)
                                  --------    -----   ---------      --------     ---------

Balances, April 30, 1999           630,000    $ 630   $ 753,484      $(48,457)    $ 705,657
                                  ========    =====   =========      ========     =========














See independent auditors' report and accompanying notes to financial statements.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' EQUITY

            For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999

Cash flows from operating activities:
   Net loss                                                    $  (48,457)
   Increase in accrued liability                                   20,000
                                                               ----------

   Net cash used in operating activities                          (28,457)

Cash flows from investing activities:
   Purchases of computer equipment                                 (1,007)
   Purchases of licenses                                         (400,000)
   Other assets                                                   (15,000)
                                                               ----------

   Net cash used in investing activities                         (416,007)
                                                               ----------

Cash flows provided by financing activities:
   Net proceeds from issuance of stock, net
    of offering costs of $93,236                                  910,114
                                                               ----------

Net increase in cash                                              465,650

Cash at beginning of period                                             -
                                                               ----------

Cash at end of period                                          $  465,650
                                                               ==========

Supplemental disclosure of cash flow information -
  Cash paid during period for:
    Interest                                                   $        -
                                                               ==========
    Income and franchise taxes                                 $        -
                                                               ==========

Supplemental disclosure of non-cash investing and financing activities:

     During the current period ended April 30, 1999, the Company issued warrants to purchase 4,000,000 shares of common stock to a third party, in connection with a license agreement (see Notes 2 and 3).


See independent auditors' report and accompanying notes to financial statements.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

            For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Operations

The Children's Technology Group, Inc. f.k.a. Tummy Busters, Inc. (a development stage company) (the "Company"), a Nevada corporation, was incorporated on July 30, 1998. The Company has been in the development stage since its formation and is primarily engaged in raising capital, obtaining financing, advertising and promoting the Company, and administrative functions. The Company intends to develop and operate online communities for children.

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through April 30, 1999 and lack of operational history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements for the fiscal year ending December 31, 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the realizability of mergers of other long-lived assets. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

Computer Equipment

Computer equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of 3 years.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

            For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(CONTINUED)

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Licenses and Other Assets

Licenses and other assets are stated at cost. Amortization is computed using the straight-line method over the estimated useful lives of the related agreements ranging from 3 to 10 years.

Long Lived Assets

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at April 30, 1999.

Common Stock - Reverse Stock Splits

In April 1999, the Company's board of directors approved a one-for-four reverse stock split. Par value remained at $0.001 per share. All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the reverse stock split.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

            For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(CONTINUED)

Stock-Based Compensation

During 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss), as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Revenue Recognition

The Company will recognize revenue during the month in which services are provided.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

NOTE 2 - LICENSES

In April 1999, the Company entered into an exclusive license agreement with 1st Net Technologies, Inc. ("1st Net") whereby 1st Net granted to the Company a worldwide exclusive license to use the Crayon Crawler web browser and community software programs for $400,000 in cash and a 5% royalty on related sales (not less than $25,000 per month). The license agreement expires April 2002.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

            For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999

NOTE 2 - LICENSES

In April 1999, the Company entered into a non-exclusive license agreement with 1st Net whereby 1st Net granted to the Company a worldwide non-exclusive license agreement to use the Mindwalker Series web browser and community software programs in exchange for a warrant to purchase 4,000,000 shares of the Company's common stock, a 5% royalty on related sales and an exclusive license to the Company's R-Site web site. The license agreement expires April 2002.

NOTE 3 - WARRANTS

From time to time, the Company issues warrants pursuant to various agreements. Under the terms of a license agreement (see Note 2), the Company granted 1st Net, a related party (see Note 7), a warrant to purchase 4,000,000 shares of the Company's stock at an exercise price of $.10 per share. The warrants vested on the date of grant and were exercised subsequent to the period ended April 30, 1999 (see Note 6).

NOTE 4 - STOCKHOLDERS' EQUITY

In August 1998, the Company issued to its founder 870,000 shares of common stock for $3,350. These shares were subsequently surrendered to the Company on April 22, 1999.

In August 1998, the Company issued 162,500 shares of its common stock for $65,000 in cash.

In March 1999, the Company issued 467,500 shares of its common stock for $685,764 in cash, net of offering costs of $249,236.

NOTE 5 - INCOME TAXES

The provision for income taxes for the period ended April 30, 1999 consists of minimum state taxes only.

Significant reconciling items between the Company's reported income tax provision and the benefit computed by applying the U.S. Federal income tax rate of 34% to loss before provision for income taxes result primarily from changes in the valuation allowance for deferred tax assets and state income taxes.

                     THE CHILDREN'S TECHNOLOGY GROUP, INC.
                          f.k.a. Tummy Busters, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

            For the Period From July 30, 1998 (Date of Inception)
                           Through April 30, 1999

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 30, 1999 are presented below:

          Deferred tax assets:
             Net operating loss carryforwards             $ 16,500
             Less valuation allowance                      (16,500)
                                                          --------
                Net deferred tax assets                   $      -
                                                          ========


NOTE 6 - SUBSEQUENT EVENTS

In May 1999, 1st Net exercised its warrant to purchase 4,000,000 shares of common stock at $0.10 per share in connection with a license agreement (see Notes 2 and 3) and acquired an 86% interest in the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

As previously discussed in Note 3, the Company granted 1st Net, a warrant to purchase 4,000,000 shares of the Company's stock at an exercise price of $.10 per share. At the date of grant, the officers and directors of the Company were also officers and directors of 1st Net.

                           INDEPENDENT AUDITORS' REPORT



The Board of Directors
SSP Management Corp.

We have audited the accompanying balance sheet of SSP Management Corp. (the "Company") as of December 31, 1998, and the related statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The Company is affiliated with other companies in the same line of business, all of which are controlled by a common control group with the ability to influence the volume of business done by each company. As discussed in Note 2, the Company and its affiliates have engaged in significant transactions with each other.



                                   /s/ Argy & Company

                                   Argy & Company


Fountain Valley, California
September 21, 2000

                              SSP MANAGEMENT CORP.

                                 BALANCE SHEET

                               December 31, 1998


                                    ASSETS

Current assets:
  Cash                                                      $     908
  Marketable securities                                        16,736
  Loan receivable                                              20,000
  Related party loan receivable                               300,242
                                                            ---------

     Total current assets                                     337,886

Office equipment, net of accumulated depreciation               3,774
                                                            ---------

     Total assets                                           $ 341,660
                                                            =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                          $  20,000
  Accounts payable - related party                            119,317
  Income taxes payable                                            800
  Short term loan payable                                     162,173
  Short term related party loan payable                        31,683
                                                            ---------

     Total current liabilities                                333,973

Stockholder's equity:
  Common stock, $0.001 par value; 10,000,000 shares
   authorized; 1,000,000 shares issued and outstanding          1,000

  Retained earnings                                             6,687
                                                            ---------

     Total stockholder's equity                                 7,687
                                                            ---------

     Total liabilities and stockholder's equity             $ 341,660
                                                            =========




See independent auditors' report and accompanying notes to financial statements.

                              SSP MANAGEMENT CORP.

                            STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 1998

Consulting income                                            $  523,515

Operating expenses:
  Advertising                                                   240,290
  Depreciation                                                      943
  Internet expenses                                             326,703
  Other                                                          17,785
  Outside services                                               95,203
  Professional fees                                              12,919
                                                             ----------

     Total operating expenses                                   693,843
                                                             ----------

Net (loss) from operations                                     (170,328)

Other income (expense)
 Realized gains on sale of marketable securities                207,406
 Unrealized losses on marketable securities                     (15,457)
 Interest income                                                  1,174
 Interest expense                                               (15,308)
                                                             ----------

Net income before tax                                             7,487

Provision for taxes                                                (800)
                                                             ----------

Net income                                                   $    6,687
                                                             ==========



















See independent auditors' report and accompanying notes to financial statements.

                              SSP MANAGEMENT CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       For the Year Ended December 31, 1998


                                                                     Deficit
                                                                   Accumulated
                                                     Additional      During the     Total
                                     Common Stock     Paid-in       Development  Stockholders'
                                   Shares    Amount   Capital          Stage        Equity
                                  --------   ------  ----------    ------------  -------------

Balances, January 1, 1998                -   $    -   $    -         $    -         $    -

Issuance of common stock
to founder                       1,000,000    1,000        -              -          1,000

Net income                               -        -        -          6,687          6,687
                                 ---------   ------    -----         ------         ------

Balances, December 31, 1998      1,000,000   $1,000    $   -         $6,687         $7,687
                                 =========   ======    =====         ======         ======



























See independent auditors' report and accompanying notes to financial statements.

                              SSP MANAGEMENT CORP.

                            STATEMENT OF CASH FLOWS

Cash flows from operating activities:
   Net income                                                $   6,687
   Adjustments to reconcile net income to net cash
    provided by operations:
     Transactions not requiring cash:
      Depreciation                                                 943
     Changes in operating assets and liabilities:
      Increase in marketable securities                        (16,736)
      Increase in loan receivable                              (20,000)
      Increase in short term related party loan
       receivables                                            (300,242)
      Increase in accounts payable                             139,317
      Increase in income taxes payable                             800
      Increase in short term loans payable                     162,173
      Increase in short term related party loans                31,683
                                                             ---------
     Total adjustments                                          (2,062)
                                                             ---------
     Net cash provided by operating activities                   4,625
                                                             ---------
Cash flows from investing activities:
  Purchase of office equipment                                  (4,717)
                                                             ---------
     Net cash (used) in investing activities                    (4,717)
                                                             ---------
Cash flows provided by financing activities:
  Net proceeds from sale of common stock                         1,000
                                                             ---------
     Net cash provided by investing activities                   1,000
                                                             ---------
Net increase in cash                                               908
Cash at beginning of period                                          -
                                                             ---------
Cash at end of period                                        $     908
                                                             =========

Supplemental disclosure of cash flow information -
  Cash paid during period for:
   Interest                                                  $  15,308
                                                             =========
   Income and franchise taxes                                $       -
                                                             =========






See independent auditors' report and accompanying notes to financial statements.

                              SSP MANAGEMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Operations

SSP Management Corp. (the "Company"), a Colorado corporation, was incorporated on November 18, 1997, although it had no activities until the 1998 calendar year. The Company was formed for the primary business purpose of providing internet public relations and internet newsletters.

The Company was acquired by 1st Net Technologies, Inc. (1st Net) in January of 1999 and had only one immaterial transaction in the 1999 year prior to the date of acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the realizability of long-lived assets. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 1998.

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

Office Equipment

Office equipment is stated at cost. Depreciation is computed using the straight-line method over the useful life of five years.

                              SSP MANAGEMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(CONTINUED)

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Long Lived Assets

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS No. 121, the Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 1998.

Revenue Recognition

Revenues are recorded on the accrual basis.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

NOTE 2 - RELATED PARTIES AND SIGNIFICANT CUSTOMERS

On February 23, 1999, the Financial Accounting Standards Board (FASB) issued a news release proposing a new Statement updating FASB Statement 94, that would require a controlling entity to consolidate all entities that it controls, unless control is temporary, even when control exists in forms other than a majority voting interest.

                              SSP MANAGEMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended December 31, 1998

NOTE 2 - RELATED PARTIES AND SIGNIFICANT CUSTOMERS (CONTINUED)

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

The sole shareholder of the Company as of December 31, 1998, is also 1st Net's majority shareholder.

Four unrelated customers of the Company constituted 97.7% of the total consulting revenues in 1998.

NOTE 3 - COMMITMENTS & CONTINGENCIES

The Company is currently involved in litigation with the United States Securities and Exchange Commission for potential violations of securities laws. The outcome of the litigation is indeterminable; however, management is confident that these matters will be settled favorably and no reserve has been established for loss contingencies due to legal matters in the accompanying financial statements.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company issued 1,000,000 shares of common stock to Entrepreneur Investments, LLC during 1998.

NOTE 5 - INCOME TAXES

The provision for income taxes for the period ended December 31, 1999 consists of minimum state taxes only. As of December 31, 1998, the Company had income taxes payable to the State of California Franchise Tax Board totaling $800.

At December 31, 1998, deferred taxes consisted of a net tax assets due to federal and state net operating loss carryforwards of $3,275 and $1,237, respectively, which were fully offset by valuation allowances. The net operating loss carryforwards will expire beginning in 2013.

                              SSP MANAGEMENT CORP.

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended December 31, 1998

NOTE 6 - SUBSEQUENT EVENTS

In January of 1999, the Company was acquired by 1st Net in an acquisition recorded as a pooling.

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000            1ST NET TECHNOLOGIES, INC.,
                                    a Colorado corporation




                                 By: /s/ James H. Watson
                                     James H. Watson, Jr.,
                                     Chairman and Chief Executive Officer