Form 10QSB/A
period 2000-03-31
1ST NET TECHNOLOGIES INC
filed 2001-01-30
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                           FORM 10-QSB/Amendment 2




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
                                                               -----------
ASSETS

Current assets:
 Cash                                                          $    75,856
 Accounts receivable, net of allowance for
  doubtful accounts                                                 40,000
  Marketable securities                                            715,174
  Current portion of note receivable from Marketbyte, L.L.C.        44,621
  Other current assets                                               8,912
                                                               -----------
     Total current assets                                          884,563

Investment in LaForza Automobiles, Inc.                             60,000
Investment in Last Mile Communication Corporation                  220,000
Note receivable from Marketbyte, L.L.C.                            513,699

Property and equipment, at cost net of accumulated
  depreciation                                                     353,108

Other assets                                                        11,742
                                                               -----------
                                                               $ 2,043,112
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                      $   529,062
   Notes payable                                                    61,982
 Notes payable and amounts due to related parties                  102,456
 Current portion of capital lease obligations                       67,526
 Accrued personnel costs                                           535,922
 Income taxes payable                                                2,400
                                                               -----------
     Total current liabilities                                   1,299,348

Long term portion of capital lease obligations                     226,066
                                                               -----------
     Total liabilities                                           1,525,414

Commitments and contingencies

Minority interests in subsidiaries                                  39,163

Stockholders' equity:
 Preferred stock                                                         -
 Common stock                                                        6,004
 Common stock warrants                                             260,283
 Additional paid in capital                                      6,925,552
 Accumulated deficit                                            (7,426,509)
 Accumulated other comprehensive income                            713,205
                                                               -----------
     Total stockholders' equity                                    478,535
                                                               -----------
                                                               $ 2,043,112
                                                               ===========
See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
                                             For the three months ended
                                             March 31,         March 31,
                                               2000               1999
                                            -----------       -----------
Revenues:
 Technology consulting, user fees and
  marketing services                        $   105,250       $   218,696
Operating expenses                            1,416,112         4,791,183
                                            -----------       -----------
Loss from operations                         (1,310,862)       (4,572,487)

Other income and expense:
 Interest expense                               (47,722)           (9,385)
 Gain on sale of assets                         535,255                 -
 Realized gain on investments sold              713,558           219,589
 Writedown of restricted security               (40,000)                -
 Other income                                     9,248                 -
                                            -----------       -----------
Loss before provision for minority
 interest in undistributed loss
 of subsidiaries                               (140,523)       (4,362,283)

Minority interest in undistributed
 loss of subsidiaries                               615            76,504
                                            -----------       -----------
Net loss                                    $  (139,908)      $(4,285,779)
                                            ===========       ===========

Loss per share:
 Basic loss per share                       $      0.02       $     (0.90)
                                            ===========       ===========
 Diluted loss per share                     $      0.02       $     (0.90)
                                            ===========       ===========

Weighted average common shares outstanding:
 Basic loss per share                         5,882,821         4,780,581
                                            ===========       ===========
 Diluted loss per share                       5,882,821         4,780,581
                                            ===========       ===========













See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                             For the three months ended
                                             March 31,         March 31,
                                               2000              1999
                                            -----------       -----------
Operating activities

Net loss                                    $  (139,908)      $(4,285,779)
Adjustments to reconcile net loss to
 net cash flows from operating activities:
  Depreciation and amortization                  28,848            28,238
  Changes in minority interests in
   subsidiaries                                    (615)           65,848
  Gain on sale of assets                       (535,255)                -
  Realized gain on investments sold            (713,558)         (219,589)
  Reduction of note payable in exchange
   for services                                  (6,018)                -
  Stock based employee compensation                   -         1,785,900
  Stock based payments for services and
   technology                                   282,500            98,250
  Interest income from accretion of note
   receivable                                    (8,424)                -
  Writedown of restricted security               40,000                 -
  Changes in operating assets and liabilities:
   Accounts receivable                           27,498           (75,065)
   Other assets                                  (8,412)          (31,135)
   Accounts payable and accrued liabilities    (126,729)           89,421
   Accrued personnel costs                      250,270            46,904
   Income taxes payable                               -               800
                                            -----------       -----------
Net cash flows from operating activities       (909,803)       (2,496,207)

Investing activities

Additions to property and equipment                (610)          (52,063)
Changes in marketable securities              1,200,891           913,064
Changes in restricted securities                      -                 -
Repayments of notes and loans receivable              -           308,810
                                            -----------       -----------
Net cash flows from investing activities      1,200,281         1,169,811

Financing activities

Repayments of capital lease obligations         (18,979)           (2,498)
Repayments of notes payable                    (233,516)         (191,111)
Net proceeds from issuance of common stock
 of Mariah                                            -           760,000
Net proceeds from issuance of common
 stock by CTG                                    25,000           750,764
Net proceeds from issuance of preferred
 stock and warrants                                   -         1,007,913
                                            -----------       -----------
Net cash flows from financing activities       (227,495)        2,325,068
                                            -----------       -----------
Increase in cash                                 62,983           998,672
Cash at beginning of period                      12,873            18,796
                                            -----------       -----------
Cash at end of period                       $    75,856       $ 1,017,468
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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


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


On February 23, 2000, SSP sold a newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") in exchange for a note receivable totaling $200,000 and 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. Under the sale agreement, in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the newsletter. Accordingly, the transaction has been recorded as a current and long-term note receivable due from Marketbyte totaling $558,320 in the accompanying balance sheet at March 31, 2000. The difference between the recorded value at March 31, 2000 and the face value of $750,000 is due to discounting future cash flows under the note at 15%. The Company recorded a gain from the sale of the newsletter less the related assets sold totaling $535,255 in the accompanying statement of operations for the three months ended March 31, 2000.

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


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

RESULTS OF OPERATIONS - FIRST QUARTER OF 2000 COMPARED TO FIRST QUARTER OF
1999

Revenues


The Company's revenues from technology consulting, user fees and marketing services during the first quarter of 2000 declined $113,446 or 51.9% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's Envoy Mail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.


Operating expenses


Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $3,375,071 or 70.4% from the prior year's level. Included in operating expenses in the quarter ended March 31, 1999 were charges totaling $2,431,400 related to the issuance of common stock and warrants to employees and to outsiders. In 2000 the Company recognized charges to operations totaling $382,500 for the purchase of in-process technology with $100,000 cash and 250,000 shares of common stock. The rest of the difference between 2000 and 1999 related to substantial costs incurred in connection with some of the Company's software and databases being developed in 1999.


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


Interest expense increased $38,337 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

The gain on sale of $535,255 during 2000 was the discounted amount recorded from the sale of the OTCjournal.com newsletter in exchange for minimum proceeds from royalties and notes receivable totaling $750,000 through June 2002. See discussion of the transaction below under liquidity and capital resources.


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


At March 31, 2000, the Company had cash and a net working capital deficit of $75,856 and $414,785, respectively. On a going forward basis, the Company continues to maintain several holdings of restricted and marketable securities. It is impossible however to ascertain the actual value that will be eventually realized by the Company when these securities are sold. Management believes that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.


RISKS AND UNCERTAINTIES


The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized and unrealized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would not have been profitable. Also, because we expect our operating expenses to increase in the future, we may not be profitable again. We have an accumulated deficit of $7,426,509 at March 31, 2000. We incurred net losses of $5,767,253 and $666,894 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the three and six months ended June 30, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from our Envoy Mail product and/or our community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:


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


     None.


(b) Reports on Form 8-K

The following current reports on Form 8-K were filed during the quarter following our 10-KSB dated December 31, 1999.

    (1) On February 14, 2000, 1st Net Technologies, Inc. filed a report on Form 8-K relating to a technology purchase agreement between the Company and Spirit 32 Development Corporation.

    (2) On April 14, 2000, 1st Net Technologies, Inc. filed a report on Form 8-K relating to resignation of the Company's former independent auditors Corbin and Wertz.

    (3) On April 17, 2000, 1st Net Technologies, Inc. filed a report on Form 8-K relating to appointment of the Company's new independent auditors Argy and Company.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 1ST NET TECHNOLOGIES, INC.



Dated: January 30, 2001           By: /s/ James H. Watson, Jr.
                                     James H. Watson, Jr., Principal Executive
                                     Officer and Principal Accounting Officer
                                     of the Registrant