Form 10QSB/A
period 2000-03-31
1ST NET TECHNOLOGIES INC
filed 2001-01-30
CIK 1062273

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
                                                               -----------
ASSETS

Current assets:
 Cash                                                          $ 2,992,837
 Accounts receivable, net of allowance for
  doubtful accounts                                                 25,210
  Marketable securities                                            169,966
  Current portion of note receivable from Marketbyte, L.L.C.        89,874
  Other current assets                                              37,463
                                                               -----------
     Total current assets                                        3,315,350

Investment in LaForza Automobiles, Inc.                             60,000
Investment in Last Mile Communication Corporation                  220,000
Note receivable from Marketbyte, L.L.C.                            489,717

Property and equipment, at cost net of accumulated
  depreciation                                                     348,991

Other assets                                                        11,742
                                                               -----------
                                                               $ 4,445,800
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                      $   519,773
 Notes payable                                                      55,090
 Notes payable and amounts due to related parties                   67,456
 Current portion of capital lease obligations                       72,496
 Accrued personnel costs                                           565,270
 Income taxes payable                                                4,000
                                                               -----------
     Total current liabilities                                   1,284,085

Long term portion of capital lease obligations                     219,103
                                                               -----------
     Total liabilities                                           1,503,188

Commitments and contingencies

Minority interests in subsidiaries                                 960,920

Stockholders' equity:
 Preferred stock                                                         -
 Common stock                                                        6,004
 Common stock warrants                                             260,283
 Additional paid in capital                                      9,075,558
 Accumulated deficit                                            (7,528,474)
 Accumulated other comprehensive income                            168,321
                                                               -----------
     Total stockholders' equity                                  1,981,692
                                                               -----------
                                                               $ 4,445,800
                                                               ===========
See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                             For the three months ended          For the six months ended
                                              June 30,         June 30,          June 30,        June 30,
                                               2000              1999              2000            1999
                                            -----------       -----------      -----------     -----------
Revenues:
 Technology consulting, user fees and
  marketing services                        $    48,093       $   809,682      $   153,343     $ 1,028,378
Operating expenses                            1,145,999         2,209,089        2,562,111       7,000,272
                                            -----------       -----------      -----------     -----------
Loss from operations                         (1,097,906)       (1,399,407)      (2,408,768)     (5,971,894)

Other income and expense:
 Realized gain on investments sold              441,264           179,734        1,154,822         399,323
 Writedown of restricted security                     -                 -          (40,000)              -
 Interest expense                                (5,597)           (1,274)         (53,319)        (10,659)
 Gain on sale of assets                               -                 -          535,255               -
 Other income                                    44,414                 -           53,662               -
                                            -----------       -----------      -----------     -----------
Loss before provision for income taxes
 and minority interest in loss of
 subsidiaries                                  (617,825)       (1,220,947)       (758,348)      (5,583,230)

Provision for income taxes                        5,902               800           5,902              800
                                            -----------       -----------      -----------     -----------
Loss before provision for minority
 interest in undistributed loss of
 subsidiaries                                  (623,727)       (1,221,747)        (764,250)     (5,584,030)

Minority interest in undistributed
 loss of subsidiaries                           521,762            48,144          522,377         124,648
                                            -----------       -----------      -----------     -----------
Net Loss                                    $  (101,965)      $(1,173,603)     $  (241,873)    $(5,459,382)
                                            ===========       ===========      ===========     ===========
Loss per share:
 Basic and diluted                          $     (0.02)      $     (0.20)     $     (0.04)    $     (1.04)
                                            ===========       ===========      ===========     ===========

Weighted average common shares outstanding:
 Basic and diluted                            6,003,700         5,753,700        5,943,260       5,269,829
                                            ===========       ===========      ===========     ===========














See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                             For the three months ended          For the six months ended
                                              June 30,         June 30,          June 30,        June 30,
                                               2000              1999              2000            1999
                                            -----------       -----------      -----------     -----------
Operating activities

Net loss                                    $  (101,965)      $(1,173,603)     $  (241,873)    $(5,459,382)
Adjustments to reconcile net loss
 to net cash flows from operating
 activities:
  Depreciation and amortization                  28,697            28,697           57,545          56,935
  Changes in minority interests in
   subsidiaries                                (521,762)          (39,546)        (522,377)         26,302
  Gain on sale of assets                              -                 -         (535,255)              -
  Realized gain on investments sold            (441,264)         (179,734)      (1,154,822)       (399,323)
  Writedown of restricted security                    -                 -           40,000               -
  Reduction of note payable in exchange
   for services                                  (6,892)                -          (12,910)              -
  Stock based employee compensation                   -                 -                -       1,785,900
  Stock based payments for services and
   technology                                         -                 -          282,500          98,250
  Interest income from accretion of
   note receivable                              (21,271)                -          (29,695)              -
  Changes in operating assets and liabilities:
   Accounts receivable                           14,790           (40,000)          42,288        (115,065)
   Other assets                                 (28,551)          (28,608)         (36,963)        (59,743)
   Accounts payable and accrued liabilities      (9,289)          385,801         (136,018)        475,222
   Accrued personnel costs                       29,348             3,866          279,618          50,770
   Deferred revenues                                  -              (800)               -               -
   Income taxes payable                           1,600             3,200            1,600           3,200
                                            -----------       -----------      -----------     -----------
Net cash flows from operating activities     (1,056,559)       (1,040,727)      (1,966,362)     (3,536,934)

Investing activities

Additions to property and equipment              (9,541)         (103,578)         (10,151)       (155,641)
Changes in marketable securities                481,588           851,031        1,682,479       1,764,095
Repayments of notes and loans receivable              -            22,072                -         330,882
                                            -----------       -----------      -----------     -----------
Net cash flows from investing activities        432,047           769,525        1,632,328       1,939,336

Financing activities

Repayments of capital lease obligations         (17,032)           (2,381)         (36,011)         (4,879)
Repayments of notes payable                     (35,000)          (28,158)        (268,516)       (219,269)
Net proceeds from issuance of common stock
 of Mariah                                            -                 -                -         760,000
Net proceeds from issuance of common
 stock by CTG                                         -                 -           25,000         750,764
Net proceeds from issuance of CTG preferred
 stock and warrants                           3,593,525                 -        3,593,525               -
Net proceeds from issuance of preferred
 stock and warrants                                   -                 -                -       1,007,913
                                            -----------       -----------      -----------     -----------
Net cash flows from financing activities      3,541,493           (30,539)       3,313,998       2,294,529
                                            -----------       -----------      -----------     -----------
Increase in cash                              2,916,981          (301,741)       2,979,964         696,931
                                            -----------       -----------      -----------     -----------
Cash at beginning of period                      75,856         1,017,468           12,873          18,796
                                            -----------       -----------      -----------     -----------
Cash at end of period                       $ 2,992,837       $   715,727      $ 2,992,837     $   715,727
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

3.  Earnings per share


Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents totaling 336,200 and 311,200 were antidilutive for the three and six months ended June 30, 2000 and June 30, 1999, respectively.

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

1st NET TECHNOLOGIES, INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


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


On February 23, 2000, SSP sold a newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") in exchange for a note receivable totaling $200,000 and 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. Under the sale agreement, in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the newsletter. Accordingly, the transaction has been recorded as a current and long-term note receivable due from Marketbyte totaling $579,591 in the accompanying balance sheet at June 30, 2000. The difference between the recorded value at June 30, 2000 and the face value of $750,000 is due to discounting future cash flows under the note at 15%. The Company recorded a gain from the sale of the newsletter less the related assets sold totaling $535,255 for the three months ended March 31, 2000.


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

1st NET TECHNOLOGIES, INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF
1999

Revenues


The Company's revenues from technology consulting, user fees and marketing services during the second quarter of 2000 declined $761,589 or 94.1% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's Envoy Mail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $1,063,090 or 48.1% from the prior year's level. Significant reductions in the levels of expenses for both SSP and 1st Net were offset by increases in the total expenses of CTG in comparison to 1999 (CTG was acquired by the Company May 1, 1999).

Other income and expense

The gains realized by the Company in connection with investments sold in both 2000 and 1999 were due to the sales of the Company's stocks received previously in lieu of cash revenue and held for sale. The sales were made in order to fund shortfalls in other areas of the Company's operations.

Interest expense totaled $5,597 in 2000. Other income totaling $44,414 was primarily the result of interest accreted on the Marketbyte note of 21,271 and interest income earned on new investment funding raised in May 2000 by CTG.

RESULTS OF OPERATIONS   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS
ENDED JUNE 30, 1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the six months ended June 30, 2000 declined $875,035 or 85.1% from the same period during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from lines of business that generated significant revenues in the past. The Company's new major focus for future revenue growth has not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $4,438,161 or 63.4% from the prior year's level. Included in operating expenses in the six months ended June 30, 1999 were charges totaling $2,431,400 related to the issuance of common stock and warrants to employees and to an outsider. In 2000 the Company recognized charges to operations totaling $382,500 for the purchase of in-process technology with $100,000 cash and 250,000 shares of common stock. The rest of the difference between 2000 and 1999 related to substantial costs incurred in connection with some of the Company's software being developed in 1999. These decreases also included decreases in the operating costs of 1st Net. These decreases were offset by increases due to the inclusion of the expenses of CTG during the six months ended June 30, 2000. The Company did not acquire CTG until the second quarter of 1999.

Other income and expense

The gain realized by the Company in connection with investments sold in 2000 totaling $1,154,822 was due to the sales of the Company's stocks received previously in lieu of cash revenue and held for sale. The sale was made in order to fund shortfalls in other areas of the Company's operations. During 1999, the Company recognized gains totaling $399,323 primarily from the sale of two of its major stock holdings.

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

Interest expense increased $42,660 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

The gain on sale of $535,255 during 2000 was from the sale of the OTCjournal.com newsletter in exchange for minimum proceeds from royalties and notes receivable totaling $750,000 through June 2002.


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


At June 30, 2000, the Company had cash and net working capital of $2,992,837 and $2,031,265, respectively. CTG's portion of this cash totaled $2,785,550 at June 30, 2000 and 1st Net owns 59.8% of the outstanding common stock of CTG as of June 30, 2000.


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

RISKS AND UNCERTAINTIES


The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would have suffered a significantly greater loss than the $241,873 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We have an accumulated deficit of $7,528,474 at June 30, 2000. We incurred net losses of $5,767,253 and $666,894 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's Envoy Mail product and/or CTG's community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:


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

                                    1ST NET TECHNOLOGIES, INC.




Dated: January 30, 2001             By: /s/ James H. Watsons, Jr.
                                    James H. Watson, Jr., Principal Executive
                                    Officer and Principal Accounting Officer
                                    of the Registrant