Form 10QSB/A
period 2000-03-31
1ST NET TECHNOLOGIES INC
filed 2001-01-30
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                            FORM 10-QSB/Amendment 1


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED BALANCE SHEETS
UNAUDITED
                                                              September 30,
                                                                  2000
ASSETS                                                        -------------

Current assets:
   Cash                                                       $  1,690,176
   Accounts receivable, net of allowance for
     doubtful accounts                                              28,349
   Marketable securities                                            59,406
   Current portion of notes receivable                              93,336
   Other current assets                                             18,907
                                                              ------------
   Total current assets                                          1,890,174

Investment in LaForza Automobiles, Inc.                             60,000
Investment in Last Mile Communication Corporation                  220,000
Notes receivable                                                   523,583

Property and equipment, at cost net of accumulated
   depreciation                                                    357,734

Other assets                                                        19,342
                                                              ------------
                                                              $  3,070,833
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                   $    567,240
   Notes payable                                                    50,000
   Notes payable and amounts due to related parties                 19,800
   Current portion of capital lease obligations                     70,585
   Accrued personnel costs                                         387,560
   Deferred revenues                                                48,750
   Income taxes payable                                              4,000
                                                              ------------
   Total current liabilities                                     1,147,935

Long term portion of capital lease obligations                     201,785
                                                              ------------
   Total liabilities                                             1,349,720

Commitments and contingencies

Minority interests in subsidiaries                                 572,010

Stockholders' equity:
   Preferred stock                                                       -
   Common stock                                                      6,063
   Common stock warrants                                           260,283
   Additional paid in capital                                    9,125,499
   Accumulated deficit                                          (8,298,498)
   Accumulated other comprehensive income                           55,756
                                                              ------------
   Total stockholders' equity                                    1,149,103
                                                              ------------
                                                              $  3,070,833
                                                              ============
See accompanying notes.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                     For the threee months ended    For the nine months ended
                                                     September 30,  September 30,  September 30,  September 30,
                                                        2000           1999           2000           1999
                                                    -------------  -------------  -------------  -------------

Revenues:
  Technology consulting, user fees and
    marketing services                               $    64,886    $   212,755    $   218,229    $ 1,241,133

Operating expenses                                     1,413,782      1,461,718      3,975,893      8,461,990

---------------------------------------------------------------------------------------------------------------

Loss from operations                                  (1,348,896)    (1,248,963)    (3,757,664)    (7,220,857)

Other income and expense:

  Realized gain on investments sold                       54,285        244,227      1,209,107        643,550
  Writedown of restricted security                             -              -        (40,000)             -
  Interest expense                                       (11,217)        (4,299)       (64,536)       (14,958)
  Gain on sale of assets                                 100,000              -        635,255              -
  Other income                                            46,894              -        100,556              -

---------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes and minority
  interest in loss of subsidiaries                    (1,158,934)    (1,009,035)    (1,917,282)    (6,592,265)

Provision for income taxes                                     -              -          5,902            800

---------------------------------------------------------------------------------------------------------------

Loss before provision for minority interest
  in undistributed loss of subsidiaries               (1,158,934)    (1,009,035)    (1,923,184)    (6,593,065)

Minority interest in undistributed loss of
  subsidiaries                                           388,910         32,400        911,287        157,048

---------------------------------------------------------------------------------------------------------------

Net loss                                            $   (770,024)   $  (976,635)   $(1,011,897)   $(6,436,017)

===============================================================================================================

Loss per share:
  Basic and diluted                                 $      (0.13)   $     (0.17)   $     (0.17)   $     (1.18)

Weighted average common shares outstanding:
  Basic and diluted                                    6,010,069      5,753,700      5,987,545      5,432,891

===============================================================================================================



See accompanying notes.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                      For the three months ended     For the nine months ended
                                                     September 30,  September 30,  September 30,  September 30,
                                                        2000           1999           2000           1999
                                                     -------------  -------------  -------------  -------------
Operating activities
Net loss                                             $  (770,024)   $  (976,635)   $(1,011,897)   $(6,436,017)
Adjustments to reconcile net loss to net cash
flows from operating activities:
  Depreciation and amortization                           32,286         28,503         89,831         85,438
  Changes in minority interests in subsidiaries         (388,910)       (32,400)      (911,287)        (6,098)
  Gain on sale of assets                                (100,000)             -       (635,255)            -
  Realized gain on investments sold                      (54,285)      (244,227)    (1,209,107)      (643,550)
  Writedown of restricted security                             -              -         40,000              -
  Reduction of note payable in exchange for services      (5,090)             -        (18,000)             -
  Stock based employee compensation                            -              -              -      1,785,900
  Stock based payments for services and technology             -              -        282,500         98,250
  Interest income from accretion of note receivable      (22,328)             -        (52,023)             -
  Changes in operating assets and liabilities:
    Accounts receivable                                   (3,139)        53,222         39,149        (61,843)
    Other assets                                          10,956       (111,289)       (26,007)      (171,032)
    Accounts payable and accrued liabilities              47,467        616,684        (88,551)     1,091,906
    Accrued personnel costs                             (127,710)        64,013        151,908        114,783
    Deferred revenues                                     48,750              -         48,750              -
    Income taxes payable                                       -            800          1,600          4,000

---------------------------------------------------------------------------------------------------------------

Net cash flows from operating activities              (1,332,027)      (601,329)    (3,298,389)    (4,138,263)

Investing activities
Additions to property and equipment                      (41,029)       (74,348)       (51,180)      (229,989)
Changes in marketable securities                          52,280        (13,681)     1,694,759      1,750,414
Repayments of notes and loans receivable                  85,000              -         85,000        330,882

---------------------------------------------------------------------------------------------------------------

Net cash flows from investing activities                  96,251        (88,029)     1,728,579      1,851,307

Financing activities
Repayments of capital lease obligations                  (19,229)       (18,617)       (55,240)       (23,496)
Repayments of notes payable                              (47,656)             -       (316,172)      (219,269)
Net proceeds from issuance of common stock of Mariah           -              -              -        760,000
Net proceeds from issuance of common stock by CTG              -              -         25,000        750,764
Net proceeds from issuance of CTG preferred stock
 and warrants                                                  -              -      3,593,525              -
Net proceeds from issuance of preferred stock and
 warrants                                                      -              -              -      1,007,913

---------------------------------------------------------------------------------------------------------------

Net cash flows from financing activities                 (66,885)       (18,617)     3,247,113      2,275,912

---------------------------------------------------------------------------------------------------------------

Increase in cash                                      (1,302,661)      (707,975)     1,677,303        (11,044)

Cash at beginning of period                            2,992,837        715,727         12,873         18,796

---------------------------------------------------------------------------------------------------------------

Cash at end of period                                $ 1,690,176    $     7,752    $ 1,690,176    $     7,752

===============================================================================================================


                                               5
See accompanying notes.

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


On February 23, 2000, SSP sold a newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") in exchange for a note receivable totaling $200,000 and 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. Under the sale agreement, in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


$750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the newsletter. Accordingly, the transaction has been recorded as a current and long-term note receivable due from Marketbyte totaling $601,919, and is included in the accompanying balance sheet at September 30, 2000. The difference between the recorded value at September 30, 2000 and the face value of $750,000 is due to discounting future cash flows under the note at 15%. The Company recorded a gain from the sale of the newsletter less the related assets sold totaling $535,255 for the three months ended March 31, 2000.

In July 2000, SSP agreed to sell its SmallCapDigest.com and InvestmentOpportunity.com Internet newsletters, including their Web sites, opt-in databases, and URL's, to Millennium Financial Publishing, LLC ("Millennium"), an unrelated business. The Company is scheduled to receive consideration totaling $1,500,000 as follows: 1) $100,000 was paid to SSP at signing; 2) monthly installments ranging from $15,000 to $20,000 through December 1, 2001 totaling $325,000; 3) $325,000 due on or before January 1, 2002; 4) 25% of all stock consideration paid to the buyer by its client companies until the total stock consideration totals $750,000; and 5) cash totaling up to $750,000 to the extent the stock consideration does not have a total value (as defined) equal to $750,000. The Company realized a gain from the sale of the newsletters totaling $100,000 in the third quarter that represented the cash received to date. The Company will recognize additional gains from the sale of the newsletters as the proceeds are received on the notes receivable from the buyer. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to uncertainties in connection with the receipt of future payments from the buyer. Currently, the Company and Millennium are disputing the payment terms of the transaction and there exists a substantial risk that the two parties will not be able to come to a mutual agreement concerning the ultimate consideration for the newsletters.


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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


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


RESULTS OF OPERATIONS - THIRD QUARTER OF 2000 COMPARED TO THIRD QUARTER OF
1999

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the third quarter of 2000 declined $147,869 or 69.5% from the same quarter during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from online corporate awareness programs for publicly traded companies, a line of business that generated significant revenues in the past. The Company's new major focus for future revenue growth includes 1st Net's EnvoyMail and CTG's community based web browsers. These products have not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $47,936 or 3.3% from the prior year's level. Significant reductions in the levels of expenses for both SSP and 1st Net were offset by increases in the total expenses of CTG in comparison to 1999 (CTG was acquired by the Company May 1, 1999).

Other income and expense

The gains realized by the Company in connection with investments sold in both 2000 and 1999 were due to the sales of securities received previously in lieu of cash revenue and held for sale. Gains from sales of investments totaled $54,285 in 2000 compared to $244,227 in 1999. The sales were made in order to fund shortfalls in other areas of the Company's operations.

Interest expense totaled $11,217 in 2000 compared to $4,299 in 1999. The interest expense arose primarily in connection with capital lease equipment financing.


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

Other income totaling $46,894 was primarily the result of interest income accreted on the note receivable from Marketbyte and interest income earned on new investment funding raised in May 2000 by CTG.


RESULTS OF OPERATIONS   NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 1999

Revenues


The Company's revenues from technology consulting, user fees and marketing services during the nine months ended September 30, 2000 declined $1,022,904 or 82.4% from the same period during the prior year. The decrease in revenues is consistent with the Company's previously announced plan to refocus its business away from lines of business that generated significant revenues in the past. The Company's new major focus for future revenue growth has not yet generated sufficient revenues to offset the declines from the discontinued business focus of prior years.

Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $4,486,097 or 53.0% from the prior year's level. Included in operating expenses in the nine months ended September 30, 1999 were charges totaling $2,431,400 related to the issuance of common stock and warrants to employees and to an outsider. In 2000 the Company recognized charges to operations totaling $382,500 for the purchase of in-process technology with $100,000 cash and 250,000 shares of common stock. The rest of the difference between 2000 and 1999 related to substantial costs incurred in connection with some of the Company's software being developed in 1999. These decreases also included decreases in the operating costs of 1st Net. These decreases were partially offset by increases due to the inclusion of the expenses of CTG during the nine months ended September 30, 2000. The Company did not acquire CTG until the second quarter of 1999.

Other income and expense

The gain realized by the Company in connection with investments sold in 2000 totaling $1,209,107 was due to the sales of securities received previously in lieu of cash revenue and held for sale. The sales were made in order to fund shortfalls in other areas of the Company's operations. During 1999, the Company recognized gains totaling $643,550 from the sale of its stock holdings.

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

Interest expense increased $49,578 in 2000 from the same period in 1999. The increase was due primarily to interest paid totaling $35,000 on borrowings outstanding to EI during 2000.

The gain on sale of $635,255 during 2000 was from the sale of the Company's newsletters to outside parties.


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


In July 2000 SSP sold its remaining (2) newsletters SmallCapDigest.com and InvestmentOpportunity.com to an unrelated third party. Consideration for the newsletter was to be: 1) cash totaling $100,000 paid in August 2000; 2) a $650,000 note receivable payable in monthly installments ranging from $15,000 to $20,000 through December 2001 with a $325,000 balloon payment due January 2002; and 3) $750,000 payable in stocks received in connection with the operation of the newsletter. The parties are currently in dispute over payment terms in connection with the consideration for the newsletters.


In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase common stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $114,570 from the sale of 42,356 shares of CTG during January 2000.


At September 30, 2000, the Company had cash and net working capital of $1,690,176 and $742,239, respectively. CTG's portion of this cash totaled $1,625,637 at June 30, 2000 and 1st Net owns 59.8% of the outstanding common stock of CTG as of September 30, 2000.


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

RISKS AND UNCERTAINTIES


The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline further, and you may lose all or part of your investment. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during 2000, we would have suffered a significantly greater loss than the $1,011,897 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We have an accumulated deficit of $8,298,498 at September 30, 2000. We incurred net losses of $5,767,253 and $666,894 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's EnvoyMail product and/or CTG's community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:


*  expand our selling and marketing activities;
* increase our development efforts to upgrade existing and develop new product and technologies;
*  upgrade our operational and financial systems, procedures and controls; and
*  hire additional necessary personnel.

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

In the past, equity securities held by the Company amounted to more than 40% of our total assets. Accordingly, it was possible that could be deemed to be an "Investment Company" and required to register under the Investment Company Act of 1940 (the "Act"). We view this situation to be an anomaly, however, and we do not intend to be engaged in the business of investing, reinvesting owning, holding or trading in securities. We intend to rectify this situation within the next twelve months so that the amount of our equity securities will not exceed 40% of our assets. In the event that we are unsuccessful (or in the event that this situation occurs more than once in any three year period), it is likely that we would be forced to register under the Act which would significantly increase out regulatory burdens and professional fees.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c) On September 21, 2000, the Company issued 58,592 unregistered shares of its common stock to employees in connection with services rendered during the year ended December 31, 1999. The exemption claimed for this transaction is
Section 4 (2) under the Securities Act of 1933 in that the offering was limited to employees under a compensatory arrangement.

(d)  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2000

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