Form 10KSB/A
period 1999-12-31
1ST NET TECHNOLOGIES INC
filed 2001-03-14
CIK 1062273

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20594

                                FORM 10-KSB/A

                               AMENDMENT NO. 2

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

                              TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
COVER PAGE


TABLE OF CONTENTS                                                         2


PART I

  ITEM 1.  DESCRIPTION OF BUSINESS                                        3

  ITEM 2.  DESCRIPTION OF PROPERTY                                       12

  ITEM 3.  LEGAL PROCEEDINGS                                             13

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13


PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS                                            14

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 14

  ITEM 7.  FINANCIAL STATEMENTS                                          22

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                 22


PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    23

  ITEM 10. EXECUTIVE COMPENSATION                                        25

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                27

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                27

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                              29

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


     We have three subsidiaries, only two of which are currently active:

     In May 1999, we acquired a controlling interest in The Children's Technology Group, Inc. ("CTG") (formerly Tummybusters, Inc.), a Nevada corporation (for the details of this transaction, please see footnote 3 of our Financial Statements which is located on page F-16 of this document). The business model of CTG is to build a safe and enjoyable Internet community for children on-line. Prior to its acquisition by 1st Net, James R. Watson, Jr. and Gregory D. Writer, Jr. served as members of the boards of directors of both CTG and 1st Net.

     In August 1998, we acquired a controlling interest in Mariah Communications, Inc. ("Mariah"), a Colorado corporation(for the details of this transaction, please see footnote 3 of our Financial Statements which is located on page F-16 of this document). In connection with this transaction, Mariah obtained all of our rights to certain internet protocol (IP) telephony technology. Since that time, Mariah has attempted to develop this technology into a commercially viable internet protocol switch capable of allowing a user to make a voice telephone call from a personal computer so that Mariah could introduce this product into the marketplace. This product has not yet been successfully developed.

     In 1999, Mariah made a cash investment of $220,000 in Last Mile Communications, Inc. ("Last Mile"). This investment has since been converted into 400,000 shares of Last Mile common stock, which represents less than 5% of Last Mile's currently issued and outstanding shares. Last Mile is an unaffiliated privately-held company that is engaged in the wireless Internet access business, whose CEO, David Santa Maria, is the former CEO of Mariah. The remaining assets of Mariah consist mainly of Last Mile's common stock acquired in this transaction. Prior to its acquisition by 1st Net, James H. Watson, Jr. and Gregory D. Writer, Jr. served as members of the boards of directors of both Mariah and 1st Net.

     In January 1999, we acquired a 100% interest in SSP Management Corp., a Colorado corporation ("SSP"), from a private company that is considered a related party. SSP was wholly owned by Entrepreneur Investments, LLC ("EI") whose sole shareholder, James H. Watson, Jr., was a member of 1st Net's Board of Directors (for the details of this transaction, please see footnote 3 of our Financial Statements which is located on page F-16 of this document). Through our acquisition of that company, we built several investment-oriented Internet Web sites and on-line newsletter publications. In December 1999, we made a strategic decision that EnvoyMail would be a better long term business focus for us and we decided to divest ourselves of the SSP types of clients and services and, where applicable, to sell our information-based assets to companies whose long-term business objective is to participate in that business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and August 2000 and this subsidiary is no longer active.


OUR COMPANY

     We provide E-business products and services that enable businesses to develop and maintain an effective Web presence and to communicate effectively on the Internet . We have also developed an Email administration and database management software product called "EnvoyMail." Through our subsidiary CTG, we are continuing to develop and deploy a range of Internet products, including private label community Web browsers (Web browsers that appear to users as though they are owned and operated by our customers).


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

E-MAIL SERVICES AND SOFTWARE

     While a large number of companies and organizations have Web sites, they often lack the underlying sophisticated database systems to capture the names of visitors and then sort them by select criteria for ongoing marketing and sales efforts. In 1999, we began development of a new software product called EnvoyMail Version 1.0, which is a full-featured, Web-based E-mailing and database management system. The term "full-featured" refers to the functionality and flexibility of the EnvoyMail product. We believe that EnvoyMail is different from traditional list serve mail systems. With traditional systems, the client has little flexibility to adjust the areas of demographic content it can capture from its user (e.g., age, city, zip code, etc.) without substantial time and expense. With EnvoyMail, we designed it to be more flexible and thus more full-featured for customers so that they can adjust and more custom fit the product to their specific need and situation.

     EnvoyMail offers our customers valuable Web-based E-mail information management tools. EnvoyMail allows subscribers to not only capture and manage a database of E-mail visitors to their Web site, but also to communicate effectively with that database. We charge our customers on a three-tiered level based upon the number of members in their database and upon the number of emails sent through our system.

     We began commercially deploying the EnvoyMail service at the end of the first quarter of 2000. We currently have 11 paying customers who have signed up to use the service at a current average charge of approximately $340 per customer per month, for a current aggregate of approximately $3,700 per month. Since the payment model we employ is "pay as-you-use," the amount that we charge to our customers each month depends upon the level of service each customer purchases. We currently estimate that it will require gross income of approximately $50,000 per month for us to reach a point where our revenues will exceed the expenses incurred by us to offer this service. Accordingly, our sales staff has submitted proposals to several much larger potential users of our service who, given their current usage levels in the email marketing area, would bill out at levels of approximately $5,000 to $10,000 or more per month. There can be no assurance that any of these proposals will be accepted or that this service will ever be profitable. We anticipate that future ongoing development revisions will be financed through revenues derived from the sale of the service and through normal operating capital available us.


COMMUNITY-BASED WEB BROWSERS

     In association with our majority-owned subsidiary CTG, Crayon Crawler helps to protect children in today's computing environment, and provides a conduit for education, entertainment, and exploration of the Internet without the worries associated with unsupervised browsing. Crayon Crawler generates revenues for us through the sale of sponsorships, receipt of subscription fees and through revenue sharing of income from e-commerce transactions generated through the electronic community. Specific features include the following:

     * Browser and Database. Crayon Crawler provides access only to Web sites that have been pre-approved to be on our "Include List" of sites. Crayon Crawler will not allow a child to access a Web address that has not been pre-approved by the community or his/her parent/guardian.

     * Sound And Speech Capabilities. Microsoft's Agent(TM) technologies provide the user with animated characters that are text-to-speech enabled. This allows Crayon Crawler's Agent characters to talk with dynamic responses. For example, characters can speak to a child or read a child his or her E-mail. Additionally, Crayon Crawler is RealAudio and MediaPlayer enabled for streaming video and audio.

     * Instant Messaging and Who's Online. Crayon Crawler automatically logs children who are members of the community into the closed-community servers. This allows children to find out if any of their friends are online and to communicate with them by sending messages. This system also allows the community system administrators the ability to track the activities of members and keep out potential intruders.

     * Chat Client. Crayon Crawler provides closed chat rooms for its community members. It allows children to find out who else is presently online with them in an environment that is closed to the Internet at large. Our intention is to enable monitoring of the closed community in order to create a safe environment for children. In this way, children can communicate with other community members without parents having to worry about who or what their child will encounter.

     * email. Crayon Crawler will provide a closed E-mail system for children so that "spam," pornographic banners, links, and unwanted email cannot be sent to, or by, a child.

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

     In December 1999, we made a strategic decision to divest ourselves of the types of clients serviced by SSP and, where applicable, sell our information-based assets to companies whose long-term business objective is to participate in the investor information business. Accordingly, in February we sold one newsletter called "otc journal.com" and its database to an unaffiliated party in exchange for a promissory note in the principal amount of approximately

$750,000. In August, our two remaining newsletters and their respective databases were sold to a different unaffiliated party for an aggregate of $115,000 in cash and promissory notes for the remainder of the approximately $1.5 million aggregate purchase price. As the result of these transactions, SSP no longer owns any newsletters.


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

MARKETING ACTIVITIES

     Since our inception, we have invested in a broad range of marketing activities to generate demand, gain corporate brand identity, establish corporate and subsidiary Web sites and educate the market about our products and services. These activities have included advertising (print, radio and online), direct marketing via email, sponsoring seminars for potential clients, participating in trade shows and conferences, and providing product and service information through our Web sites. Our marketing programs are aimed at informing our clients and customers of the capabilities and benefits of our products and services, increasing brand awareness, stimulating demand across market segments and encouraging other companies to enter into co-marketing and distribution arrangements with us.

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

     As part of the January 14, 2000 Agreement, the Company agreed to acquire all of Spirit 32's rights, title and interest in the Mariah internet protocol telecomputing project, the Mindwalker Series Browsers, the Crayon Crawler Browser, the Spirit 32 Voice Mailer and all the trade names associated with the names "CrayonCrawler," "Mindwalker" and "Mariah." The sale was closed on February 14, 2000. At closing, the Company delivered 250,000 shares of its restricted Common Stock together with cash in the amount of $100,000 and Spirit 32 transferred all its rights to and interest in the assets listed above.


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

     We have incurred significant development costs in the production of EnvoyMail. Further enhancement of EnvoyMail continues currently.


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

     We believe that Mariah's ability to compete in the Internet telephony industry successfully will depend upon a number of factors, including its ability to develop a commercially viable product; the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the Internet telephony infrastructure; marketing; the timing of introductions of new products and services into the industry; Mariah's ability to support existing and emerging industry standards; Mariah's ability to balance network demand with the fixed expenses associated with network capacity; and industry and general economic trends.

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

     We may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results and financial condition. We also use certain third-party technology, such as Agent(TM) software from Microsoft, and data and content from third parties.
In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software or content infringes any person's proprietary rights. There can be no assurance that the outcome of any litigation between such licensors and a third party or between us and a third party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient, or that we will be able to obtain any additional license on commercially reasonable terms, if at all.

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

ITEM 2.  Description of Property.

     The Company and its subsidiaries presently maintain their executive and administrative offices at 11423 West Bernardo Court, San Diego, California

92127. The space is approximately 8,000 square feet. The space is leased from EI. EI is controlled by James H. Watson, Jr., our Chief Executive Officer, Chairman and a Director of 1st Net and CTG. CTG signed a three year lease from March 1, 2000 to February 28, 2003 at a monthly rate of $7,380, increasing to $8,610 in 2001 and $9,594 in 2002. 1st Net signed a three year lease from March 1, 2000 to February 28, 2003 at a monthly rate of $4,920, increasing to $5,740 in 2001 and $6,395 in 2002.

     Our property and equipment as of December 31, 1999, including equipment under capital leases, consists of the following:

  Office Furniture and Fixtures and Equipment............... $ 243,319
  Computer Equipment and Peripherals........................   152,299
  Tradeshow Displays .......................................    52,001
  Leasehold Improvements....................................    22,954
  Vehicle...................................................    27,219
  Other.....................................................    15,988
                                                              --------
          Total.............................................   513,780

  Less Accumulated Depreciation.............................   (71,249)
                                                              --------
          Net Property and Equipment........................  $442,531
                                                              ========

     The future minimum annual aggregate rental payments required under both capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $255,759
2001........................................................   343,042
2002........................................................   364,245
2003........................................................   189,974
2004........................................................    47,180
                                                            ----------
          Total.............................................$1,200,200
                                                            ==========


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

OVERVIEW

     1st Net derives its revenue from services provided to the Internet and multi-media industries. Also, 1st Net and our majority owned subsidiary CTG have developed certain proprietary technologies that management feels will in the future increase our overall capability to generate revenue and add value for our shareholders. The Company maintains three subsidiary corporations. Our historical financial information contained in this registration statement is that of 1st Net Technologies, Inc. and its subsidiary corporations on a consolidated basis.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

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


     The Company's revenues from technology consulting, user fees and marketing services during the 1999 increased $850,193 or 93.4% from the prior year. The increase was primarily attributable to increases in revenue for SSP of $651,871 or 125% over the 1998 level. CTG contributed revenue of $65,209 in 1999 versus no revenue in 1998. Because the Company made a strategic decision late in 1999 to redirect its efforts away from the business of SSP, revenue levels in 2000 will be significantly lower. Included in revenues in 1999 were stocks received for services totaling $348,798 compared to $328,140 in 1998. The Company recognized related party revenues totaling $501,121 and $173,294 during the years ended December 31, 1999 and 1998, respectively.


     Operating Expenses

     Operating expenses consist of product development, marketing and administrative expenses. Operating expenses that arose from all other sources than the issuance of stock for cash increased $4,334,877 or 261.3% to $5,993,623 from the prior year's level of $1,658,746. Significant items in the total of these types of operating expenses in 1999 included: 1) personnel related costs totaling $2,011,493; 2) outside services and consulting totaling $921,543; 3) professional fees totaling $615,604; 4) losses from disposals of property and equipment totaling $102,480; and 5) expenditures for technology development totaling $730,546.

     Included in the total of operating expenses for 1999 of $8,425,023 were charges related to the issuance or future issuance of stock for employees and outsiders totaling $2,431,400. This compared to similar charges totaling $264,735 in 1998. These charges were the result of issuing shares of Common Stock to employees and outsiders for compensation and services provided to the Company.


     Other Income and Expense

     The bulk of the $919,518 realized gain from the sale of investments came from the sale of two of the Company's investments. This was offset in part by the write-down of the Company's investment in LaForza Automobiles, Inc. ("LaForza") (See ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for more description of LaForza) totaling $162,600 ($137,400 in 1998). Interest expense increased 19.1% in 1999 to $21,719 while other income was up $6,894 to $8,924 for 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through September 30, 2000, we expended significant effort and committed substantial resources toward the continued development of CTG's Crayon Crawler and 1st Net's EnvoyMail product lines. Management believes that these investments will begin showing a return to the Company in the future in the form of increased revenues. However, we are unable to predict with any degree of certainty the future results of our operations, and accordingly, make no assurance as to future cash flows from these products.

     During the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10% of the gross noncash compensation the buyer realizes from the operation of OTCjournal.com through June 2002. In the event that the Company does not realize a minimum of$750,000 from the sale of OTCjournal.com through June 2002, the buyer is required to pay the Company $750,000 less all proceeds previously received in connection with OTCjournal.com. The first two payments in connection with the note receivable of $50,000 are due in January and June 2001.




     In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase Common Stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $114,570 from the sale of 42,356 shares of CTG during January 2000. Management believes that CTG will have to raise $4.5 million in net cash proceeds in the first quarter of 2001 in order to have sufficient capital to advance the business in accordance with its plans through the end of 2001. This funding will allow it to sharply increase its selling and marketing expenditures and expand product development efforts to enhance existing products and add new ones.

     At September 30, 2000, the Company had cash and net working capital of $1,690,176 and $742,239, respectively. CTG's portion of this cash totaled $1,625,637 at September 30, 2000 and 1st Net owned 59.8% of the outstanding common and preferred stock of CTG as of that date. On a going forward basis, 1st Net and its 100% owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. It is impossible however to ascertain the actual value that will be eventually realized by the Company when these securities are sold. Management believes that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.


RISKS AND UNCERTAINTIES


     The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company and our industry. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would have suffered a significantly greater loss than the $1,011,897 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We had an accumulated deficit of $8,298,498 at September 30, 2000. We incurred net losses of $5,767,253 and $666,894 for the years ended December 31, 1999 and 1998, respectively, and will have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's EnvoyMail product and/or CTG's community based Web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

     *  expand our selling and marketing activities;

     * increase our development efforts to upgrade existing and develop new products and technologies;

     * upgrade our operational and financial systems, procedures and controls; and

     *  hire additional necessary personnel.


     Some of the risks and uncertainties in connection with the Company's business include the following:

If we fail to generate revenues or achieve profitability, we will not succeed.

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


We do not know if there is a viable market for our existing products and services.

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


We are much less likely to succeed than a business with an established operating history.

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


Because we don't have an established operating history, we are not sure if our product distribution methods will work.

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


Our competitors may keep us from being successful.

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


In order to be successful we will need to grow, and problems associated with growth may eventually cause us to fail.

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


If we lose our key personnel, it will be very difficult to find any suitable replacements.

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


If we don't adequately protect our technology, it is much less likely that we will be able to succeed.

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


If we have to go to court and litigate for any reason, it will be time consuming and expensive.

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


If we need to obtain or protect licenses for our business, it will be expensive.

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


We are not sure of the scope or the impact on us of all of the laws, rules and regulations that are likely to affect our business in the future.


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

                                 PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Directors and Officers of the Company are as follows:


          Name                Age       Positions and Offices Held
          ----                ---       --------------------------

     James H. Watson, Jr.     38       President, Chairman, Chief Executive
                                         Officer and Director

     Scott B. Baker           32       Senior Vice President Sales and
                                         Marketing and Director

     Scott Quattromani        31       Secretary, Treasurer, Chief
                                         Financial Officer, Chief
                                         Operations Officer and Director
     Steve Weingartner        45       Chief Technology Officer


     There is no family relationship between any Director or Executive Officer of the Company.

     The Company presently has no committees.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

     James H. Watson, Jr., 38, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson is Founder and the General Managing Member of Entrepreneur Investments, LLC
(EI), a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 - 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Currently, Mr. Watson is the Chairman of the Board and CEO of 1st Net Technologies, Inc., as well as a member of the Board of Directors of its subsidiary, CTG. In addition, Mr. Watson currently serves in the capacity of CEO of 1st Net's subsidiary, Mariah Communications, Inc. Mr. Watson serves on the Board of Directors of Nicklebys.com, Inc., an Internet art auction company. Mr. Watson graduated from the University of Tennessee at Chattanooga in 1985 with a B.S. in Political Science.

     Scott B. Baker, 32, is Senior Vice President/Director of Sales and Marketing of 1st Net Technologies, Inc. He is responsible for the strategic direction of the Company's sales and marketing efforts. He has been employed by us since June 19, 2000. Mr. Baker was an original founder of 1st Net Technologies, LLC. before that company was sold to an investor group in 1996. Under his direction, 1st Net {LLC} helped build one of the first Internet shopping malls. He was employed by 1st Net Technologies, LLC from October 1995 to April 1997. From May 5, 1997 until approximately June 18, 2000, Mr. Baker was the Internet Marketing Strategist for MicroAge Technology Services, a Fortune 500 computer company. Mr. Baker originally joined MicroAge working for ECadvantage. There he was a consultant helping MicroAge's national branches integrate their electronic commerce solutions. Over the years, Mr. Baker has also served in the capacity of expert witness in the accident reconstruction industry. He has worked directly with attorneys and government entities to offer expert advice on how automobile collisions occurred. Mr. Baker holds a B.S. Degree in Business and Marketing from San Diego State University.

     Scott Quattromani, 31, joined 1st Net in November 2000 and serves as our Secretary, Treasurer, Chief Financial Officer, and Chief Operations Officer, and as a member of the Board of Directors. He oversees 1st Net's corporate, transactional, and securities needs and manages our intellectual property portfolio. After serving four years in the U.S. Navy's Special Warfare

Community, he graduated summa cum laude with a Bachelor of Arts Degree in Government and Political Science from George Mason University in 1995 and earned his law degree from the University of San Diego School of Law in 1997, and LLM in Taxation from the University of San Diego School of Law in 1998. As a BIA Fellow, he also completed extensive coursework in financial analysis at the University of San Diego School of Business, and was awarded the Ernest
W. Hahn Scholarship, the Home Builders Council Scholarship, and the Burnham Foundation Scholarship. Mr. Quattromani began his legal career as a tax consultant with Ernst & Young LLP, and later as an associate with Procopio Cory Hargreaves & Savitch LLP, San Diego's premiere business and technology law firm. Mr. Quattromani was first admitted into the practice of law in California in 1998 and is also licensed to appear before the U.S. District Court, Southern District of California and the United States Tax Court.

     Steve Weingartner, 45, became our Chief Technology Officer in December, 2000. He is responsible for converting the client needs and marketing wants into reality. He sees EnvoyMail as the place to provide our customers with a secure low cost tool to help them communicate with their customers. Steve has one goal, and that is to make Envoy Mail the best Web-based mass e-mail marketing tool available. From 1996 to early 2000 Steve was the Information Systems Manager for Asset Recovery Networks in San Diego as the IS Manager providing implementation, training and internal technical support for their Great Plains manufacturing software. He has experience in both IT management and application development. In addition to IT, Steve has had many years of business experience mostly in manufacturing. Steve Weingartner holds a BSBA in Management Science from Chapman University.


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

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on February 28, 2001 (at which date there were 6,082,292 shares issued and outstanding), by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

Name and Address of          Amount of       Percent of
Beneficial Owner(a)        Class (Shares)      Class      Title of Class
-------------------        --------------    ---------    --------------
Entrepreneur Investments,
 LLC/James H. Watson, Jr.       691,000      11.36%      Common Stock
 Chief Executive Officer
 and Chairman (b)

Scott Baker                       1,000          0%      Common Stock

Scott Quattromani                20,000       0.32%      Common Stock

Steve Weingartner                     0          0%      Common Stock

All Officers and Directors
 as a Group                     712,000      11.70%      Common Stock


-----------------------

(a) All beneficial owners referenced are at the same address: 11423 West Bernardo Court, San Diego, California 92127. Unless otherwise indicated, all persons listed have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(b) Includes 33,500 shares owned of record by James H. Watson and 657,500 shares owned of record by Entrepreneur Investments, LLC. James H. Watson is the sole owner of Entrepreneur Investments, LLC.

     CHANGES IN CONTROL. We are not aware of any arrangement which might result in a change in control of 1st Net in the future.


ITEM 12.  Certain Relationships and Related Transactions.


     On November 5, 1997, we entered into an agreement to purchase eight automobiles from LaForza Automobiles, Inc. ("LaForza") (formerly Celebrity Networks, Inc.) for which we paid $400,000. As we had historically been successful in generating sales leads for LaForza in the past, our intent was to re-sell the vehicles over the Internet as a distributor and to use LaForza to handle the legal aspects of the sales. The vehicles were to be delivered to us beginning no later than March 30, 1998, with final delivery no later than August 30, 1998. Due to LaForza's inability to deliver the vehicles to us in a timely manner, we renegotiated the terms of the purchase in 1998 and received 200,000 shares of LaForza's common stock instead of the automobiles. The net market value of these shares as of December 31, 1998 had declined to $262,600 from their value of $400,000 as of December 31, 1997, and resulted in the recording of unrealized losses of $137,400 during 1998. Likewise, the net market value of these shares declined in 1999 to $100,000, resulting in unrealized losses of $162,600. Further, the net market value of these shares declined to $60,000 in the quarter ended March 31, 2000, resulting in unrealized losses of $40,000. Because management deemed the reductions in the net market values outlined previously to be of a permanent nature, the Company wrote the cost of the shares down to the new market values at the dates shown in question and charged the write-downs to operations in the respective periods.


     Additionally, in 1999, through Mariah, we invested $220,000 in restricted shares of the Last Mile Communications Corporation, whose CEO and chairman of the board formerly held the same positions in Mariah.

    In 1999, we had aggregate related party sales of $1,276,121, of which $775,000 was eliminated in consolidation. There were no related party receivables as of December 31, 1999.


     In 1998, we had sales to related parties amounting to $622,156, of which $448,862 was eliminated in consolidation.

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


     In 1999, revenues from one unrelated customer totaled $970,500 which represented 56.7% of our revenues. Further, in 1999 and 1998, approximately 20.4% and 32.8%, respectively, of our revenue was in the form of common stock received, including the realized and unrealized gains on such stocks, as payment for services.

     In March 1998, we entered into an Investment Banking Agreement with EI, whereby EI provided $30,000 in consulting services to us, of which $15,000 is included in the accompanying financial statements as offering costs.

     During the years ended December 31, 1999 and 1998, we subleased office space from EI for total rent payments of $89,823 and $18,501, respectively.

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

11          Statement Re: Computation of Per Share Earnings (1)

16.1        Cordovano and Harvey, P.C. letter (1)

16.2        Bewley, Argy & Company letter (1)

21          Subsidiaries Of 1st Net Technologies, Inc. (1)


(1)   Incorporated by reference to the Registrant's Form 10SB, as amended.

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page
1ST NET TECHNOLOGIES, INC.

Years ended December 31, 1999 and 1998:

  Auditors' report .............................................    F-2
  Consolidated balance sheets ..................................    F-3
  Consolidated statements of operations ........................    F-4
  Consolidated statements of changes in stockholders' equity ...    F-5
  Consolidated statements of cash flows ........................    F-7
  Notes to consolidated financial statements ...................    F-9

Three months and nine months ended September 30, 2000 and 1999:

  Consolidated balance sheets (unaudited) ......................    F-23
  Consolidated statements of operations (unaudited) ............    F-24
  Consolidated Statements of cash flows (unaudited) ............    F-25
  Notes to Consolidated Financial Statements (unaudited) .......    F-26

THE CHILDREN'S TECHNOLOGY GROUP, INC. F.K.A. TUMMY BUSTERS, INC.

  Independent Auditors' Report..................................    F-31
  Balance Sheet as of April 30, 1999............................    F-32
  Statement of Operations for the period from July 30,
   1998 (Date of Inception)through April 30, 1999...............    F-33
  Statement of Stockholders' Equity for the period from
   July 30, 1998 (Date of Inception) through April 30, 1999.....    F-34
  Statement of Cash Flows for the period from July 30,
   1998 (Date of Inception) through April 30, 1999 .............    F-35
  Notes to the Financial Statements ............................    F-36

SSP MANAGEMENT CORP.

  Independent Auditors' Report .................................    F-41
  Balance Sheet as of December 31, 1998 ........................    F-42
  Statement of Operations for the year ended December 31, 1998.. F-43 Statement of Stockholder's Equity for the year ended
   December 31, 1998 ...........................................    F-44
  Statement of Cash Flows for the year ended December 31, 1998..    F-45
  Notes to the Financial Statements ............................    F-46

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

The Company has a relatively short history of operations and has experienced losses during the three years ended December 31, 1999. As of December 31, 1999, the Company has an accumulated deficit of $7,314,699. In view of this matter, realization of a portion of some of the recorded amounts in the accompanying financial statement is dependent upon continued operations of the Company and upon the Company's ability to raise funds through debt or equity offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern (see notes to the financial statements). Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its financial statements for the periods included herein.


/s/ Argy & Company
Argy & Company
Fountain Valley, California
January 22, 2001

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 1999

ASSETS

Current assets:
  Cash                                                    $    12,873
  Accounts receivable, net of allowance for
    doubtful accounts of $22,999                               67,498
  Marketable securities                                     1,158,366
                                                          -----------
     Total current assets                                   1,238,737

Investment in LaForza Automobiles, Inc.                       100,000
Investment in Last Mile Communication Corporation             220,000

Property and equipment, at cost net of accumulated
  depreciation and amortization of $71,249                    442,531

Other assets                                                   15,926
                                                          -----------
                                                          $ 2,017,194
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                $   706,019
  Notes payable                                                68,000
  Notes payable and amounts due to related parties            335,972
  Current portion of capital lease obligations                 66,095
  Accrued personnel costs                                     285,652
  Income taxes payable                                          2,400
                                                          -----------
     Total current liabilities                              1,464,138

Long term portion of capital lease obligations                246,476
                                                          -----------
     Total liabilities                                      1,710,614

Commitments and contingencies

Minority interests in subsidiaries                             39,778

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                     -
  Common stock, $.001 par value, 40,000,000 shares
   authorized, 5,753,700 shares issued and outstanding          5,754
  Common stock warrants                                       275,272
  Additional paid in capital                                6,631,411
  Accumulated deficit                                      (7,314,699)
  Accumulated other comprehensive income                      669,064
                                                          -----------
     Total stockholders' equity                               266,802
                                                          -----------
                                                          $ 2,017,194
                                                          ===========
See accompanying notes.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the years ended
                                               December 31,    December 31,
                                                  1999             1998
                                               ------------    ------------
Revenues:
 Technology consulting, user fees and
  marketing services including related
  party revenues totaling $501,121 and
  $173,294 in 1999 and 1998, respectively      $  1,760,113     $   909,920

Operating expenses:
 Stock based employee compensation                1,785,900         264,735
 Stock and warrant based compensation for
  consulting services                               645,500               -
 Other operating expenses                         5,993,623       1,658,746
                                               ------------    ------------
                                                  8,425,023       1,923,481
                                               ------------    ------------
Loss from operations                             (6,664,910)     (1,013,561)

Other income and expense:
 Realized gain on investments sold                  919,518         407,175
 Unrealized loss on decline of restricted
  stock investment                                 (162,600)       (137,400)
 Interest expense                                   (21,719)        (18,238)
 Other income                                         8,924           2,030
                                               ------------    ------------
Loss before provision for income taxes
 and minority interest in loss of subsidiaries   (5,920,787)       (759,994)

Provision for income taxes                            4,000           1,600
                                               ------------    ------------
Loss before provision for minority interest
 in undistributed loss of subsidiaries           (5,924,787)       (761,594)

Minority interest in undistributed loss
 of subsidiaries                                    157,534          94,700
                                               ------------    ------------
Net loss                                       $ (5,767,253)   $   (666,894)
                                               ============    ============

Loss per share:
 Net loss                                      $ (5,767,253)   $   (666,894)
 Preferred dividends                                      -          (6,000)
 Beneficial conversion feature of preferred
  stock issued accounted for as a dividend
  on preferred stock                               (698,247)              -
                                               ------------    ------------
     Net loss applicable to common
      shareholders                               (6,465,500)       (672,894)

     Basic and diluted loss per share          $      (1.17)   $      (0.21)
                                               ============    ============

Weighted average common shares outstanding:
 Basic and diluted                                5,513,752       3,188,685
                                               ============    ============

See accompanying notes.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1999 and 1998

                                                                                            Accumu-
                                                                                            mulated
                                                                   Addi-                     Other
                                      Number             Common    tional                   Compre-      Total
                      Number of         of               Stock     Paid-In    Accumulated   hensive   stockholders'
                Shares      Amount    Shares    Amount  Warrants   Capital      Deficit      (loss)      equity
              ---------  ----------  ---------  ------  --------  ----------  -----------   --------  ------------
Balance at
December 31,
1997                  -  $        -  2,798,000  $2,798  $      -  $  506,252  $ (176,305)   $      -  $    332,745

Shares issued
to employees          -           -    265,000     265         -     264,735           -           -       265,000

Common stock of
1st Net issued
to investors          -           -    450,000     450         -      368,163          -           -       368,613

Series A pre-
ferred shares
and warrants
issued to
investors        20,000      49,352          -       -       648            -          -           -        50,000

Common stock
of Mariah issued
in exchange for
technology             -           -         -       -          -       4,000          -           -         4,000

Common stock
of Mariah issued
to investors           -           -         -       -          -      94,700          -           -        94,700

Dividends on
preferred
stock                  -           -         -       -          -           -     (6,000)          -        (6,000)

Comprehensive
loss
  Net loss             -           -         -       -          -           -   (666,894)          -      (666,894)
  Unrealized
   loss on
   investments
   held for
   sale               -           -         -       -          -           -           -    (27,070)       (27,070)
              ---------  ----------  ---------  ------  --------  ----------  -----------   --------  ------------
Balance at
December 31,
1998             20,000      49,352  3,513,000   3,513       648   1,237,850     (849,199)  (27,070)       415,094

Shares issued
to employees          -           -    595,300     596         -   1,785,304            -         -      1,785,900

Common stock
issued in exchange
for services          -           -    173,000     173         -     518,827            -         -        519,000

Common stock of
Mariah issued
to investors          -           -          -       -         -     760,000            -         -        760,000

Common stock of
CTG issued
to investors          -           -          -       -         -     750,764            -         -        750,764



Common stock of
1st Net issued
in exchange for
SSP                   -           -  1,000,000   1,000         -           -            -          -         1,000

Series A pre-
ferred shares
and warrants
issued to
investors       452,400     831,539          -       -   176,374     698,274     (698,247)         -     1,007,913

Common stock
warrants
issued in
exchange for
services               -          -          -       -    98,250           -            -          -        98,250

Conversion
of preferred
stock to
common stock    (472,400)  (880,891)   472,400     472         -     880,419            -          -             -

Comprehensive
loss
 Net loss              -          -          -       -         -           -   (5,767,253)         -    (5,767,253)
 Unrealized
  gain on
  investments
  held for sale        -          -          -       -         -           -            -    696,134       696,134
              ---------  ----------  ---------  ------  --------  ----------  -----------   --------  ------------
Balance at
December 31,
1999                  -  $        -  5,753,700  $5,754  $275,272  $6,631,411  $(7,314,699)  $669,064  $    266,802
              =========  ==========  =========  ======  ========  ==========  ===========   ========  ============
























See accompanying notes.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the years ended
                                               December 31,    December 31,
                                                  1999             1998
Operating activities                           ------------    -------------
  Net loss                                     $(5,767,253)    $   (666,894)
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization                  115,447           20,877
    Changes in minority interests in
     subsidiaries                                   39,778                -
    Loss on disposal of property and equipment     102,480                -
    Stock based employee compensation            1,785,900          265,000
    Stock and warrant based compensation for
     consulting services                           645,500                -
    Realized gain on investments sold             (919,518)        (407,175)
    Unrealized loss on decline of restricted
     stock investment                              162,600          137,400
    Revenues received in the form of stock        (348,798)        (328,140)
    Changes in operating assets and liabilities:
     Accounts receivable                           (52,348)         (15,010)
     Other assets                                    5,530             (474)
     Accounts payable and accrued liabilities      506,995          160,511
     Accrued personnel costs                       232,507           46,710
     Deferred revenues                             (58,500)               -
     Income taxes payable                                -            2,400
     Other liabilities                             (10,000)          10,000
                                               ------------    -------------
Net cash flows from operating activities        (3,559,680)        (774,795)

Investing activities
 Additions to property and equipment              (162,636)        (136,458)
 Investment in Last Mile Communication
  Corporation                                     (220,000)               -
 Sales of marketable securities                    941,939          664,822
 Changes in loans receivable                       330,882         (330,882)
                                               ------------    -------------
Net cash flows from investing activities           890,185          197,482

Financing activities
 Repayments of capital lease obligations           (39,808)         (11,170)
 Additions to notes payable                        429,245          366,467
 Repayments of notes payable                      (244,542)        (275,498)
 Net proceeds from issuance of common stock
  by CTG                                           750,764                -
 Net proceeds from issuance of common stock              -          368,613
 Net proceeds from issuance of common stock
  by Mariah                                        760,000           94,700
 Net proceeds from issuance of preferred
  stock and warrants                             1,007,913           50,000
                                               ------------    -------------
Net cash flows from financing activities         2,663,572          593,112
                                               ------------    -------------
Increase (decrease )in cash                         (5,923)          15,799
Cash at beginning of period                         18,796            2,997
                                               ------------    -------------
Cash at end of period                          $    12,873     $     18,796
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

The Company accounted for the beneficial conversion feature of preferred stock issued in 1999 as a preferred dividend totaling $698,247.

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

Going concern

The Company's financial statements have been prepared under the assumption it will continue as a going concern. However, the Company has incurred net losses throughout its entire history resulting in an accumulated deficit of $7,314,699 at December 31, 1999. Realization of a portion of the Company's assets in the accompanying financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds either through incurring new debt, raising new equity or liquidating investment securities held. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern.

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


Marketable and restricted securities

Marketable securities consist primarily of stock received for services performed on behalf of clients. Publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Restricted securities are recorded at cost. Restricted shares of LaForza Automobiles, Inc. declined in value from their original book basis of $400,000 to $262,600 and $100,000 at December 31, 1998 and 1999,
respectively. Because management believed these declines to be of an other than temporary nature, the investment was written down to its new values as of these dates and the losses of $137,400 and $162,600 were recorded in operations in 1998 and 1999, respectively.

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

Property and equipment consists of the following at December 31, 1999:

          Office furniture and equipment     $     243,319
          Computer equipment                       152,299
          Leasehold improvements                    22,954
          Automobiles                               27,219
          Tradeshow accessories                     52,000
          Other                                     15,989
                                             -------------
                                                   513,780
          Less accumulated depreciation            (71,249)
                                             -------------
                                             $     442,531
                                             =============

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


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

Comprehensive income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including unrealized gains and losses on investments held for sale, shall be reported net of their related tax effect, to arrive at comprehensive income (loss). Accumulated other comprehensive income (loss) totaled $696,134 and $(27,070) in 1999 and 1998, respectively.

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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


Weighted average shares outstanding of 5,513,752 and 3,188,685 for the years ended December 31, 1999 and 1998, respectively includes common stock outstanding. Potentially dilutive securities include options, warrants and preferred stock that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled 336,200 and 10,000 at December 31, 1999 and 1998, respectively.

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

Reclassifications

Certain reclassifications have been made to conform prior years' data to the current period presentation.

3.  Restatement of financial statements

Subsequent to the filing of registration statements on Form 10-SB with the SEC that included the Company's audited financial statements, the Company became aware of a number of items within its financial statements that required revision. These items primarily consisted of the following.

     - In connection with the recognition of revenues for a consulting contract entered into in August 1997, the Company has revised its financial statements to defer the recognition of revenue until the completion of the contract term in February 1999.

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


     - The Company adjusted its financial statements to expense certain intangible technology assets improperly capitalized during the years ended December 31, 1998 and 1999.

     - The Company corrected errors in connection with improperly accounting for the acquisition of SSP, Mariah and CTG under the purchase accounting method. Because these companies had officers and directors in common prior to their acquisition by 1st Net, the Company has adjusted its financial statements to account for the acquisitions in a manner similar to a pooling of interests. Additionally, the Company has added the results of the separate subsidiaries' operations from their inception to its financial results included herein.

     - The Company previously incorrectly included unrealized gains and losses from marketable securities held for sale in the results of its operations. The financial statements included herein have been modified to reflect these gains and losses in comprehensive income (loss) and to remove them from the results of 1st Net's operations.

     - The Company wrote off property and equipment previously included in the balance sheet at December 31, 1999 with a net carrying value totaling $102,408. Subsequent to the issuance of the financial statements, the Company discovered that the physical disposal of this property and equipment was not recorded in its accounting records.

     - The Company recognized expense for stock and warrants issued to employees and others for services provided to 1st Net during the years ended December 31, 1998 and 1999, at the fair market value of the stock issued. Previously, these stock and warrant issuances were recorded at a nominal value.

     - The Company recorded previously unaccrued bonuses and commissions as a liability as of December 31, 1999.

     - The Company reclassified amounts totaling $351,773 from gains on the sale of securities to revenues from technology consulting, user fees and marketing services for the year ended December 31, 1999. These revenues were previously misclassified.

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


Accordingly, the Company's financial statements have been restated as follows.

                                                  1999                      1998
                                        As reported   Restated    As reported   Restated
                                       ------------------------------------------------
Statement of operations data

Technology consulting, user fees and
  marketing services revenues          $ 1,360,962    $ 1,760,113    $ 929,905   $  909,920
Stock based compensation expense                 -      1,785,900            -      264,735
Stock based payments to outsiders                -        645,500            -            -
Operating expenses                       4,920,302      5,993,623    1,190,147    1,658,746
Loss from operations                    (3,559,340)    (6,664,910)    (260,242)  (1,013,561)
Realized gain on investments sold        1,271,291        919,518      124,354      407,175
Unrealized gain (loss) on investments
  held                                     533,534       (162,600)    (149,013)    (137,400)
Interest expense                            21,719         21,719        2,930       18,238
Other income                                 8,924          8,924          853        2,030
Provision for income taxes                   3,200          4,000        1,600        1,600
Minority interest in undistributed
  loss of subsidiaries                     245,197        157,534        2,502       94,700
Net loss                                (1,525,313)    (5,767,253)    (286,076)    (652,884)
Basic and diluted loss per share      $      (0.33)   $     (1.17)   $   (0.09)  $    (0.21)



                                                          1999
                                               As reported     Restated
                                               ------------------------
     Balance sheet data

     Property and equipment, net                  535,283       442,531
     Proprietary technology, net                  279,980             -
     Intangible assets, net                       333,666             -
     Goodwill, net                                125,482             -
     Accounts payable and accrued liabilities     394,245       706,019
     Accrued personnel costs                      217,647       285,652
     Deferred credits, net                        634,332          -
     Minority interests in subsidiaries            65,848        39,778
     Common stock warrants                              -       275,272
     Additional paid in capital                 2,766,629     6,631,411
     Accumulated deficit                       (1,954,324)   (7,314,699)
     Accumulated other comprehensive income             -       669,064

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


4.  Acquisitions and proposed acquisition of subsidiaries

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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


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

5.  Related party transactions, major customers and noncash revenues

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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


Sales and issuances of preferred and common stock

The Company issued 595,300 and 265,000 restricted shares of common stock to employees during the years ended December 31, 1999 and 1998, respectively and 173,000 restricted shares to outsiders for services rendered to the Company. Additionally, the Company committed to issue 46,907 common shares to employees in 2000 for services performed in 1999. The Company recognized compensation expense for the shares issued and to be issued of $1,785,900 and $264,735 for the years ended December 31, 1999 and 1998, respectively and $645,500 for shares issued and to be issued to outsiders for services rendered to the Company. The compensation expense recognized was calculated based on the most recent trading price of the common stock for stock issuances in 2000 and 1999, or on the basis of the most recent sale of shares to outsiders for stock issued in 1998.

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

1st Net sold 452,400 and 20,000 shares of its Series A preferred stock to outside investors during 1999 and 1998, respectively. The Company's Series A preferred stock was convertible into an equivalent number of shares of common stock and had voting rights equal to the number of shares of common stock into which it was convertible. The shares were entitled to participate in any dividends issued to common stockholders and had cumulative rights to dividends at the rate of $.30 per share payable in either cash or shares of common or preferred stock. The Series A preferred shares had a preference in liquidation of any unpaid dividends plus $2.50 per share over other 1st Net stockholders.

The preferred shares automatically converted to common stock during the quarter ended March 31, 1999 when the Company's share price reached $3 per share. Dividends accrued in the prior year were never paid. The Series A preferred shares were sold with warrants to purchase additional shares of common stock at $5 per share, exercisable immediately. The warrants expire on the early of the one-year anniversary of an underwritten public offering of the Company's shares or October 31, 2002. There were 236,200 and 10,000 warrants outstanding at December 31, 1999 and 1998, respectively.

The warrants sold with the preferred shares had estimated values ranging from $.02 to $1.21 at the time of their issuance during 1998 and 1999 (as determined through the use of an option pricing model with reference to the price of the Company's publicly traded common stock). Because the preferred stock was sold in units consisting of two shares of preferred stock and one warrant, this gave the preferred stock an effective price ranging from $1.90 to $2.49 per share. Given the preferred shares' conversion ratio into common stock and given that the Company's common stock was trading during the same period at a range of between $.50 and $4.44 per share, purchasers of the preferred stock received a beneficial conversion feature. The Company accounted for the beneficial conversion feature as if the holders of preferred stock received a dividend on their preferred shares. Because all of the preferred stock was converted prior to March 31, 1999, the Company recorded a charge to accumulated deficit totaling $698,247 in the first quarter of 1999 (none of the 1998 issuances contained a beneficial conversion feature).

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


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

As provided for under SFAS 123, the Company has provided the required additional pro forma disclosures. In accordance with the intrinsic value method followed by APB 25, no compensation expense has been recognized in the consolidated statement of operations in connection with the granting of stock options. Had compensation cost been recognized in accordance with the fair value method called for by SFAS 123, the Company's net loss in 1999 would have increased $179,520 to $5,946,733.

The fair value of the options issued in 1999 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield - 0%; expected volatility - 80%; risk-free investment rate - 6%; and an expected life of seven years. The compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be realized by the option holders. The fair value of the option grant was $.51 per share.

The Company issued 75,000 warrants to a client during 1999 in connection with a service agreement. The warrants have an exercise price of $3.50 per share and expire March 31, 2001. The Company recorded a charge of $98,750 to operations in 1999 in connection with the issuance of the warrants.

7.  Notes payable

The Company's notes payable, notes payable due to related parties and amounts due to related parties outstanding at December 31, 1999 consist of the following:

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


     Demand notes payable to and amounts payable from EI,
       unsecured and non-interest bearing, varying or no
       stated maturity dates                                     $  284,800
     Amounts advanced from Grey Mare, LLC, unsecured,
       non-interest bearing, no stated maturity date,
       repaid in full during the quarter ended March 31, 2000        40,000
     Amounts advanced by employee, unsecured, non-interest
       bearing, no stated maturity date, repaid in full
       August 2000                                                   11,172
                                                                 ----------
     Notes payable and amounts due to related parties               335,972
     Note payable to an individual, unsecured and bearing
       interest at 10%, interest only payments due annually
       in August, no stated maturity date                            50,000
     Note payable to a customer, unsecured and bearing
       interest at 10%, repayment to be made in the form of
       services, repaid in full August 2000                          18,000
                                                                 ----------
     Notes payable                                                   68,000
                                                                 ----------
                                                                 $  403,972
                                                                 ==========

8.  Commitments

Both 1st Net and CTG rent their facilities from EI under operating leases through February 2003. The lease contracts call for increases in monthly rent in March 2001 and March 2002. The future minimum annual aggregate rental payments required under both capital and operating leases as of December 31 are as follows.

                                      Operating       Capital
                                     ----------     -----------

          2000                       $  154,200     $   101,559
          2001                          259,756          83,286
          2002                          282,996          81,249
          2003                          112,608          77,366
          2004                                -          47,180
                                     ----------     -----------
                                        809,560         390,640
     Less interest portion of
       capital lease obligations                        (78,069)
     Less current portion of
       capital lease obligations                        (66,095)

                                                    $   246,476
                                                    ===========

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


9.  Income taxes

At December 31, 1999, the Company has federal and California net operating loss carryforwards of approximately $6,100,000. The federal and California net operating loss carryforwards will begin to expire in 2012, unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% occurs within a three year testing period.

The Company's provision for income taxes for the years ended December 31, 1999 and 1998 consist of minimum franchise taxes levied by the state of California.

The components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                         December 31, 1999  December 31, 1998
                                         -----------------  -----------------
Deferred tax assets:
  Net operating loss carryforwards         $  2,440,000        $   320,000

  Valuation allowance for deferred
    tax assets                               (2,440,000)          (320,000)
                                           ------------        -----------
  Net deferred tax assets                  $          -        $         -
                                           ============        ===========

A reconciliation of the statutory tax rates to the Company's provision for income tax expense is as follows:

                                             Years ended
                                             -----------
                                  December 31, 1999  December 31, 1998
                                  -----------------  -----------------

Federal income tax rate                (35.0)%           (35.0)%
State income tax rate, net of
  federal benefit                       (5.9)             (5.9)
Valuation allowance                     40.9              40.7
                                       -----             -----
                                           - %            (0.2)%

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements


10.  Contingencies

The Company is currently involved in disputes with several former employees concerning compensation and termination decisions. Although the outcome of these disputes is indeterminable, management is confident that these matters will be settled favorably. No reserves have been established in connection with these disputes in the accompanying financial statements.

11.  Subsequent event

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

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                             September 30,
                                                                 2000
ASSETS

Current assets:
   Cash                                                       $  1,690,176
   Accounts receivable, net of allowance for
     doubtful accounts                                              28,349
   Marketable securities                                            59,406
   Current portion of notes receivable                              93,336
   Other current assets                                             18,907
                                                              ------------
   Total current assets                                          1,890,174

Investment in LaForza Automobiles, Inc.                             60,000
Investment in Last Mile Communication Corporation                  220,000
Notes receivable                                                   523,583

Property and equipment, at cost net of accumulated
   Depreciation                                                    357,734

Other assets                                                        19,342
                                                              ------------
                                                              $  3,070,833
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                   $    567,240
   Notes payable                                                    50,000
   Notes payable and amounts due to related parties                 19,800
   Current portion of capital lease obligations                     70,585
   Accrued personnel costs                                         387,560
   Deferred revenues                                                48,750
   Income taxes payable                                              4,000
                                                              ------------
   Total current liabilities                                     1,147,935

Long term portion of capital lease obligations                     201,785
                                                              ------------
   Total liabilities                                             1,349,720

Commitments and contingencies

Minority interests in subsidiaries                                 572,010

Stockholders' equity:
   Preferred stock                                                       -
   Common stock                                                      6,063
   Common stock warrants                                           275,272
   Additional paid in capital                                    9,138,608
   Accumulated deficit                                          (8,326,596)
   Accumulated other comprehensive income                           55,756
                                                              ------------
   Total stockholders' equity                                    1,149,103
                                                              ------------
                                                              $  3,070,833
                                                              ============

See accompanying notes.

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                     For the threee months ended    For the nine months ended
                                                     September 30,  September 30,  September 30,  September 30,
                                                        2000           1999           2000           1999
                                                    -------------  -------------  -------------  -------------

Revenues:
  Technology consulting, user fees and
    marketing services                               $    64,886    $   212,755    $   218,229    $ 1,241,133

Operating expenses                                     1,413,782      1,461,718      3,975,893      8,461,990

---------------------------------------------------------------------------------------------------------------

Loss from operations                                  (1,348,896)    (1,248,963)    (3,757,664)    (7,220,857)

Other income and expense:

  Realized gain on investments sold                       54,285        244,227      1,209,107        643,550
  Writedown of restricted security                             -              -        (40,000)             -
  Interest expense                                       (11,217)        (4,299)       (64,536)       (14,958)
  Gain on sale of assets                                 100,000              -        635,255              -
  Other income                                            46,894              -        100,556              -

---------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes and minority
  interest in loss of subsidiaries                    (1,158,934)    (1,009,035)    (1,917,282)    (6,592,265)

Provision for income taxes                                     -              -          5,902            800

---------------------------------------------------------------------------------------------------------------

Loss before provision for minority interest
  in undistributed loss of subsidiaries               (1,158,934)    (1,009,035)    (1,923,184)    (6,593,065)

Minority interest in undistributed loss of
  subsidiaries                                           388,910         32,400        911,287        157,048

---------------------------------------------------------------------------------------------------------------

Net loss                                            $   (770,024)   $  (976,635)   $(1,011,897)   $(6,436,017)

Beneficial conversion feature of preferred
  stock issued, accounted for as a dividend
  on preferred stock                                           -              -              -       (698,247)
---------------------------------------------------------------------------------------------------------------

Net loss applicable to common stockholders          $   (770,024)   $  (976,635)   $(1,011,897)   $(7,134,264)
===============================================================================================================

Loss per share:
  Basic and diluted                                 $      (0.13)   $     (0.17)   $     (0.17)   $     (1.31)

Weighted average common shares outstanding:
  Basic and diluted                                    6,010,069      5,753,700      5,987,545      5,432,891

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

Dated: March 13, 2001
                                    1ST NET TECHNOLOGIES, INC.,
                                    a Colorado corporation




                                 By: /s/ James H. Watson, Jr.
                                     James H. Watson, Jr.,
                                     President, Chairman and
                                       Chief Executive Officer