Form 10QSB/A
period 2000-03-31
1ST NET TECHNOLOGIES INC
filed 2001-03-15
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                           FORM 10-QSB/Amendment 3




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
                                                               -----------
ASSETS

Current assets:
 Cash                                                          $    75,856
 Accounts receivable, net of allowance for
  doubtful accounts                                                 40,000
  Marketable securities                                            715,174
  Current portion of note receivable from Marketbyte, L.L.C.        44,621
  Other current assets                                               8,912
                                                               -----------
     Total current assets                                          884,563

Investment in LaForza Automobiles, Inc.                             60,000
Investment in Last Mile Communication Corporation                  220,000
Note receivable from Marketbyte, L.L.C.                            513,699

Property and equipment, at cost net of accumulated
  depreciation                                                     353,108

Other assets                                                        11,742
                                                               -----------
                                                               $ 2,043,112
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                      $   529,062
   Notes payable                                                      61,982
 Notes payable and amounts due to related parties                  102,456
 Current portion of capital lease obligations                       67,526
 Accrued personnel costs                                           535,922
 Income taxes payable                                                2,400
                                                               -----------
     Total current liabilities                                   1,299,348

Long term portion of capital lease obligations                     226,066
                                                               -----------
     Total liabilities                                           1,525,414

Commitments and contingencies

Minority interests in subsidiaries                                  39,163

Stockholders' equity:
 Preferred stock                                                         -
 Common stock                                                        6,004
 Common stock warrants                                             275,272
 Additional paid in capital                                      6,938,661
 Accumulated deficit                                            (7,454,607)
 Accumulated other comprehensive income                            713,205
                                                               -----------
     Total stockholders' equity                                    478,535
                                                               -----------
                                                               $ 2,043,112
                                                               ===========
See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
                                             For the three months ended
                                             March 31,         March 31,
                                               2000               1999
                                            -----------       -----------
Revenues:
 Technology consulting, user fees and
  marketing services                        $   105,250       $   218,696
Operating expenses                            1,416,112         4,791,183
                                            -----------       -----------
Loss from operations                         (1,310,862)       (4,572,487)

Other income and expense:
 Interest expense                               (47,722)           (9,385)
 Gain on sale of assets                         535,255                 -
 Realized gain on investments sold              713,558           219,589
 Writedown of restricted security               (40,000)                -
 Other income                                     9,248                 -
                                            -----------       -----------
Loss before provision for minority
 interest in undistributed loss
 of subsidiaries                               (140,523)       (4,362,283)

Minority interest in undistributed
 loss of subsidiaries                               615            76,504
                                            -----------       -----------
Net loss                                    $  (139,908)      $(4,285,779)
                                            ===========       ===========
Beneficial conversion feature of
  preferred stock issued, accounted
  for as a dividend on preferred stock                -           698,247
                                            -----------       -----------
Net loss applicable to common stockholders $   (139,908)      $(4,984,026)
                                            ===========       ===========


Loss per share:
 Basic loss per share                       $      0.02       $     (1.04)
                                            ===========       ===========
 Diluted loss per share                     $      0.02       $     (1.04)
                                            ===========       ===========

Weighted average common shares outstanding:
 Basic loss per share                         5,882,821         4,780,581
                                            ===========       ===========
 Diluted loss per share                       5,882,821         4,780,581
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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


3.  Earnings per share


Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic loss per share is computed by dividing the net loss for the period (after subtracting preferred dividends) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period (after subtracting preferred dividends) by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents totaling 336,200 and 311,200 were antidilutive for the three months ended March 31, 2000 and March 31, 1999, respectively.


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


RISKS AND UNCERTAINTIES


The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized and unrealized gains on securities held and sold and the sale of assets during the first quarter of 2000, our net loss would have been much greater. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We have an accumulated deficit of $7,454,607 at March 31, 2000. We incurred net losses of $5,767,253 and $666,894 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the three and six months ended June 30, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from our Envoy Mail product and/or our community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:


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

                              1ST NET TECHNOLOGIES, INC.



Dated: March 13, 2001         By:   /s/ James H. Watson, Jr.
                                  -----------------------------------------
                                  James H. Watson, Jr., Principal Executive
                                  Officer and Principal Accounting Officer
                                  of the Registrant