Form 10QSB/A
period 2000-06-30
1ST NET TECHNOLOGIES INC
filed 2001-03-15
CIK 1062273

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
                                                               -----------
ASSETS

Current assets:
 Cash                                                          $ 2,992,837
 Accounts receivable, net of allowance for
  doubtful accounts                                                 25,210
  Marketable securities                                            169,966
  Current portion of note receivable from Marketbyte, L.L.C.        89,874
  Other current assets                                              37,463
                                                               -----------
     Total current assets                                        3,315,350

Investment in LaForza Automobiles, Inc.                             60,000
Investment in Last Mile Communication Corporation                  220,000
Note receivable from Marketbyte, L.L.C.                            489,717

Property and equipment, at cost net of accumulated
  depreciation                                                     348,991

Other assets                                                        11,742
                                                               -----------
                                                               $ 4,445,800
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                      $   519,773
 Notes payable                                                      55,090
 Notes payable and amounts due to related parties                   67,456
 Current portion of capital lease obligations                       72,496
 Accrued personnel costs                                           565,270
 Income taxes payable                                                4,000
                                                               -----------
     Total current liabilities                                   1,284,085

Long term portion of capital lease obligations                     219,103
                                                               -----------
     Total liabilities                                           1,503,188

Commitments and contingencies

Minority interests in subsidiaries                                 960,920

Stockholders' equity:
 Preferred stock                                                         -
 Common stock                                                        6,004
 Common stock warrants                                             275,272
 Additional paid in capital                                      9,088,667
 Accumulated deficit                                            (7,556,572)
 Accumulated other comprehensive income                            168,321
                                                               -----------
     Total stockholders' equity                                  1,981,692
                                                               -----------
                                                               $ 4,445,800
                                                               ===========
See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                             For the three months ended          For the six months ended
                                              June 30,         June 30,          June 30,        June 30,
                                               2000              1999              2000            1999
                                            -----------       -----------      -----------     -----------
Revenues:
 Technology consulting, user fees and
  marketing services                        $    48,093       $   809,682      $   153,343     $ 1,028,378
Operating expenses                            1,145,999         2,209,089        2,562,111       7,000,272
                                            -----------       -----------      -----------     -----------
Loss from operations                         (1,097,906)       (1,399,407)      (2,408,768)     (5,971,894)

Other income and expense:
 Realized gain on investments sold              441,264           179,734        1,154,822         399,323
 Writedown of restricted security                     -                 -          (40,000)              -
 Interest expense                                (5,597)           (1,274)         (53,319)        (10,659)
 Gain on sale of assets                               -                 -          535,255               -
 Other income                                    44,414                 -           53,662               -
                                            -----------       -----------      -----------     -----------
Loss before provision for income taxes
 and minority interest in loss of
 subsidiaries                                  (617,825)       (1,220,947)       (758,348)      (5,583,230)

Provision for income taxes                        5,902               800           5,902              800
                                            -----------       -----------      -----------     -----------
Loss before provision for minority
 interest in undistributed loss of
 subsidiaries                                  (623,727)       (1,221,747)        (764,250)     (5,584,030)

Minority interest in undistributed
 loss of subsidiaries                           521,762            48,144          522,377         124,648
                                            -----------       -----------      -----------     -----------
Net loss                                    $  (101,965)      $(1,173,603)     $  (241,873)    $(5,459,382)

Beneficial conversion feature of preferred
 stock issued, accounted for as a dividend
 on preferred stock                                   -                 -                -        (698,247)
                                            -----------       -----------      -----------     -----------
Net loss applicable to common stockholders  $  (101,965)      $(1,173,603)     $  (241,873)    $(6,157,632)

                                            ===========       ===========      ===========     ===========
Loss per share:
 Basic and diluted                          $     (0.02)      $     (0.20)     $     (0.04)    $     (1.17)
                                            ===========       ===========      ===========     ===========

Weighted average common shares outstanding:
 Basic and diluted                            6,003,700         5,753,700        5,943,260       5,269,829
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

3.  Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic loss per share is computed by dividing the net loss for the period (after subtracting preferred dividends) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period (after subtracting preferred dividends) by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents totaling 336,200 and 311,200 were antidilutive for the three months ended June 30, 2000 and June 30, 1999, respectively.

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

RISKS AND UNCERTAINTIES


The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline, and you may lose all or part of your investment. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during the first quarter of 2000, we would have suffered a significantly greater loss than the $241,873 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We have an accumulated deficit of $7,556,572 at June 30, 2000. We incurred net losses of $5,767,253 and $666,894 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's Envoy Mail product and/or CTG's community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:


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