Form 10QSB/A
period 2000-09-30
1ST NET TECHNOLOGIES INC
filed 2001-03-15
CIK 1062273

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

1st NET TECHNOLOGIES, INC.
  and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                      For the three months ended     For the nine months ended
                                                     September 30,  September 30,  September 30,  September 30,
                                                        2000           1999           2000           1999
                                                     -------------  -------------  -------------  -------------
Operating activities
Net loss                                             $  (770,024)   $  (976,635)   $(1,011,897)   $(6,436,017)
Adjustments to reconcile net loss to net cash
flows from operating activities:
  Depreciation and amortization                           32,286         28,503         89,831         85,438
  Changes in minority interests in subsidiaries         (388,910)       (32,400)      (911,287)        (6,098)
  Gain on sale of assets                                (100,000)             -       (635,255)            -
  Realized gain on investments sold                      (54,285)      (244,227)    (1,209,107)      (643,550)
  Writedown of restricted security                             -              -         40,000              -
  Reduction of note payable in exchange for services      (5,090)             -        (18,000)             -
  Stock based employee compensation                            -              -              -      1,785,900
  Stock based payments for services and technology             -              -        282,500         98,250
  Interest income from accretion of note receivable      (22,328)             -        (52,023)             -
  Changes in operating assets and liabilities:
    Accounts receivable                                   (3,139)        53,222         39,149        (61,843)
    Other assets                                          10,956       (111,289)       (26,007)      (171,032)
    Accounts payable and accrued liabilities              47,467        616,684        (88,551)     1,091,906
    Accrued personnel costs                             (127,710)        64,013        151,908        114,783
    Deferred revenues                                     48,750              -         48,750              -
    Income taxes payable                                       -            800          1,600          4,000

---------------------------------------------------------------------------------------------------------------

Net cash flows from operating activities              (1,332,027)      (601,329)    (3,298,389)    (4,138,263)

Investing activities
Additions to property and equipment                      (41,029)       (74,348)       (51,180)      (229,989)
Changes in marketable securities                          52,280        (13,681)     1,694,759      1,750,414
Repayments of notes and loans receivable                  85,000              -         85,000        330,882

---------------------------------------------------------------------------------------------------------------

Net cash flows from investing activities                  96,251        (88,029)     1,728,579      1,851,307

Financing activities
Repayments of capital lease obligations                  (19,229)       (18,617)       (55,240)       (23,496)
Repayments of notes payable                              (47,656)             -       (316,172)      (219,269)
Net proceeds from issuance of common stock of Mariah           -              -              -        760,000
Net proceeds from issuance of common stock by CTG              -              -         25,000        750,764
Net proceeds from issuance of CTG preferred stock
 and warrants                                                  -              -      3,593,525              -
Net proceeds from issuance of preferred stock and
 warrants                                                      -              -              -      1,007,913

---------------------------------------------------------------------------------------------------------------

Net cash flows from financing activities                 (66,885)       (18,617)     3,247,113      2,275,912

---------------------------------------------------------------------------------------------------------------

Increase in cash                                      (1,302,661)      (707,975)     1,677,303        (11,044)

Cash at beginning of period                            2,992,837        715,727         12,873         18,796

---------------------------------------------------------------------------------------------------------------

Cash at end of period                                $ 1,690,176    $     7,752    $ 1,690,176    $     7,752

===============================================================================================================


See accompanying notes.                        5

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

1st Net Technologies, Inc.
  and Subsidiaries
Notes to consolidated financial statements
(unaudited)


3.  Earnings per share


Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic loss per share is computed by dividing the net income or loss for the period (after subtracting preferred dividends) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period (after subtracting preferred dividends) by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents totaling 336,200 and 311,200 were antidilutive for the three months ended September 30, 2000 and September 30, 1999, respectively.


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

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occurs, the trading price of our common stock could decline further, and you may lose all or part of your investment. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during 2000, we would have suffered a significantly greater loss than the $1,011,897 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We have an accumulated deficit of $8,326,596 at September 30, 2000. We incurred net losses of $5,767,253 and $666,894 for the years ended December 31, 1999 and 1998, respectively and will have a significant net loss for the year ended December 31, 2000. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's EnvoyMail product and/or CTG's community based web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:


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