Form 10KSB
period 2000-12-31
1ST NET TECHNOLOGIES INC
filed 2001-04-17
CIK 1062273

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20594

                                FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission file number 0-27145


                         1st Net Technologies, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                               33-0756798
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

11415 West Bernardo Court, 2ndd Floor, San Diego, CA           92127
----------------------------------------------------        ----------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (858) 675-4449

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $247,099

The aggregate market value as of April 12, 2001 of voting stock held by non-affiliates of the Registrant was $735,000 based upon an average of the closing bid and asked prices on the Pink Sheets market as of that date.

As of April 12, 2001, 6,815,892 shares of Registrant's Common Stock, $.001 par value, were issued and outstanding.

                              TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
COVER PAGE


TABLE OF CONTENTS


PART I

  ITEM 1.  DESCRIPTION OF BUSINESS                                        1

  ITEM 2.  DESCRIPTION OF PROPERTY                                        9

  ITEM 3.  LEGAL PROCEEDINGS                                             10

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10


PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS                                           10

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

  ITEM 7.  FINANCIAL STATEMENTS                                          19

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                 19


PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    21

  ITEM 10. EXECUTIVE COMPENSATION                                        23

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                24

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                25

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                              25

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

     We have two subsidiaries, of which only one is currently active. In December 2000, we rescinded a prior Agreement with a company, Mariah Communications, Inc., that was considered a subsidiary.

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

     On December 28, 2000, we entered into a "Technology Rescission and Stock Purchase and Sale Agreement" with a former subsidiary Mariah Communications, Inc. Subject to the terms and conditions set forth in this Agreement, the parties agreed to rescind and cancel a prior "Technology Agreement," dated

April 15, 1998. Under the Agreement, Mariah agreed to return and deliver all technology it received under the prior agreement to 1st Net and 1st Net agreed to return and deliver to Mariah the stock certificate evidencing 4,000,000 Mariah Common Shares owned of record and beneficially by 1st Net. Further, 1st Net agreed to issue 493,600 newly-issued, restricted shares of common stock to Mariah in consideration for Mariah's forgiveness our re-payment of the cash consideration which was part of the prior agreement and, Mariah's forgiveness of our re-payment and the cancellation of a $90,000 unpaid Loan, together with all unpaid, accrued interest.

OUR COMPANY

     We provide E-business products and services that enable businesses to develop and maintain an effective Web presence and to communicate effectively on the Internet . Our primary, day to day business focus is on the continued development and deployment of our email administration and database management software product called EnvoyMail. Through our subsidiary CTG, we are continuing to develop and deploy a range of Internet products, including private label community Web browsers (Web browsers that appear to users as though they are owned and operated by our customers).

INFORMATIONAL/E-COMMERCE WEB SITES

     In the past, we have been engaged in various types of Internet Web site development projects that have required a rapid Web site building cycle, a combination of content and transaction processing capability, interactivity, and personalization. Today, we still offer some of those services, but only on a much more limited scale and project scope.

E-MAIL SERVICES AND SOFTWARE

     In 1999, we began development of a new software product called
EnvoyMail. EnvoyMail offers our customers valuable Web-based E-mail information management tools. EnvoyMail allows subscribers to not only capture and manage a database of E-mail visitors to their Web site, but also to communicate effectively with that database, via mass E-mail capabilities. We charge our customers on a three-tiered level based upon the number of members in their database, the number of emails sent through our system, and finally on the amount of personalized services we provide to them during a billing period.

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

     In March 2000 we executed a Technology Purchase Agreement with CTG whereby we sold all of the technology and proprietary rights in the software previously licensed to CTG. In addition to an accelerated payment of the 200,000 shares of CTG's common stock pursuant to the Technology License Agreement in May 1999, we received an additional 450,000 shares of CTG's common stock.

SALE OF INTERNET PORTALS

     In December 1999, we made a strategic decision to divest ourselves of the types of clients serviced by our subsidiary SSP Management and, where applicable, sell our information-based assets to companies whose long-term business objective is to participate in the investor information business.

     On February 23, 2000, SSP sold certain related assets to MarketByte, L.L.C. ("MarketByte") in exchange for a note receivable totaling $200,000 and 10% of any future non-cash consideration received by Marketbyte in connection with the assets, through June 2, 2002. Under this Asset Purchase Agreement, in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the asset purchase. In February 2000, the Company agreed to amend this Agreement with MarketByte to read, "Upon expiration of the contract period of this Agreement, and should Seller (Company) not have received the total sum of Six Hundred Thousand Dollars ($600,000) in cash and market value securities received or excess thereof, Buyer (MarketByte) shall agree to renegotiate in order to make up the difference between those amounts received by Seller and Six Hundred Thousand Dollars and such shall become due and owing immediately upon such date and the conclusion of the aforementioned negotiation."

     In August 2000, our two remaining newsletter publications and their respective databases were sold to a different unaffiliated party for an aggregate of $115,000 in cash and promissory notes for the remainder of the approximately $1.5 million aggregate purchase price. As the result of these transactions, SSP no longer owns any Internet or printed newsletters or other publications.

SALES, MARKETING AND DISTRIBUTION

     We sell our products and services to our clients using a combination of distribution channels, including a direct in-house sales force, online distribution channels, and strategic relationships.

DIRECT SALES FORCE

     Our direct sales force focuses primarily on sales to corporate customers. Our sales representatives develop and pursue leads generated from inquiries on our Web sites, downloads of our trial products, and other direct marketing and networking efforts. As of March 31, 2001, we had four (4) individuals, representing approximately 40% of our workforce, employed in the areas of sales and marketing

ONLINE DISTRIBUTION CHANNELS

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

DEVELOPMENT

     We have been in development of our MindWalker series Web browsers since August 1998, when we began a relationship with Spirit 32 Development Corp. of Denver, Colorado ("Spirit 32"). Most of that time has been spent on developing Crayon Crawler, our Internet safe Web browser aimed at children ages 5 - 11.

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

     Our former subsidiary, Mariah Communications, Inc., through a pre-existing arrangement with Spirit 32 Development, had been in the development of a PC gateway for telecommunications through an IP telephony switch, which eliminates the need for hardware-based routers.

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

EMPLOYEES

     As of March 31, 2001, we employed (9) full-time employees and (1) part-time. We also, from time to time, may utilize independent contractors for various related or necessary functions. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be satisfactory.

ITEM 2.  Description of Property.

     The Company presently maintains its executive offices at 11415 W. Bernardo Ct., 2nd Floor, San Diego, California 92127 in 4,000 sq. ft. of leased office space at a rate of $7,600 per month on a three-year lease entered into on November 1, 2000. This lease calls for rate increase of $228 per month in the second year and $235 per month in the third year. Its subsidiary, CTG, presently maintains their executive and administrative offices at 11423 West Bernardo Court, San Diego, California 92127. The space is approximately 8,000 square feet. The space is leased from EI. EI is controlled by James H. Watson, Jr., our Chief Executive Officer, Chairman and a Director of 1st Net and CTG. CTG signed a three-year lease from November 1, 2000 to October 31, 2003 at a monthly rate of $16,400, increasing to $17,220 on November 1, 2001 and $18,040 on November 1, 2002.

     Our property and equipment as of December 31, 2000, including equipment under capital leases, consists of the following:

  Office Furniture and Fixtures and Equipment............... $ 191,046
  Computer Equipment and Peripherals........................   127,686
  Tradeshow Displays .......................................    55,960
  Leasehold Improvements....................................    22,559
                                                              --------
          Total.............................................   397,251

  Less Accumulated Depreciation.............................  (133,812)
                                                              --------
          Net Property and Equipment........................  $263,439
                                                              ========

     The future minimum annual aggregate rental payments required under both capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2001........................................................  $337,541
2002........................................................   353,976
2003........................................................   178,274
2004........................................................    46,527
2005........................................................    10,880
                                                            ----------
          Total.............................................  $927,198
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

ITEM 4.   Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of security holders during the quarter ended December 31, 2000.

                               PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters.

     Although a trading market for our Common Stock has at times existed in the past during periods while our shares were quoted on the OTC Bulletin Board, it is currently quoted in the "Pink Sheets" and only sporadically traded. Consequently, no meaningful market information is currently available.

     To date, we have paid no dividends and do not anticipate paying dividends until we receive revenues in an amount which management determines to be sufficient.

     The number of record holders of the Company's $.001 par value Common Stock at March 31, 2001, was approximately 1,500.

     During the quarter ended December 31, 2000, we issued securities in an unregistered transaction as described below.

     In December 2000 we issued 493,600 shares of restricted common stock to Mariah Communications, Inc., a former subsidiary ("Mariah") in consideration for Mariah's forgiveness of a Technology Cash Consideration payment in the amount of $150,000, and a $90,000 loan including accrued interest.

     In connection with this transaction we relied on the exemption provided by Section 4(2) of the Securities Act. The investor was given complete information concerning 1st Net, the certificate issued contained a restrictive legend, and stop transfer orders were entered concerning the shares.

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

OVERVIEW

     1st Net derives its revenue from services provided to the Internet community, both business to business and business to consumer. Also, 1st Net and our majority owned subsidiary CTG have developed certain proprietary technologies that management feels will in the future increase our overall capability to generate revenue and add value for our shareholders. The Company now maintains two subsidiary corporations.

     Our historical financial information contained in this registration statement is that of 1st Net Technologies, Inc. and its subsidiary corporations on a consolidated basis.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
DECEMBER 31, 1999

     Revenue

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition, American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. Revenues from technology consulting, user fees and marketing services are recognized ratably over the contract period in accordance with the period in which the services are performed. Revenues attributable to undelivered elements, including technical support, are recognized ratably on a straight-line basis over the contract period.

     The Company's revenues from technology consulting, user fees and marketing services during 2000 decreased $1,513,014 or 86.0% from the prior year. The decrease was primarily attributable to the elimination of the Company's prior, dominant business activities in the areas of corporate public relations and the subsequent sale of the assets of SSP. CTG contributed revenue of $80,240 in 2000 versus $65,209 in 1999. Because the Company made a strategic decision late in 1999 to redirect its efforts away from the business of SSP, revenue levels in 2000 have been significantly lower. Included in revenues in 1999 were stocks received for services totaling $348,798 (there were no such revenues in 2000). The Company recognized related party revenues totaling $501,121 during 1999.

     Operating Expenses

     Operating expenses consist of product development, marketing and general and administrative expenses. Operating expenses totaling $5,348,034 in 2000 decreased $3,076,989 or 36.5% from $8,425,023 in 1999. Included in operating expenses for 2000 were significantly higher levels of expenses for CTG totaling $3,274,211. Mariah and SSP operating expenses totaled $19,590 for 2000, while 1st Net's operating expenses totaled $2,054,233.

     Included in the total of operating expenses for 1999 were charges related to the issuance or future issuance of stock for employees and outsiders totaling $2,431,400.

     Other Income and Expense

     Included in other income were gains from sales of investments totaling $1,220,877 in 2000 compared to $919,518 in 1999. The Company has now almost completely divested itself of securities obtained in the course of business during 1997 through 1999. The Company wrote down the remainder of its investment in LaForza during 2000, resulting in a charge to operations of $100,000. The Company had previously realized a charge of $162,600 in 1999.

     Interest expense totaled $82,333 in 2000 and included interest paid to EI totaling $35,000. The remaining interest expense arose from borrowings under notes payable and amounts recognized in connection with capital leases.

     The Company realized a gain from the sale of its newsletters totaling $663,962 in 2000. Interest and dividend income arose primarily from interest income recognized in connection with the Marketbyte sale noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through December 31, 2000, we expended significant effort and committed substantial resources toward the continued development of CTG's Crayon Crawler and 1st Net's EnvoyMail product lines. Management believes that these investments will begin showing a return to the Company in the future in the form of increased revenues. However, we are unable to predict with any degree of certainty the future results of our operations, and accordingly, make no assurance as to future cash flows from these products.

     During the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10% of the gross non-cash compensation the buyer realizes from the operation of OTCjournal.com through June 2002. In the event that the Company does not realize a minimum of $750,000 from the sale of OTCjournal.com through June 2002, the buyer is required to pay the Company $750,000, which was later amended to $600,000, less all proceeds previously received in connection with OTCjournal.com. Payments of $50,000 made in connection with this note receivable are due on January 1st and June 1st during 2001 and 2002.

     In May 2000, CTG sold 2,000,000 shares of preferred stock and warrants to purchase Common Stock to an unrelated investor for net proceeds totaling $3,593,525. Additionally, 1st Net realized proceeds totaling $114,570 from the sale of 42,356 shares of CTG during January 2000. Management believes that CTG will have to raise $3.0 million in gross cash proceeds in the first half of 2001 in order to have sufficient capital to advance the business in accordance with its plans through the end of 2001. This funding would allow it to sharply increase its selling and marketing expenditures and expand product development efforts to enhance existing products and add new ones. However, there can be assurance that CTG will be able to obtain such funding.

     At December 31, 2000, the Company had cash and a net working capital deficit of $553,388 and $467,805, respectively. CTG's cash balance made up substantially all of the cash on-hand at December 31, 2000 and 1st Net owned 59.8% of the outstanding common stock of CTG as of that date. On a going forward basis, 1st Net and its 100% owned subsidiary SSP continue to maintain holdings of restricted and marketable securities. It is impossible however to ascertain the actual amounts that will be eventually realized by the Company when these securities are sold. Management is not sure that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months. Accordingly, the Company is currently in the process of raising additional equity to make up this shortfall.

RISKS AND UNCERTAINTIES

     The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company and our industry. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and absent the realized gains on securities held and sold and the sale of assets during 2000, we would have suffered a significantly greater loss in 2000. Also, because we expect our operating expenses to continue into the future, we may never be profitable. We had an accumulated deficit of $8,705,764 at December 31, 2000. We incurred net losses of $1,931,871 and $5,767,253 for the years ended December 31, 2000 and 1999, respectively. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's EnvoyMail product and services and/or CTG's community based Web browser-related products and services. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

     *  expand our selling and marketing activities;

     * increase our development efforts to upgrade existing and develop new products and technologies;

     * upgrade our operational and financial systems, procedures and controls; and

     *  hire additional necessary personnel.

     Some of the risks and uncertainties in connection with the Company's business include the following:


If we fail to generate revenues and achieve profitability, we will not succeed.

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

     Because the equity securities that we currently hold amount to more than 40% of our total assets, we may be deemed to be an "Investment Company" and be required to register under the Investment Company Act of 1940 (the "Act"). We view this situation to be an anomaly, however, and we do not intend to be engaged in the business of investing, reinvesting owning, holding or trading in securities. We intend to rectify this situation within the next twelve months so that the amount of our equity securities will not exceed 40% of our assets. Our Board of Directors has adopted a resolution to take this action. In the event that we are unsuccessful (or in the event that this situation occurs more than once in any three year period), it is likely that we would be forced to register under the Act which would significantly increase out regulatory burdens and professional fees.

ITEM 7.  Financial Statements

     Financial Statements are included on Pages F-1 through F-19.

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

     Subsequent to the resignation of Corbin & Wertz, we re-engaged Argy & Company as our independent accountants.

     On March 28, 2001, we dismissed Argy & Company as our principal accountant. The decision to change accountants was approved by our Board of Directors.

     Neither of the reports of Argy & Company on our financial statements for each of the past two fiscal years ended December 31, 1999 and December 31, 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report modified as to uncertainty, audit scope or accounting principles. We do not believe that there were any disagreements with Argy & Company on any matter of accounting scope or procedure during the subsequent interim period through March 28, 2001, which, if not resolved to Argy & Company's satisfaction, would have caused Argy & Company to make reference to the subject matter of the disagreement(s) in connection with its reports.

     On March 28, 2001, we engaged Cordovano and Harvey, P.C. as our new independent accountants. During the two most recent fiscal years and through

March 28, 2001, we have not consulted with Cordovano and Harvey, P.C. regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or consulted with Cordovano and Harvey, P.C. regarding the type of audit opinion that might be rendered on our financial statements (Cordovano and Harvey, P.C. has not provided us with any reports or advice, either written or oral, that would be an important factor in reaching a decision as to an accounting, auditing or financial reporting issue); or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K. We did, however, consult with Cordovano and Harvey, P.C. regarding our responses to SEC comments to our Form 10-SB Amendments #2 and #4.

                                 PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Directors and Officers of the Company are as follows:

          Name                Age       Positions and Offices Held
          ----                ---       --------------------------

     James H. Watson, Jr.     38       President, Chairman, Chief Executive
                                       Officer, Chief Financial Officer and
                                       Director

     Scott B. Baker           32       Senior Vice President Sales and
                                       Marketing and Director

     Scott Quattromani        31       Secretary, Treasurer, Chief
                                       Operations Officer and Director

     Steve Weingartner        45       Chief Technology Officer


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

     James H. Watson, Jr., 38, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson currently devotes 40-50% of his time to our business. Mr. Watson is Founder and the General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 - 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Currently, Mr. Watson is the Chairman of the Board and CEO of 1st Net Technologies, Inc., as well as a member of the Board of Directors of its subsidiary, CTG. Mr. Watson serves on the Board of Directors of Nicklebys.com, Inc., an Internet art auction company. Mr. Watson graduated from the University of Tennessee at Chattanooga in 1985 with a B.S. in Political Science.

     Scott B. Baker, 32, is Senior Vice President/Director of Sales and Marketing of 1st Net Technologies, Inc. Mr. Baker currently devotes 100% of his time to the business of the Company. He is responsible for the strategic direction of the Company's sales and marketing efforts. He has been employed by us since June 19, 2000. Mr. Baker was an original founder of 1st Net Technologies, LLC. before that company was sold to an investor group in 1996. Under his direction, 1st Net {LLC} helped build one of the first Internet shopping malls. He was employed by 1st Net Technologies, LLC from October 1995 to April 1997. From May 5, 1997 until approximately June 18, 2000, Mr. Baker was the Internet Marketing Strategist for MicroAge Technology Services, a Fortune 500 computer company. Mr. Baker originally joined MicroAge working for ECadvantage. There he was a consultant helping MicroAge's national branches integrate their electronic commerce solutions. Over the years, Mr. Baker has also served in the capacity of expert witness in the accident reconstruction industry. He has worked directly with attorneys and government entities to offer expert advice on how automobile collisions occurred. Mr. Baker holds a B.S. Degree in Business and Marketing from San Diego State University.

     Scott Quattromani, 31, joined 1st Net in November 2000 and serves as our Secretary, Treasurer, and Chief Operations Officer, and as a member of the Board of Directors. Mr. Quattromani spends 90% of his time on the business of the Company. He oversees 1st Net's corporate, transactional, and securities needs and manages our intellectual property portfolio. After serving four years in the U.S. Navy's Special Warfare Community, he graduated summa cum laude with a Bachelor of Arts Degree in Government and Political Science from George Mason University in 1995 and earned his law degree from the University of San Diego School of Law in 1997, and LLM in Taxation from the University of San Diego School of Law in 1998. As a BIA Fellow, he also completed extensive coursework in financial analysis at the University of San Diego School of Business, and was awarded the Ernest W. Hahn Scholarship, the Home Builders Council Scholarship, and the Burnham Foundation Scholarship. Mr. Quattromani began his legal career as a tax consultant with Ernst & Young LLP, and later as an associate with Procopio Cory Hargreaves & Savitch LLP, San Diego's premiere business and technology law firm. Mr. Quattromani was first admitted into the practice of law in California in 1998 and is also licensed to appear before the U.S. District Court, Southern District of California and the United States Tax Court.

     Steve Weingartner, 45, became our Chief Technology Officer in December, 2000. Mr. Weingartner currently devotes 100% of his time to our business. He is responsible for converting our client needs and marketing wants into reality through our technology portfolio. From 1996 to early 2000, Steve was the Information Systems Manager for Asset Recovery Concepts, where he managed their medium sized LAN / WAN and administered their internal MS-SQL & MS-Exchange servers. He also did all development, training and implementation of enhancements to the company's ERP system. More recently, Steve worked at Darwin Networks in San Diego as the IS Manager providing implementation, training and internal technical support for their Great Plains manufacturing software. He has experience in both IT management and application development. In addition to IT, Steve has had many years of business experience mostly in manufacturing. Steve holds a BSBA in Management Science from Chapman University.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and certain written representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Scott B. Baker, Scott Quattromani and Steve Weingartner did not file Form 3's.

ITEM 10.  Executive Compensation.

     The following table sets forth the annualized base salary that we paid to our Chief Executive Officer. Mr. James H. Watson became our CEO on June 29, 1999 and did not receive any cash compensation for serving in such capacity during 1999 and 2000. All other compensation for our executives or directors has not exceeded $100,000 on an annualized basis. Prior to 1997, we had not paid compensation to executives. We reimburse our officers and directors for any reasonable out-of-pocket expenses incurred on our behalf.

                            SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION
                              -------------------     RESTRICTED    SECURITIES
NAME AND PRINCIPAL                                      STOCK       UNDERLYING    ALL OTHER
POSITION                   YEAR   SALARY($)  BONUS($)   AWARDS      OPTIONS      COMPENSATION
------------------         ----   ---------  -------- ----------    ----------   ------------

James H. Watson, Jr.       2000         _         0           0            0            0
  Chairman and Chief       1999         _         0           0            0            0
  Executive Officer        1998         0         0           0            0            0
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

     In 1999, we entered into a two (2) year Outside Director's Agreement with Steven J. Santamaria, which entitled him to be paid an annual base compensation of 25,000 shares of our Common Stock, but since Mr. Santamaria resigned as a Director on January 1, 2000, he was only entitled to receive one year's compensation under this agreement. No other directors have received compensation for serving on our Board of Directors.

OPTION GRANTS

     During 1999, the Company announced its intention to issue options to employees to purchase Common Stock at an exercise price of $5.00 per share, subject to the future approval of the Company's Board of Directors. The employee stock option plan was not subsequently approved. However, in September 2000, the Company issued 58,592 shares of its common stock to it's employees in consideration for a release.

EMPLOYMENT AGREEMENTS

     On June 5, 2000, the Company entered into an employment agreement with Mr. Scott Baker that provides for a monthly salary of $5,000. Mr. Baker was also issued options to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. All options offered are based upon a two year commitment with the first 50,000 shares vested after one year of service and the remaining 50,000 shares vested after the second year of service. The Company retains a first right of refusal to purchase any of these shares from the employee.

     On November 1, 2000, the Company entered into an employment agreement with Mr. Scott Quattromani, which provides for a monthly salary of $2,000 and 5,000 shares of the Company's Common Stock.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on December 31, 2000 (at which date there were 6,555,892 shares issued and outstanding), by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

Name and Address of          Amount of       Percent of
Beneficial Owner(a)        Class (Shares)      Class      Title of Class
-------------------        --------------    ---------    --------------

Entrepreneur Investments,
 LLC/James H. Watson, Jr.       691,000      11.36%      Common Stock
 Chief Executive Officer
 and Chairman (b)

Scott Baker                       1,000          0%      Common Stock

Scott Quattromani                     0          0%      Common Stock

Steve Weingartner                     0          0%      Common Stock

All Officers and Directors
 as a Group (Four Persons)      692,000      11.70%      Common Stock

-----------------------

(a) All beneficial owners referenced are at the same address: 11415 West Bernardo Court, 2nd Floor, San Diego, California 92127. Unless otherwise indicated, all persons listed have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(b) Includes 33,500 shares owned of record by James H. Watson and 657,500 shares owned of record by Entrepreneur Investments, LLC. James H. Watson is the sole owner of Entrepreneur Investments, LLC.

     CHANGES IN CONTROL. We are not aware of any arrangement that might result in a change in control of 1st Net in the future.

ITEM 12.  Certain Relationships and Related Transactions.

     We issued 58,592 shares of our Common Stock to employees during 2000 as bonuses for the 1999 year. During 2000 we issued options to Scott Baker, an Officer and Director, to purchase up to 100,000 shares of our Common Stock, as an incentive to his employment. Such options are not earned or vested until after his first (50%) and second (remaining 50%) years of employment with the Company.

     Entrepreneur Investments, LLC ("EI ") currently owns approximately 11.4% of our outstanding shares and is our largest percentage owner. The sole shareholder of EI also serves on the Board of each of our subsidiaries. The Company and/or EI also have officers or directors in common with various other entities.

     The Company has borrowed funds from EI, and we owed EI $29,800 and $284,800 on December 31, 2000 and December 31, 1999, respectively. Unless otherwise agreed at the time of the advance, we are not charged interest on the loans we have with EI. There was no interest charged in 1999. For the fiscal year ended December 31, 2000, we had interest expense of $35,000 on loans from EI.

     We lease office space from EI. In 2000 and 1999, we paid $140,878 and $89,823, respectively, in rent expense to EI.

     We believe that all of the related party transactions discussed above were on terms no less favorable to us than we would have received if the transactions were negotiated with disinterested third parties.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

     Exhibits:

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

10.17       SSP Management Corp. Asset Purchase Agreement dated
            February 23, 2000 (1)

10.18 Spirit 32 Development Corporation Technology Purchase and Rescission Agreement dated January 14, 2000 (1)

10.19       Children's Technology Group, Inc. Technology Purchase
            Agreement dated March 22, 2000 (1)

10.20       Standard Internet Web Site Development Agreement (1)

10.21 Executive Employment Agreement between 1st Net Technologies, Inc. and F. Scott Quattromani. (Filed electronically herewith.)

10.22 Employment Termination Agreement between Mariah Communications, Inc. and Steven J. Santamaria. (Filed electronically herewith.)

10.23 General Release Agreement dated April 13, 2001 between 1st Net Technologies, Inc. and Clifford J. Smith. (Filed electronically herewith.)

10.24 Contribution Agreement between 1st Net Technologies, Inc. and 1st Look Interactive, Inc. (Filed electronically herewith.)

10.25 Technology Rescission and Stock Purchase and Sale Agreement dated December 28, 2000 between 1st Net Technologies, Inc. and Mariah. (Filed electronically herewith.)

21          Subsidiaries Of 1st Net Technologies, Inc. (1)

-----------------------

(1)  Incorporated by reference to the Registrant's Form 10SB, as amended.

1st NET TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

Independent auditors' report ......................................     F-2

Consolidated balance sheet, December 31, 2000 .....................     F-3

Consolidated statements of operations, for the years ended
   December 31, 2000 and 1999 .....................................     F-4

Consolidated statements of changes in stockholders' equity,
   for the years ended December 31, 2000 and 1999 .................     F-5

Consolidated statements of cash flows, for the years ended
   December 31, 2000 and 1999 .....................................     F-6

Notes to consolidated financial statements ........................     F-8

To the Board of Directors and Stockholders
1st Net Technologies, Inc.

                       INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiaries, as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of 1st Net Technologies, Inc. for the year ended December 31, 1999, were audited by other auditors whose report dated January 22, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Net Technologies, Inc., as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 2 to the consolidated financial statements, the Company has incurred net losses throughout its entire operating history resulting in an accumulated deficit of $8,705,764 at December 31, 2000. This and other factors discussed in Note 2 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
Cordovano and Harvey, P.C.
Denver, Colorado
April 13, 2001

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 2000

ASSETS

Current assets:
  Cash                                                      $    553,388
  Accounts receivable, net of allowance for
    doubtful accounts of $40,093                                   2,316
  Marketable securities                                           89,283
  Current portion of notes receivable                             96,932
  Other current assets                                            29,168
                                                            ------------
Total current assets                                             771,087

Notes receivable                                                 441,882

Property and equipment, at cost net of accumulated
  depreciation of $133,812                                       263,439

Other assets                                                      26,676
                                                            ------------
                                                            $  1,503,084
                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                  $    903,866
  Notes payable                                                   50,000
  Notes payable and amounts due to related parties                39,800
  Current portion of capital lease obligations                    48,919
  Accrued personnel costs                                        153,732
  Deferred revenues                                               39,375
  Income taxes payable                                             3,200
                                                            ------------
  Total current liabilities                                    1,238,892

Long term portion of capital lease obligations                   154,099
                                                            ------------
  Total liabilities                                            1,392,991

Commitments and contingencies

Minority interests in subsidiaries                               100,565

Stockholders' equity:
  Preferred stock                                                      -
  Common stock                                                     6,556
  Common stock warrants                                          275,272
  Additional paid in capital                                   8,422,179
  Accumulated deficit                                         (8,705,764)
  Accumulated other comprehensive income                          11,285
                                                            ------------
  Total stockholders' equity                                       9,528
                                                            ------------
                                                            $  1,503,084
                                                            ============
See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      For the years ended
                                                   December 31,  December 31,
                                                       2000         1999
                                                   ------------  ------------
Revenues:
  Technology consulting, user fees and
    marketing services                              $   247,099   $ 1,760,113

Operating expenses                                    5,348,034     8,425,023
                                                    -----------   -----------
Loss from operations                                 (5,100,935)   (6,664,910)

Other income and expense:
  Realized gain on investments sold                   1,220,877       919,518
  Unrealized loss on investments held                  (100,000)     (162,600)
  Interest expense                                      (82,333)      (21,719)
  Gain on sale of assets                                663,962             -
  Interest and dividend income                           87,026         8,924
                                                    -----------   -----------
Loss before provision for income taxes and
  minority interest in loss of subsidiaries          (3,311,403)   (5,920,787)

Provision for income taxes                               (3,200)       (4,000)
                                                    -----------   -----------
Loss before provision for minority interest in
  undistributed loss of subsidiaries                 (3,314,603)   (5,924,787)

Minority interest in undistributed loss
  of subsidiaries                                     1,382,732       157,534
                                                    -----------   -----------
Net loss                                            $(1,931,871)  $(5,767,253)
                                                    ===========   ===========
Loss per share:
  Net loss                                          $(1,931,871)  $(5,767,253)

  Beneficial conversion of preferred stock
    accounted for as a preferred dividend                     -      (698,247)
                                                    -----------   -----------
  Net loss applicable to common shareholders        $(1,931,871)  $(6,465,500)
                                                    ===========   ===========

  Basic and diluted loss per common share           $     (0.32)  $     (1.17)
                                                    ===========   ===========
Weighted average common shares outstanding:
  Basic and diluted                                   5,993,833     5,513,752
                                                    ===========   ===========






See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2000 and 1999

                                                                                                          Accumulated
                                 Preferred  Stock     Common Stock                                           other
                                -------------------------------------                                       compre-       Total
                                 Number              Number              Common   Additional                hensive       stock-
                                   of                  of                stock     paid-in    Accumulated   income        holders'
                                 shares    Amount    Shares    Amount   warrants   Capital      deficit      (loss)       equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     20,000  $  49,352  3,513,000  $3,513  $    648   $1,237,850  $  (849,199) $  (27,070) $   415,094

Shares issued to employees            -          -    595,300     596         -    1,785,304            -           -    1,785,900

Common stock issued in
 exchange for services                -          -    173,000     173         -      518,827            -           -      519,000

Common stock of Mariah
 issued to investors                  -          -          -       -         -      760,000            -           -      760,000

Common stock of CTG
 issued to investors                  -          -          -       -         -      750,764            -           -      750,764

Common stock of 1st Net
 issued in exchange for SSP          -           -  1,000,000   1,000         -            -            -           -        1,000

Series A preferred shares
 and warrants issued to
 investors                     452,400     831,539          -       -   176,374      698,247     (698,247)          -    1,007,913

Common stock warrants issued
 in exchange for services            -           -          -       -    98,250            -            -           -       98,250

Conversion of preferred stock
 to common stock              (472,400)   (880,891)   472,400     472         -      880,419            -           -            -

Comprehensive loss
 Net loss                            -           -          -       -         -            -   (5,767,253)          -   (5,767,253)
 Unrealized gain on investments
  held for sale, net of
  realized gains and losses          -           -          -       -         -            -            -     696,134      696,134
                              ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999         -           -  5,753,700   5,754   275,272    6,631,411   (7,314,699)    669,064      266,802

Shares issued to employees           -           -     58,592      59         -       49,941            -           -       50,000

Common stock issued in exchange
 for technology                      -           -    250,000     250         -      282,250            -           -      282,500

Net proceeds from issuance of
 common stock by CTG                 -           -          -       -         -       25,000            -           -       25,000

Additional paid-in capital from
 issuance of preferred stock
 by CTG in excess of cost-basis
 in CTG                              -           -          -       -         -    2,150,006            -           -    2,150,006

Issuance of common stock in
 connection with rescission of
 Mariah purchase                     -           -    493,600     493         -      137,715            -           -      138,208

Adjustment to reflect the
  rescission of  the Mariah
  purchase and its exclusion
 from the Company's consolidated
 financial results                   -           -          -       -         -     (854,144)     540,806           -     (313,338)

Comprehensive loss
 Net loss                            -           -          -       -         -            -   (1,931,871)          -   (1,931,871)
 Unrealized loss on investments
  held for sale, net of realized
  gains and losses                   -           -          -       -         -            -            -    (657,779)    (657,779)
                              ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000         -   $       -  6,555,892 $ 6,556 $ 275,272   $8,422,179  $(8,705,764)  $  11,285  $     9,528
                              ====================================================================================================

See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the years ended
                                                                  December 31,  December 31,
                                                                      2000         1999
                                                                  ------------  ------------
Operating activities
Net loss                                                          $(1,931,871)  $(5,767,253)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization                                         89,831      115,447
  Changes in minority interests in subsidiaries                    (1,382,732)       39,778
  Loss on disposal of property and equipment                            1,497       102,480
  Loss on rescission of Mariah purchase                               358,208             -
  Gain on sale of assets                                             (663,962)            -
  Realized gain on investments sold                                (1,220,877)     (919,518)
  Reduction of note payable in exchange for services                  (18,000)            -
  Stock based employee compensation                                         -     1,785,900
  Stock based payments for services and technology                    282,500       645,500
  Unrealized loss on decline of restricted stock investment           100,000       162,600
  Revenues received in the form of stock                                    -      (348,798)
  Changes in operating assets and liabilities:
    Accounts receivable                                                65,182       (52,348)
    Other assets                                                      (43,602)        5,530
    Accounts payable and accrued liabilities                          248,075       506,995
    Accrued personnel costs                                           (81,920)      232,507
    Deferred revenues                                                  39,375       (58,500)
    Income taxes payable                                                  800             -
    Other liabilities                                                       -       (10,000)
                                                                  -----------   -----------
Net cash flows from operating activities                           (4,157,496)   (3,559,680)

Investing activities
Additions to property and equipment                                   (41,014)     (162,636)
Adjustment to reflect the recission of the Mariah purchase           (313,338)            -
Investment in Last Mile Communication Corporation                           -      (220,000)
Changes in marketable securities                                    1,632,181       941,939
Repayments of notes and loans receivable                              139,789       330,882
                                                                  -----------   -----------
Net cash flows from investing activities                            1,417,618       890,185

Financing activities
Repayment of capital lease obligations                                (41,960)      (39,808)
Additions to notes payable                                             10,000       429,245
Repayments of notes payable                                          (306,172)     (244,542)
Net proceeds from issuance of common stock of Mariah                        -       760,000
Net proceeds from issuance of common stock by CTG                      25,000       750,764
Net proceeds from issuance of CTG preferred stock and warrants      3,593,525             -
Net proceeds from issuance of preferred stock and warrants                  -     1,007,913
                                                                  -----------   -----------
Net cash flows from financing activities                            3,280,393     2,663,572
                                                                  -----------   -----------
Change in cash                                                        540,515        (5,923)

Cash at beginning of period                                            12,873        18,796
                                                                  -----------   -----------
Cash at end of period                                             $   553,388   $    12,873
                                                                  ===========   ===========

See accompanying notes.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of noncash activities:
The Company acquired net assets of $7,687 in connection with the acquisition of SSP Management Corp in exchange for 1,000,000 shares of common stock in January 1999.
The Company acquired the net assets of Children's Technology Group, Inc. totaling $705,657 in exchange for a license to in-process proprietary technology that had no recorded accounting value in May 1999.
The Company incurred capital lease obligations totaling $309,881 in connection with lease agreements to acquire equipment during the year ended December 31, 1999.

The Company recorded revenues totaling $348,798 for services performed in exchange for clients' stocks during the year ended December 31, 1999.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


1.   Organization

1st Net Technologies, Inc. ("the Company" or "1st Net") is primarily in the Internet commerce and services business. These financial statements include the financial results of the following subsidiaries:

     - Mariah Communications, Inc. ("Mariah") is in the business of developing Internet protocol telephony technologies. It was acquired in August 1998 in exchange for technology owned by 1st Net. The agreement to acquire Mariah was subsequently rescinded effective December 28, 2000 (see below).

     - SSP Management Corp. ("SSP") provides Internet public relations and Internet newsletters. It was acquired in January 1999 in exchange for 1,000,000 common shares of 1st Net. At December 31, 2000, SSP remains wholly owned by 1st Net.

     - Children's Technology Group, Inc. ("CTG") is in the business of creating Internet communities for children. CTG was acquired in May 1999 in exchange for the rights to certain technologies. At December 31, 2000, the Company owned approximately 59.2% of CTG's outstanding stock.

All three of the Company's subsidiaries had shareholders and management in common with the Company's management prior to their acquisition.

2.   Significant accounting policies

The Company's financial statements have been prepared in conformity with generally accepted accounting principles.

Going concern

The Company's financial statements have been prepared under the assumption it will continue as a going concern. However, the Company has incurred net losses throughout its entire history resulting in an accumulated deficit of $8,705,764 at December 31, 2000. Realization of a portion of the Company's assets in the accompanying financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds through incurring new debt, raising new equity or liquidating investment securities held. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


Cash and cash equivalents

The Company considers all liquid interest-earning investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2000.

Principles of consolidation

The financial statements include the results of operations of 1st Net and its three subsidiaries for 1999 and substantially all of 2000, and the ending balance sheet accounts for 1st Net, CTG and SSP at December 31, 2000. Because all three of the Company's subsidiaries had shareholders and management in common with 1st Net prior to their acquisition, the Company has accounted for them in a manner similar to pooling-of-interests accounting. The accompanying financial statements have been prepared on a consolidated basis as if common control was established as of the inception of the three subsidiaries during the year ended December 31, 1998. Significant intercompany transactions and balances have been eliminated in consolidation.

Estimates and assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for bad debts and the value of securities received in exchange for services. Actual results may differ from these estimates.

Revenue recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition, American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenues from technology consulting, user fees and marketing services are recognized ratably over the contract period in accordance with the period in which the services are performed. Revenues attributable to undelivered elements, including technical support are recognized ratably on a straight-line basis over the contract period.

Computer software costs

Computer software costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 Accounting for Costs of Computer

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements

Software Developed or Obtained for Internal Use (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life.

In addition, the Company adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs," during the year ended December 31, 2000. EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Marketable and restricted securities

Marketable securities consist primarily of stock received for services performed on behalf of clients. Publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Restricted securities are recorded at cost. Restricted shares of LaForza Automobiles, Inc. declined in value from their original book basis of $400,000 to $100,000 at December 31, 1999, and were completely written off as of December 31, 2000. Because management believed these declines to be of an other than temporary nature, the investment was written down to its new values as of these dates and the losses of $162,600 and $100,000 were charged to operations in 1999 and 2000, respectively.

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

Property and equipment consists of the following at December 31, 2000:

          Office furniture and equipment  $   191,046
          Computer equipment                  127,686
          Leasehold improvements               22,559
          Tradeshow accessories                55,960
                                          -----------
                                              397,251
          Less accumulated depreciation      (133,812)
                                          -----------
                                          $   263,439
                                          ===========

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


Capital lease property

Capital lease property and equipment at December 31, 2000 totaled $187,466 net of accumulated amortization of $90,039.

Fair value of financial instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of its monetary assets and liabilities approximates their fair value as of December 31, 2000.

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses totaled $11,067 and $300,927 in 2000 and 1999, respectively.

Concentration of risk

The Company sells its services to customers in the United States. The Company maintains a reserve for potential credit losses and historically such losses
have been within management's estimates.   In 1999, revenues from one
unrelated major customer totaled $970,500, which represented 56.7% of total revenues.

Comprehensive income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including unrealized gains and losses on investments held for sale, shall be reported net of their related tax effect, to arrive at comprehensive income (loss). Accumulated other comprehensive income (loss) totaled $(657,779) and $696,134 in 2000 and 1999, respectively.

Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (or SAB) No. 98. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


during the period. Diluted earnings per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Under the provisions of SAB No. 98, common shares issued for nominal consideration are included in the per share calculations as if they were outstanding for all periods presented.

Weighted average shares outstanding of 5,993,833 and 5,513,752 for the years ended December 31, 2000 and 1999, respectively includes common stock outstanding. Potentially dilutive securities include options, warrants and preferred stock that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled 536,200 and 336,200 at December 31, 2000 and 1999, respectively.

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

Recently issued accounting standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's balance sheet at fair value. The Financing Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company will adopt the new Statement effective January 1, 2001. The impact on the Company's financial statements is not expected to be material.

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

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


Mariah had shareholders and management in common with 1st Net at the time of its formation and acquisition by 1st Net. The acquisition was accounted for in a manner similar to a pooling-of-interests. Mariah subsequently sold stock to outside investors for proceeds totaling $854,700 (net of offering costs) and the Company owned approximately 87.8% of Mariah's outstanding shares at December 31, 1999.

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

On December 28, 2000, the Company entered into an agreement to rescind the acquisition of Mariah. The rescission agreement released the Company and Mariah from any mutual liability that may have arisen under the terms of the original agreement for 1st Net to acquire Mariah, including funds totaling $95,109 advanced by Mariah to 1st Net. In connection with the rescission agreement, 1st Net agreed to issue 493,600 shares of its common stock and to return all the common stock of Mariah held by 1st Net. The results of Mariah are included in operations from the time of its inception through the rescission of the acquisition in December 2000. Mariah had no revenues in either 2000 or 1999 and a net loss of $7,887 and $446,018 in 2000 and 1999, respectively.

SSP

In January 1999, the Company acquired 100% of the outstanding shares of SSP in exchange for 1,000,000 shares of the 1st Net stock. SSP had directors and management in common with 1st Net prior to the acquisition. In consideration for the stock of SSP, 1st Net issued 1,000,000 shares of its common stock to the shareholder of SSP. The shares were issued in January 1999 when the shares closed on the OTC market at $3.00, giving a total value for the transaction of $3,000,000. The transaction was accounted for in a manner similar to a pooling-of-interests and the results of SSP's operations from its inception in 1998 are included in the accompanying financial statements of the Company. SSP continues to be wholly owned by 1st Net as of December 31, 2000. SSP had revenues and net income of $32,502 and $1,784,213 in 2000 ($1,175,386 and $566,921 in 1999).

On February 23, 2000, SSP sold a newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") for $600,000
in notes and other future consideration.   The Company received a note
receivable for $200,000 and other future consideration consisting of common stock and 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002, totaling $400,000. Under the sale

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


agreement (as subsequently amended), in the event that the consideration received from Marketbyte by the Company through June 2, 2002 does not equal or exceed $600,000, Marketbyte will be required to pay the Company the difference between $600,000 and the consideration previously paid to the Company in connection with the newsletter.

In July 2000, SSP agreed to sell its SmallCapDigest.com and InvestmentOpportunity.com Internet newsletters, including their Web sites, opt-in databases, and URL's, to Millennium Financial Publishing, LLC ("Millennium"), an unrelated business. The Company is scheduled to receive consideration totaling $1,500,000 as follows: 1) $100,000 was paid to SSP at signing; 2) monthly installments ranging from $15,000 to $20,000 through December 1, 2001 totaling $325,000; 3) $325,000 due on or before January 1,2002; 4) 25% of all stock consideration paid to the buyer by its client companies until the total stock consideration totals $750,000; and 5) cash totaling up to $750,000 to the extent the stock consideration does not have a total value (as defined) equal to $750,000. The Company realized a gain from the sale of the newsletters totaling $100,000 in the third quarter that represented the cash received to date. The Company will recognize additional gains from the sale of the newsletters to the extent that future proceeds are received on the notes receivable from the buyer. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to uncertainties in connection with the receipt of future payments from the buyer. Currently, the Company and Millennium are disputing the payment terms of the transaction and there exists a substantial risk that the two parties will not be able to come to a mutual agreement concerning the ultimate consideration for the newsletters.

CTG

In May 1999, the Company obtained 4,000,000 shares or approximately 86.4% of CTG's common stock in exchange for technology marketing and licensing rights on in-process technology research and development (the license was later converted to an outright sale of the technology and marketing rights). CTG had directors and management in common with 1st Net prior to the acquisition. The transaction was accounted for in a manner similar to a pooling-of-interests and CTG's results from its commencement of operations in 1999 are included in the accompanying financial statements of the Company. In 1999, CTG also sold 630,000 shares of its common stock to outsiders for net proceeds totaling $750,764. In March 2000, 1st Net received an additional 285,000 shares of CTG in exchange for technology and in lieu of unpaid previous royalties owed by CTG to 1st Net.

On May 19, 2000, CTG sold 2,000,000 shares of Series A convertible preferred stock at a cost of $2.00 per share to an unrelated investor. The preferred shares are convertible into an equal number of shares of common stock and automatically convert upon the earlier of a firmly underwritten public offering of the Company's common stock with total proceeds of at least $5,000,000 or the date at which the public price per common share is equal to

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


or greater than $4.00 (as adjusted). The Series A preferred stock contains no provisions for mandatory dividends except as declared at the discretion of the Board of Directors. The Series A preferred shares have voting rights in proportion to the number of common shares into which they are convertible and carry a liquidation preference of $2.00 per share plus any declared but unpaid dividends. The Series A shares were sold with warrants to purchase 1,000,000 shares of common stock at $4.00 per share. The warrants expire on the earlier of May 19, 2003 or one year after the closing of a firmly underwritten public offering of not less than $5,000,000.

Revenues and net loss totaled $80,240 and $3,141,607 in 2000 ($65,209 and $822,295 in 1999, respectively). 1st Net continues to own approximately 59.2% of CTG as of December 31, 2000.

Spirit 32 Development Corporation

In January 1999, the Company entered into an agreement to purchase, in the future, all of the issued and outstanding stock of Spirit 32 Development Corporation ("SP32") in exchange for 450,000 shares of 1st Net's common stock. The acquisition was not consummated and was formally rescinded in February 2000. The rescission agreement released the Company and SP32 from any liability that may have arisen under the terms of the original agreement for 1st Net to acquire SP32, including funds previously advanced by 1st Net for the licensing and development of in-process technology.

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

4.   Related party transactions, major customers and noncash revenues

The Company recognized related party revenues totaling $501,121 during the year ended December 31, 1999.

Entrepreneur Investments, LLP ("EI") is a large percentage stockholder of 1st Net. The sole shareholder of EI is also 1st Net's Chief Executive Officer and serves on the Board of Directors of 1st Net and until recently, Mariah. EI owns the building in which both 1st Net and CTG are housed. Rent expense under the lease from EI totaled $140,878 and $89,823 in 2000 and 1999, respectively.

Additionally, the Company had borrowings outstanding from EI totaling $29,800 and $284,800 at December 31, 2000 and 1999, respectively. Borrowings from EI are generally non-interest bearing unless so stated at the time funds are

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements

advanced. Interest expense from EI borrowings totaled $35,000 in 2000. There was no interest expense from EI borrowings in 1999.

At December 31, 2000, SSP had certain holdings of corporate securities that were obtained in connection with past services provided by the Company. SSP has agreed to pay a former independent contractor of the Company a commission of 8% of the proceeds realized by SSP from the future sale of these securities.

5.   Sales and issuances of preferred and common stock

The Company issued 58,592 and 595,300 restricted shares of common stock to employees during the years ended December 31, 2000 and 1999, respectively.
The Company recognized compensation expense for the shares issued of $1,785,900 for the year ended December 31, 1999 (the shares issued in 2000 were for services performed in 1999). The compensation expense recognized was calculated based on the most recent trading prices of the common stock at the time management approved the grant of stock to employees.

1st Net sold 452,400 and 20,000 shares of its Series A preferred stock to outside investors during 1999 and 1998, respectively. The Company's Series A preferred stock was convertible into an equal number of common shares at the time the common stock traded at $5 per share or higher. This occurred in the first quarter of 1999 and accordingly, all of the preferred stock was converted into common stock at that time.

In connection with the sale of preferred stock in 1998 and 1999, the Company issued warrants to purchase 236,200 shares of common stock at $5 per share. The warrants expire on the earlier of the one-year anniversary of an underwritten public offering of the Company's shares or October 31, 2002. All of the warrants remain outstanding at December 31, 2000.

During 2000, the Company granted employees stock options to purchase a total of 200,000 shares of its common stock as follows:

     - On June 5, 2000, the Company granted an option to an employee that entitles the employee to purchase 100,000 shares of the Company's common stock at $1.00 per share. The option expires on June 5, 2003.

     - On December 15, 2000, the Company granted an option to an employee that entitles the employee to purchase 100,000 shares of the Company's common stock at $.50 per share. The option expires on December 15, 2003.

As provided for under SFAS 123, the Company has provided the required additional pro forma disclosures. In accordance with the intrinsic value method followed by APB 25, no compensation expense has been recognized in the consolidated statement of operations in connection with the granting of stock options. Had compensation cost been recognized in accordance with the fair value method called for by SFAS 123, the Company's net loss in 2000 would have increased $68,000 to $1,999,871.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


The fair value of the options issued was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for
grants: dividend yield   0%; expected volatility   80%; risk-free investment
rate   6%; and an expected life of seven years.  The compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be realized by the option holders. The fair value of the option grant was $.34 per share.

The Company issued 75,000 warrants to a client during 1999 in connection with a service agreement. The warrants had an exercise price of $3.50 per share and expired unexercised on March 31, 2001. The Company recorded a charge of $98,750 to operations in 1999 in connection with the issuance of the warrants.

In connection with an employment agreement with an officer of the Company, the Company is required to pay for a portion of the officer's services with common stock at the rate of 5,000 shares per month. The Company is liable to the officer for the issuance of 10,000 shares of common stock as of December 31, 2000.

6.   Notes payable

The Company's notes payable and notes payable and amounts due to related parties outstanding at December 31, 2000 consist of the following:

     Demand notes payable to EI, unsecured and non-interest
       bearing, varying or no stated maturity dates          $     29,800
     Amounts advanced from Grey Mare, LLC, unsecured,
       non-interest bearing, no stated maturity date               10,000
                                                             ------------
     Notes payable and amounts due to related parties              39,800
     Note payable to an individual, unsecured and bearing
       interest at 10%, interest only payments due annually
       in August, no stated maturity date                          50,000
                                                             ------------
                                                             $     89,800
                                                             ============

7.   Commitments

Rent expense totaled $160,788 and $89,823 for the years ended December 31,
2000 and 1999, respectively.   Future minimum annual aggregate rental payments
required under both capital and operating leases as of December 31 are as follows.

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


                                        Operating              Capital
                                      -----------------------------------
          2001                        $     259,756          $     77,785
          2002                              282,996                70,980
          2003                              112,608                65,666
          2004                                    -                46,527
          2005                                    -                10,880
                                      -----------------------------------
                                            655,360               271,838
          Less interest portion of
           capital lease obligations                              (68,820)
          Less current portion of
           capital lease obligations                              (48,919)
                                                             ------------
                                                             $    154,099
                                                             ============

8.   Income taxes

At December 31, 2000, the Company has federal and California net operating loss carryforwards of approximately $8,032,000 and $8,032,000, respectively. The federal and California net operating loss carryforwards will begin to expire in 2012, unless previously utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% occurs within a three year testing period.

The Company's provision for income taxes for the years ended December 31, 2000 and 1999 consist of minimum franchise taxes levied by the state of California.

The components of the Company's deferred tax assets as of December 31, 2000 are shown below. A valuation allowance has been recognized to offset the deferred tax assets, as the future realization of such assets is uncertain.

     Deferred tax assets:
       Net operating loss carryforwards                $  8,032,000
       Valuation allowance for deferred tax assets       (8,032,000)
                                                       ------------
       Net deferred tax assets                         $          -
                                                       ============

1st NET TECHNOLOGIES, INC.
and Subsidiaries
Notes to consolidated financial statements


A reconciliation of the statutory tax rates to the Company's provision for income tax expense for the years ended December 31, 2000 and 1999 is as follows:

                                                          2000        1999

     Federal income tax rate                             (34.0)%      (35.0)%
     State income tax rate, net of federal benefit        (5.9)        (5.9)
     Valuation allowance                                  39.9         40.9
                                                         --------------------
                                                             - %          - %
                                                         ====================

9.   Contingencies

The Company is currently involved in disputes with several former employees concerning compensation and termination decisions. Although the outcome of these disputes is indeterminable, management is confident that these matters will be settled favorably. No reserves have been established in connection with these disputes in the accompanying financial statements.

10.  Subsequent event

In January 2001, the Company sold certain operational assets, consisting of a trade name, marketing process, and multimedia properties to a former employee for a note receivable of $200,000 and a 25 percent equity interest in the former employee's new business.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            1st Net Technologies, Inc.



Dated:  April 17, 2001      By:/s/ James H. Watson, Jr.
                               James H. Watson, Jr., Chief Executive Officer Officer and Principal Accounting Officer of the Registrant

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                          Date


/s/ James H. Watson, Jr.                                      April 17, 2001
James H. Watson, Jr.          President, Chief Executive
                              Officer, Chief Financial
                              Officer, Chairman of the
                              Board


/s/ Scott B. Baker                                            April 17, 2001
Scott B. Baker                Senior Vice President Sales,
                              and Marketing and Director


/s/ Scott Quattromani                                         April 17, 2001
Scott Quattromani             Secretary, Treasurer, Chief
                              Operations Officer and Director