Form 10KSB/A
period 1999-12-31
1ST NET TECHNOLOGIES INC
filed 2001-04-20
CIK 1062273

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20594

                               FORM 10-KSB/A
                              AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM ______ TO _______

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

10.17       SSP Management Corp. Asset Purchase Agreement dated
            February 23, 2000 (1)

10.18 Spirit 32 Development Corporation Technology Purchase and Rescission Agreement dated January 14, 2000 (1)

10.19       Children's Technology Group, Inc. Technology Purchase
            Agreement dated March 22, 2000 (1)

10.20       Standard Internet Web Site Development Agreement (1)

10.21       Executive Employment Agreement between 1st Net Technologies, Inc.
             and F. Scott Quattromani (Previously filed)

10.22 Employment Termination Agreement between Mariah Communications, Inc. and Steven J. Santamaria (Previously filed)

10.23 General Release Agreement dated April 13, 2001 between 1st Net Technologies, Inc. and Clifford J. Smith (Previously filed)

10.24 Contribution Agreement between 1st Net Technologies, Inc. and 1st Look Interactive, Inc. (Previously filed)

10.25 Technology Rescission and Stock Purchase and Sale Agreement dated December 28, 2000 between 1st Net Technologies, Inc. and Mariah (Previously filed)

21          Subsidiaries Of 1st Net Technologies, Inc. (1)

-----------------------

(1)  Incorporated by reference to the Registrant's Form 10SB, as amended.

1st NET TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

Independent auditors' report - Cordovano and Harvey, P.C. .........     F-2

Independent auditors' report - Argy & Company .....................     F-3

Consolidated balance sheet, December 31, 2000 .....................     F-4

Consolidated statements of operations, for the years ended
   December 31, 2000 and 1999 .....................................     F-5

Consolidated statements of changes in stockholders' equity,
   for the years ended December 31, 2000 and 1999 .................     F-6

Consolidated statements of cash flows, for the years ended
   December 31, 2000 and 1999 .....................................     F-7

Notes to consolidated financial statements ........................     F-9

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



/s/ Cordovano and Harvey, P.C.
Cordovano and Harvey, P.C.
Denver, Colorado
April 13, 2001

To the Board of Directors and Stockholders
1st Net Technologies, Inc.

                       INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiaries, as of December 31, 1999 (not included separately herein) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Net Technologies, Inc., as of December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The Company is affiliated with other companies in the same line of business, all of which are controlled by a common control group with the ability to influence the volume of business done by the company. As discussed in the notes and the financial statements, the Company and its affiliates have engaged in significant transactions with each other.

The Company has a relatively short history of operations and has experienced losses during the three years ended December 31, 1999. As of December 31, 1999, the Company has an accumulated deficit of $7,314,699. In view of this matter, realization of a portion of some of the recorded amounts in the accompanying financial statements is dependent upon continued operations of the Company and upon the Company's ability to raise funds through debt or equity offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern (see notes to the financial statements). Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                            1st Net Technologies, Inc.



Dated:  April 20, 2001      By:/s/ James H. Watson, Jr.
                               James H. Watson, Jr., Chief Executive Officer Officer and Principal Accounting Officer of the Registrant