Form 10QSB
period 2001-03-31
1ST NET TECHNOLOGIES INC
filed 2001-05-21
CIK 1062273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2001


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
               For the transition period from ______ to ______


                        Commission file number 0-27145



                          1st NET TECHNOLOGIES, INC.
               ----------------------------------------------
               (Name of small business issuer in its charter)



              Colorado                                  33-0756798
---------------------------------------             --------------------
(State or jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                    Identification No.)



                   11415 West Bernardo Court, 2nd Floor
                        San Diego, California 92127
                 ----------------------------------------
                 (Address of principal executive offices)



                              (858) 675-4449
                        --------------------------
                        (Issuer's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 17, 2001, there were 6,900,892 shares of the Registrant's common stock outstanding.

                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Balance Sheets March 31, 2001 (unaudited)............. F-1

      Consolidated Statements of Operations - Three Months Ended
       March 31, 2001 and March 31, 21000 (unaudited).................... F-2

      Consolidated Statements of Cash Flows - Three Months Ended
       March 31, 2001 and March 31, 2000 (unaudited)..................... F-3

      Notes to Consolidated Financial Statements......................... F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... F-6


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................... Part II-1

Item 2.  Changes in Securities..................................... Part II-1

Item 3.  Defaults Upon Senior Securities........................... Part II-2

Item 4.  Submission of Matters to a Vote of Security Holders....... Part II-2

Item 5.  Other Information......................................... Part II-2

Item 6.  Exhibits and  Reports on Form 8-K......................... Part II-2


Signatures......................................................... Part II-3

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

1st NET TECHNOLOGIES, INC.
     and Subsidiaries
CONSOLIDATED BALANCE SHEETS
UNAUDITED


                                                         March 31, 2001
                                                         --------------

ASSETS
Current assets:
     Cash                                                 $     18,538
     Accounts receivable, net of allowance for
       doubtful accounts                                         5,589
     Marketable securities                                      28,965
     Current portion of notes receivable                        93,364
                                                          ------------
     Total current assets                                      146,456

Notes receivable                                               377,588
Property and equipment                                         196,354
Other assets                                                     8,100
                                                          ------------
                                                          $    728,498
                                                          ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Accounts payable and accrued liabilities             $  1,024,585
     Notes payable                                              50,000
     Notes payable and amounts due to related parties           64,800
     Current portion of capital lease obligations               49,458
     Accrued personnel costs                                    96,605
Deferred revenues                                               39,375
Income taxes payable                                             3,200
                                                          ------------
Total current liabilities                                    1,328,023

Long term portion of capital lease obligations                 141,198
                                                          ------------
     Total liabilities                                       1,469,221

Commitments and contingencies

Minority interests in subsidiaries                                   -

Stockholders' equity:
     Common stock                                                6,706
     Common stock warrants                                     275,272
     Additional paid in capital                              8,461,535
     Accumulated deficit                                    (9,513,201)
     Accumulated other comprehensive income                     28,965
                                                          ------------
Total stockholders' equity                                    (740,723)
                                                          ============
                                                          $    728,498
                                                          ------------
See accompanying notes.

1st NET TECHNOLOGIES, INC.
     and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED



                                                               For the three months ended
                                                                 March 31,     March 31,
                                                                   2001          2000
                                                                ----------   -----------

Revenues:
     Technology consulting, user fees and marketing services    $    3,116   $   105,250

Operating expenses                                                 938,159     1,416,112
                                                                ----------   -----------
Loss from operations                                              (935,043)   (1,310,862)
Other income and expense:

     Realized gain on investments sold                              14,832       713,558
     Write-down of restricted security                                   -       (40,000)
     Interest expense                                               (8,195)      (47,722)
     Gain on sale of assets                                              -       535,255
     Interest and other income                                      20,404         9,248
                                                                ----------   -----------
Loss before provision for minority interest in undistributed
     loss of subsidiaries                                         (908,002)     (140,523)

Minority interest in undistributed loss of subsidiaries            100,565           615
                                                                ----------   -----------
Net loss                                                        $ (807,437)  $  (139,908)
                                                                ==========   ===========
Loss per share:
     Basic and diluted                                          $    (0.12)  $     (0.02)
                                                                ==========   ===========

Weighted average common shares outstanding:
     Basic and diluted                                           6,705,892     5,882,821
                                                                ==========   ===========











See accompanying notes.

1st NET TECHNOLOGIES, INC.
     and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                               For the three months ended
                                                                 March 31,     March 31,
                                                                   2001          2000
                                                                ----------   -----------
Operating activities
Net loss                                                        $ (807,437)  $  (139,908)
Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation and amortization                                  20,701        28,848
     Changes in minority interests in subsidiaries                (100,565)         (615)
     Gain on sale of assets                                              -      (535,255)
     Write-off of fixed assets                                      70,482             -
     Realized gain on investments sold                             (14,832)     (713,558)
     Reduction of note payable in exchange for services                  -        (6,018)
     Stock based payments for services and technology                    -       282,500
     Write-down of restricted security                                   -        40,000
     Interest income from accretion of note receivable              17,862        (8,424)
     Changes in operating assets and liabilities:
          Accounts receivable                                       (3,273)       27,498
          Other assets                                              47,744        (8,412)
          Accounts payable and accrued liabilities                 120,719      (126,729)
          Accrued personnel costs                                  (57,127)      250,270
                                                                ----------   -----------
Net cash flows from operating activities                          (705,726)    (909,803)

Investing activities
Additions to property and equipment                                (24,098)         (610)
Changes in marketable securities                                    92,830     1,200,891
Proceeds from issuance of note payable                              25,000             -
Proceeds from payment of notes receivable                           50,000             -
                                                                ----------   -----------
Net cash flows from investing activities                           143,732     1,200,281

Financing activities
Repayments of capital lease obligations                           (12,362)       (18,979)
Repayments of notes payable                                             -       (233,516)
Net proceeds from issuance of common stock by CTG                       -         25,000
Net proceeds from issuance of common stock                         39,506              -
                                                                ----------   -----------
Net cash flows from financing activities                           27,144       (227,495)
                                                                ----------   -----------
Increase in cash                                                 (534,850)        62,983
Cash at beginning of period                                       553,388         12,873
                                                                ---------    -----------
Cash at end of period                                           $  18,538    $    75,856
                                                                =========    ===========

See accompanying notes.

1st NET TECHNOLOGIES, INC.
     and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1.  Organization

1st Net Technologies, Inc. (the "Company") is primarily in the Internet commerce and services business.

The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a portion of the assets in the accompanying financial statements is dependent upon future profitable operations of the Company, or the realization of sufficient funds from the sales of investment securities held, or upon the Company's ability to raise funds through future debt or equity offerings. Management believes that actions presently being taken will provide the opportunity for the Company to continue as a going concern and has therefore prepared the financial statements accordingly.

2.  Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, SSP Management Corp. ("SSP") and Children's Technology Group, Inc. ("CTG"). These acquisitions were accounted for in a manner similar to a pooling-of-interests. Intercompany transactions and balances were eliminated in consolidation.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, included in 1st Net Technologies, Inc.'s Form 10-KSB, as reported to the Securities and Exchange Commission. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 2001. Certain reclassifications have been made to conform prior years' data to the current period presentation.

3.  Earnings per share

Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic loss per share is computed

1st NET TECHNOLOGIES, INC.
     and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. All of the Company's common stock equivalents were anti-dilutive for the three months ended March 31, 2001 and 2000.

4.  Related party transactions

On February 16, 2001 the Company borrowed $25,000 from APJW, Inc., a Colorado corporation, whose sole shareholder is Mr. James H. Watson, Jr., the Company's Chief Executive Officer. The loan was made pursuant to the terms of a Promissory Note approved by the non-interested members of the Company's Board of Directors

5.  Warrants, stock options and employee stock grants.

As of December 31, 2000 there were 6,555,892 shares of the Company's common stock outstanding and warrants to purchase an additional 275,572 shares of the Company's common stock. As of March 31, 2001 there were 6,740,892 shares of the Company's common stock outstanding and warrants to purchase an additional 800,272 shares of the Company's common stock.

On January 5, 2001, the Company issued Clifford J. Smith, the Company's former President, warrants to purchase 100,000 shares of common stock at $0.50 per share pursuant to the terms of a Settlement and Release Agreement.

On January 10, 2001, the Company granted warrants to purchase 525,000 shares of common stock at $3.00 per share to four related parties (300,000 to Entrepreneur Investments, LLC; 25,000 to Jeffrey M. Chatfield; 100,000 to Gregory D. Writer, Jr.; and 100,000 to Clifford J. Smith). These warrants were issued in satisfaction of a Stock Option Agreement with each of the respective parties which was agreed to in January, 1999, however, executed copies of the Stock Option Agreement were not subsequently delivered to the parties. The Stock Option Agreement with each of the parties was rescinded in exchange for the warrants. The terms and conditions of the warrants are identical to the terms and conditions of the Stock Option Agreement. The warrants expire January 10, 2004.

On, March 31, 2001, the Company authorized a grant of 25,000 shares of common stock to F. Scott Quattromani, the Company's Chief Operating Officer, in accordance with the terms of the Employment Agreement between the Company and Mr. Quattromani.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks and Uncertainties." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements.
You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

1st Net Technologies, Inc. (the "Company" or "1st Net") derives its revenue from services provided to the Internet and multi-media industries. Many of 1st Net's services are billed on an hourly rate based upon a project specification document developed in association with the client. Fees for other services vary, based on the type of service and client.

The Company maintains two subsidiary corporations:

1. SSP Management Corp.: In January 1999, we acquired a 100% interest in SSP Management Corp., a Colorado corporation, from a private company that is considered a related party.

2. Children's Technology Group, Inc.: In May 1999, we acquired a controlling interest in Children's Technology Group, Inc. ("CTG") (formerly Tummy Busters, Inc.), a Nevada corporation. The business model of CTG is to build a safe and enjoyable Internet community for children on-line.

Our historical financial information contained in this Quarterly Report on Form 10-QSB is that of 1st Net Technologies, Inc. and its subsidiary corporations on a consolidated basis.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2001 COMPARED TO FIRST
QUARTER OF 2000

     Revenues

The Company's revenues from technology consulting, user fees and marketing services during the first quarter of 2001 declined $102,134 to $3,116, or 97% from the same quarter during the prior year. The decline in revenues was a result of a shift in the focus of the Company from web site development and related operations to the development of the Company's EnvoyMail product and eMarketing services.

     Operating expenses

Operating expenses consist of product development, marketing and administrative expenses. The total of these expenses decreased $477,953 to $938,159, or 33.8% from the prior year's level. Significant reductions in the levels of expenses for both SSP and 1st Net were a result of the elimination of expenses related to assets which were sold in 2000. The savings were offset by increases in the total expenses of CTG in comparison to the first quarter of 2000.

     Other income and expense

Interest expense totaled declined $39,527 to $8,195, or 82.8% compared to the first quarter of 2000. The interest expense arose primarily in connection with capital lease equipment financing.

The Company will recognize additional gains from the sale of certain assets conducted in 2000 as the proceeds are received on the notes receivable from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer.

Other income totaling $35,236 was primarily the result of gain on investments sold and interest on other investments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001 the Company had $146,456 in total current assets and equity of $(740,722) with which to pay its obligations. The Company is presently engaged in efforts to obtain additional outside capital in order to increase the Company's liquidity and capital resources.

Our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through March 31, 2001, we expended significant effort and committed substantial resources toward our continued development of CTG's Crayon Crawler and 1st Net's EnvoyMail product lines. Management believes that these investments will begin showing a return to the Company in the future in the form of increased revenues. However, we are unable to predict with any degree of certainty, the future results of our operations, and accordingly, make no assurance as to future cash flows from these products.

At March 31, 2001, the Company had cash in the amount of $18,538. CTG's portion of this cash totaled $16,033 at March 31, 2001. 1st Net owned 59.8% of the outstanding common stock of CTG as of March 31, 2001.

On a going forward basis, 1st Net and its 100% owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. However, it is impossible to ascertain the actual value that will be eventually realized by the Company when these securities are sold.

Management believes that the current private offering of restricted stock, plus proceeds from the sale of investments held, in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next nine months.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. If any of these or other risks actually occur, the trading price of our common stock could decline further, and you may lose all or part of your investment. We have a history of losses and, absent the realized gains on securities held and sold and the sale of assets during the year 2000 and the first quarter of 2001, we would have suffered a significantly greater loss than the $189,235 incurred year to date. Also, because we expect our operating expenses to increase in the future, we may never be profitable. We had an accumulated deficit of $807,437 at March 31, 2001. We expect to continue to incur significant net losses until we are able to generate sufficient revenues from 1st Net's EnvoyMail product and/or CTG's community based web browser-related products and services. While we are unable to accurately predict our future operating expenses, we currently expect these expenses to increase substantially, as we implement the following strategies:

     * expand our selling and marketing activities;
     * increase our development efforts to upgrade existing and develop new product and technologies;
     * upgrade our operational and financial systems, procedures and controls; and hire additional necessary personnel.

You should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of existing products. However, we cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of existing products. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

We currently sell our products both indirectly and directly. At present we primarily market 1st Net's EnvoyMail product with our internal sales force. Due to the new nature of the product, its market potential is uncertain. Also, if we are not able to attract and retain effective sales personnel, our prospects for realizing profits from the licensing of EnvoyMail will be diminished.

We face increasing competition from better-established companies that may have significantly greater resources, which could prevent us from increasing revenue or achieving profitability. The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of either EnvoyMail or CTG's community based browsers to achieve or maintain more widespread market acceptance. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have initiated litigation against Millennium Financial Publishing, LLC ("MFP") in Littleton, Colorado based on the failure MFP to make payments on certain promissory notes held by of SSP Management Corp in connection with the sale of various assets of SSP to MFP. Although management believes that we have a valid and enforceable claim, we cannot be certain about the ultimate resolution of the case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) The following securities were sold in the quarter ended March 31, 2001 without registration under the Securities Act of 1933, as amended:

      Common Stock:
      ------------

          On February 21, 2001, we sold 100,000 shares of our common stock to Daniel A. Nye, a Colorado resident, for total consideration of $25,000 cash.

          On March 16, 2001, we sold 40,000 shares of our common stock to Kirk J. Eberl, a Colorado resident, for total consideration of $10,000 cash.

          The securities, which were issued pursuant to the transactions set forth above, were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and/or access to material information regarding 1st Net. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

      Warrants, Stock Options and Employee Stock Grants:
      -------------------------------------------------

          On January 5, 2001, the Company issued Clifford J. Smith, the Company's former President, warrants to purchase 100,000 shares of common stock at $0.50 per share pursuant to the terms of a Settlement and Release Agreement.

          On January 10, 2001, the Company granted warrants to purchase 525,000 shares of common stock at $3.00 per share to four individuals who are either officers or former employees of the Company. The warrants expire January 10, 2004.

                                  Part II-1

          On, March 31, 2001, the Company authorized a grant of 25,000 shares of common stock to F. Scott Quattromani, the Company's Chief Operating Officer, in accordance with the terms of the Employment Agreement between the Company and Mr. Quattromani.

     (b)   Not applicable.

     (c) On March 28, 2001, we dismissed Argy & Company as our principal accountant. The decision to change accountants was approved by our Board of Directors. Neither of the reports of Argy & Company on our financial statements for each of the past two fiscal years ended December 31, 1999 and December 31, 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report modified as to uncertainty, audit scope or accounting principles.

     (d)   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

ITEM 4.  OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three months ended March 31, 2001

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







                                 Part II-2

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    1st NET TECHNOLOGIES, INC.



Dated: May 14, 2001                 By:  /s/ James H. Watson, Jr.
                                         -----------------------------------
                                         James H. Watson, Jr.
                                         Principal Executive Officer and
                                          Principal Accounting Officer of the
                                          Registrant





























                                   Part II-3