Form 10-Q
period 2001-06-30
1ST NET TECHNOLOGIES INC
filed 2001-08-29
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the quarterly period ended June 30, 2001

[  ]            TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the transition period from ______ to ______

Commission file number 0-27145

1st NET TECHNOLOGIES, INC.
 (Name of small business issuer in its charter)

Colorado	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11415 West Bernardo Court, 2nd Floor San Diego, California 92127
(Address of principal executive offices)
(858) 675-4449
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

As of August 9, 2001, there were 6,945,892 shares of the Registrant's common stock outstanding.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements............................................................................
Condensed Consolidated Balance Sheets June 30, 2001(unaudited)...................		F-1
Condensed Consolidated Statements of Operations June 30, 2001 (unaudited)		F-2
Condensed Consolidated Statements of Cash Flows – Three Months Ended June 30, 2001 and June 30, 2001 (unaudited)............................................................		F-3
Notes to Condensed Consolidated Financial Statements.....................................		F-4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations......................................................................................	F-6
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings...............................................................................	Part II-1
Item 2.	Changes in Securities...........................................................................	Part II-1
Item 3.	Defaults Upon Senior Securities...........................................................	Part II-1
Item 4.	Submission of Matters to a Vote of Security Holders............................	Part II-1
Item 5.	Other Information................................................................................	Part II-1
Item 6.	Exhibits and Reports on Form 8-K......................................................	Part II-1

Signatures...............................................................................................................		Part II-2

PART I - FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS
1st NET TECHNOLOGIES, INC. AND SUBSIDIARY
and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

June 30, 2001

ASSETS

Current assets:
Cash	$ 8,490
Accounts receivable, net	8,325
Marketable securities	1,419
Current portion of notes receivable	93,364

Total current assets	111,598

Notes receivable	377,588

Property and equipment, net	127,577

Other assets	7,600

$ 624,363

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 454,744
Notes payable	50,000
Notes payable and amounts due to related parties	50,800
Current portion of capital lease obligations	48,467
Accrued personnel costs	156,352
Deferred revenues	23,750
Income taxes payable	3,200

Total current liabilities	787,313

Long term portion of capital lease obligations	113,210
Deferred credits from acquisition of CTG,
net of accumulated amortization of $ and $29,504	-

Total liabilities	900,523

Commitments and contingencies	-

Stockholders' equity (Note 3):
Preferred stock	-
Common stock	6,946
Common stock warrants	175,797
Additional paid in capital	5,406,168
Accumulated deficit	(5,681,101)
Accumulated other comprehensive income	(183,970)

Total stockholders' equity	(276,160)

$ 624,363

See accompanying notes.

F-2

1st NET TECHNOLOGIES, INC. AND SUBSIDIARY
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
		Restated *		Restated *

Revenues:
Technology consulting, user fees and

Total revenues	247,099	1,760,113	247,099	1,760,113
marketing services	$ 33,920	$ 25,444	$ 37,036	$ 73,103

Stock-based compensation	-	-	6,775	-
Other operating expenses	91,244	341,840	235,251	1,373,105

Loss from operations	(57,324)	(316,396)	(204,990)	(1,300,002)

Other income and expense:
Realized gain/(loss) on investments sold	(20,812)	441,264	(5,980)	1,154,822
Unrealized loss on investments held	-	-	(64,961)	(40,000)
Loss on write-down of investments	(794,152)	-	(794,152)	-
Interest expense	(10,587)	(3,892)	(18,782)	(51,607)
Gain on sale of assets	-	-	-	535,255
Loss on disposal of property and equipment	-		-
Loss on disposal of property and equipment	-	-	-	(9,390)
Interest and dividend income	-	21,272	130	29,737

Loss before provision for income taxes	(882,875)	142,248	(1,088,735)	318,815

Provision for income taxes	-	(5,102)	-	(5,102)

Net loss	$ (882,875)	$ 137,146	$ (1,088,735)	$ 313,713

Basic and diluted loss per share	$ (0.13)	$ 0.02	$ (0.16)	$ 0.05

Weighted average common shares outstanding:
Basic and diluted	6,873,631	6,003,700	6,738,779	5,943,260

* See Note 1

See accompanying notes.

F-2

1st NET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended
	June 30,
	2001	2000
		Restated *

Net cash flows used in operating activities	$ (715,042)	$ 525,477

Investing activities
Additions to property and equipment	(24,250)	(25,517)
Proceeds from payment of notes receivable	100,000	-

Net cash flows provided by investing activities	75,750	(25,517)

Financing activities
Repayments of capital lease obligations	(12,362)	(37,029)
Additions to notes payable	35,000	-
Repayments of notes payable	(22,750)	(268,516)
Net proceeds from issuance of common stock	94,506	-
Net proceeds from issuance of preferred stock and warrants	-	-

Net cash flows provided by financing activities	94,394	(305,545)

Change in cash	(544,898)	194,415

Cash at beginning of period	553,388	12,873

Cash at end of period	$ 8,490	$ 207,288

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,100	$ 51,082
Income taxes	$ -	$ -

* See Note 1

F-4

1st NET TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 2000 and should be read in conjunction with the notes thereto.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SSP Management Corp. (“SSP”).  Intercompany transactions and balance were eliminated in consolidation.

Prior to the quarter to which this quarterly report relates, the Company accounted for its investment in Children’s Technology Group, Inc. (“CTG”) in accordance with Accounting Principle Board (“APB”) Opinion No. 16.  Under this method, the Company consolidated CTG’s financial statements with its own.  During the quarter ended June 30, 2001, CTG issued additional shares of its common stock to the public resulting in a change in the Company’s ownership.  Because of the change in ownership, the Company no longer has a controlling interest in CTG.  In addition, the Company no longer has any influence over the affairs of CTG.  Accordingly, as of June 30, 2001, the Company accounts for its ownership of 3,992,614 shares of CTG’s common stock at cost.  The investment in CTG common stock was written down to $-0-, resulting in a loss of $794,152 for the three and six months ended June 30, 2001.

In accordance with APB No. 20, the financial statements have been restated to show financial information for the new reporting entity for all periods presented.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a net capital deficit at June 30, 2001 and a loss of $5,681,101 since inception.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Realization of a portion of the Company’s assets in the accompanying condensed consolidated financial statements is dependent upon the continued operation of the Company.  In order to continue operations, the Company must raise additional funds by incurring new debt, raising new equity, or liquidating investment securities held. These factors, among others, may indicate that the Company will be unable to continue as a going concern.  Management believes the actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern.

Interim financial data presented herein are unaudited.

Note 2: Related party transactions

On February 16, 2001, APJW, Inc., an affiliate company, loaned the Company $25,000 in exchange for a promissory note.  The promissory note carries an interest rate of one percent per month and matures on demand.  The Company repaid $15,000 of the note on June 6, 2001.  The sole shareholder of APJW, Inc. is the Company’s Chief Executive Officer.

On April 20, 2001, the affiliate loaned the Company $10,000 in exchange for a promissory note.  The promissory note carries an interest rate of one percent per month and matures on demand.

The Company paid $1,500 of interest expense on the two notes on June 6, 2001.

Note 3:  Common stock

Warrants

On January 10, 2001, the Company granted warrants to purchase 525,000 shares of common stock at $3.00 per share to four related parties as follows:

Related Party	Warrants
Entrepreneur Investments, LLC	300,000
Jeffery M. Chatfield	25,000
Gregory D. Writer, Jr.	100,000
Clifford J. Smith	100,000
525,000

These warrants were issued in satisfaction of a stock option agreement with each of the respective parties, which was agreed to in January 1999; however, executed copies of the stock option agreement were not subsequently delivered to the parties.  The stock option agreement with each of the parties was rescinded in exchange for the warrants.  The warrants vested as of the grant date and expire on January 10, 2004.

On June 30, 2001, the Company issued 25,000 shares of its common stock in exchange for the rescission of warrants granted to purchase 100,000 shares of the Company’s common stock.

Following is a schedule of changes in the Company’s outstanding warrants for the six months ended June 30, 2001:

Warrants
Balance, January 1, 2001.................................................	275,572
Granted............................................................................	525,000
Exercised........................................................................….	-
Cancelled............................................................................	(100,000)
Balance, June 30, 2001.................................................	700,572

Stock-based compensation

The Company recorded stock-based compensation totaling $525 for the 525,000 warrants granted on January 10, 2001.  The Company has accounted for the warrants under the fair value method in accordance with Statement of Financial Accounting Standard No. 123.  The fair value for these warrants was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate...........................	5.80%
Dividend yield......................................	0.00%
Volatility factor.....................................	50.00%
Weighted average expected life............	3 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.  However, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

Common stock

On February 21, 2001, the Company sold 100,000 shares of its common stock to an unrelated third party for $25,000 ($.25/share).

On March 12, 2001, the Company sold 20,000 shares of its common stock to an unrelated third party for $5,000 ($.25/share).

On March 19, 2001, the Company sold 40,000 shares of its common stock to an unrelated third party for $10,000 ($.25/share).

On March 31, 2001, the Company issued 25,000 shares of its common stock to an employee in accordance with the terms of an employment agreement.  The fair value of the common stock on the transaction date was determined as $.25 per share based on contemporaneous stock sales.  Stock-based compensation of $6,250 was recognized in the accompanying condensed consolidated financial statements for the six months ended June 30, 2001.

On April 5, 2001, the Company sold 60,000 shares of its common stock to an unrelated third party for $15,000 ($.25/share).

On April 10, 2001, the Company sold 20,000 shares of its common stock to an unrelated third party for $5,000 ($.25/share).

On April 16, 2001, the Company sold 20,000 shares of its common stock to an unrelated third party for $5,000 ($.25/share).

On April 26, 2001, the Company sold 40,000 shares of its common stock to an unrelated third party for $10,000 ($.25/share).

On May 8, 2001, the Company sold 20,000 shares of its common stock to an unrelated third party for $5,000 ($.25/share).

On May 22, 2001, the Company sold 20,000 shares of its common stock to an unrelated third party for $5,000 ($.25/share).

On June 28, 2001, entered into an agreement with CTG whereby the Company agreed to sell 250,000 shares of CTG common stock back to CTG for $25,000.

  Following is a schedule of changes in shareholders’ deficit for the six months ended June 30, 2001:

						Accumulated Other Comprehensive Income/(Loss)
				Additional Paid-in Capital	Accumulated Deficit		Total
	Common Stock		Common Stock Warrants
	Shares	Par Value
Balance, January 1, 2001	6,555,892	$6,556	$275,272	$8,422,179	($8,705,764)	$11,285	$9,528
Warrants issued in satisfaction
of stock option agreement…	-	-	525	-	-	-	525
Shares sold to unrelated third
parties at $.25 per share…	340,000	340	-	84,660	-	-	85,000
Shares issued in exchange for
services in accordance with
employment agreement	25,000	25	-	6,225			6,250
Shares issued in exchange for
rescission of warrants…	25,000	25	(100,000)	99,975	-	-	-
Removal of CTG balances
from previously consolidated
figures…….	-	-	-	(3,206,871)	4,113,398	-	906,527
Comprehensive loss:
Net loss……..					(1,088,735)	-	(1,088,735)
Unrealized loss on investments
held for sale, net of realized
gains and losses…….	-	-	-	-	-	(195,255)	(195,255)
Balance, June 30, 2001	6,945,892	$6,946	$175,797	$5,406,168	($5,681,101)	(183,970)	(276,160)

Note 6:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during the six months ended June 30, 2001, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.  In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks and Uncertainties."  You should carefully review the risks described in other documents we file rom time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2001.  When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2001 COMPARED TO SECOND QUARTER OF 2000

              Revenues

  The Company's revenues from technology consulting, user fees and marketing services during the second quarter of 2001 increased $8,476 to $33,920, or 25% from the same quarter during the prior year.  The increase in revenues was a result of increased sales of the Company's EnvoyMail product and eMarketing services.

              Operating Gain/Loss

  Loss from operations was reduced Qtr. over Qtr. from ($316,396) in 2000 to ($57,324) in 2001. Our Net Loss for the quarter rose to ($882,875) from a gain of $137,146, or 644% from the same quarter during the prior year. This was a direct result of our write down to $0 of the CTG asset.

              Other income and expense

  The Company expects to recognize additional gains from the sale of certain assets conducted in 2000 as the proceeds are received on the notes receivable from the respective buyers.  The Company has chosen to recognize the gain on sale of the newsletter(s) in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s).

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 2001 the Company had $111,598 in total current assets and total shareholders equity of ($276,160) with which to pay its obligations. During this reporting period, the Company had been involved in a best efforts financing in order to increase the Company's liquidity and capital resources, however, management has make a decision to suspend the offering at this time. The Company may elect to resume this offering at some point in the future.

  In the past, our greatest need for cash is payment of salaries and benefits to our employees and fees to our outside consultants. Through June 30, 2001, we expended significant effort and committed substantial resources toward our continued development of the EnvoyMail product.  Management is uncertain, at this time, whether that these investments, and the resulting EnvoyMail product, will ever provide revenue sufficient to maintain/sustain its operations.

  At June 30, 2001, the Company had cash on hand in the amount of $8,490.00

  On a going forward basis, 1st Net and its wholly owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities.  However, it is impossible to ascertain the actual value that will be eventually realized by the Company when these securities are sold.

  Management is uncertain whether the current private offering of restricted stock, plus proceeds from the sale of investments held, in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next three months.

  RISKS AND UNCERTAINTIES

  The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  If any of these or other risks actually occurs, the trading price of our common stock could decline further, and you may lose all or part of your investment.  We have a history of losses and, absent the realized gains on securities held and sold and the sale of assets during the year 2000 and the first two quarters of 2001, we would have suffered a significantly greater operating loss than the ($204,990) we have incurred year to date.  And, even though we expect our operating expenses to decrease in the future, we may never be profitable.  We had an accumulated deficit of ($5,865,071) at June 30, 2001.  Unless we are able to see a significant increase in revenues from our EnvoyMail product during the next quarter, we may well be forced to suspend current operations and the future development of the EnvoyMail product.

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

  We currently sell our products both indirectly and directly.  At present we primarily market 1st Net's EnvoyMail product through an internal sales force.  Due to the new nature of the product, its market potential is uncertain.  Also, if we are not able to attract and retain effective sales personnel, our prospects for realizing profits from the licensing of EnvoyMail will be diminished.

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

PART II: OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    During the quarter ended June 30, 2001, the Company sold a total of 180,000 shares of its common stock at $0.25 per share in five separate private transactions.  All of the shares issued were restricted securities.

  (b)   Not applicable.

  (c)    Not applicable.

  (d)   Not applicable.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  No events occurred during the quarter covered by this Quarterly Report that would require response to this item.

  ITEM 4.  OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the three months ended June 30, 2001

  ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

  None.

              (b) Reports on Form 8-K

None.

SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

1st NET TECHNOLOGIES, INC.
Dated: August 27, 2001	By: /s/ James H. Watson, Jr.
James H. Watson, Jr.
Its: Principal Executive Officer and Principal Accounting Officer of the Registrant