Form 10QSB
period 2001-09-30
1ST NET TECHNOLOGIES INC
filed 2001-11-14
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 2001

[] TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ______ to ______


                         Commission file number 0-27145


                           1st NET TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Colorado                                      33-0756798
------------------------------              ------------------------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


                             1869 W. Littleton Blvd.
                               Littleton, CO 80120
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (303) 738-8994
                           --------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2001 there were 6,945,892 shares of the Registrant's common stock outstanding.

FORM 10-QSB
3RD QUARTER
                                                                   INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Financial Statements

Condensed consolidated balance sheet - September 30, 2001 (Unaudited) .......  3

Condensed consolidated statements of operations - Three and
     nine months ended September 30, 2001 (Unaudited) and
     2000 (Unaudited) .......................................................  4
Condensed consolidated statements of cash flows - Nine months ended
     September 30, 2001 (Unaudited) and 2000 (Unaudited) ....................  5

Notes to condensed consolidated financial statements (Unaudited) ............  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 11
Item 2.  Changes In Securities .............................................. 12
Item 3.  Defaults Upon Senior Securities .................................... 12
Item 4.  Submission of Matters To A Vote of Security Holders ................ 12
Item 5.  Other Information .................................................. 12
Item 6.  Exhibits and Reports on Form 8-K ................................... 12

Signatures .................................................................. 13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   1st NET TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                              September 30, 2001

      ASSETS

Current assets:
    Cash ................................................   $       866
    Accounts receivable, net ............................         7,355
    Marketable securities ...............................         9,966
                                                            -----------

    Total current assets ................................        18,187

Note receivable .........................................       470,952

Property and equipment, net .............................        18,734

Other assets ............................................         8,099
                                                            -----------

                                                            $   515,972
                                                            ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities ............   $   500,282
    Notes payable .......................................        19,500
    Notes payable and indebtness to related parties .....        93,406
    Capital lease obligations ...........................       148,495
    Accrued personnel costs .............................       113,814
    Deferred revenues ...................................        11,250
    Income taxes payable ................................         3,200
                                                            -----------

    Total current liabilities ...........................       889,947

Commitments and contingencies ...........................          --

Stockholders' deficit:
    Preferred stock .....................................          --
    Common stock ........................................         6,946
    Common stock warrants ...............................       175,797
    Additional paid in capital ..........................     5,406,167
    Accumulated deficit .................................    (5,778,915)
    Accumulated other comprehensive income ..............      (183,970)
                                                            -----------

    Total stockholders' deficit .........................      (373,975)
                                                            -----------

                                                            $   515,972
                                                            ===========

See accompanying notes to unaudited condensed consolidated financial statements

       1st NET TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED)

                                                              For the Three Months Ended    For the Nine Months Ended
                                                                     September 30,                 September 30,
                                                              --------------------------    --------------------------
                                                                 2001           2000           2001           2000
                                                              -----------    -----------    -----------    -----------
                                                                              *Restated                     *Restated

Revenues:
    Technology consulting, user fees and marketing services   $    17,284    $    64,886    $    54,320    $   218,229


Expenses:
    Selling, general and administrative expenses ..........       137,252      1,413,782        372,503      3,975,893
    Stock-based compensation ..............................          --             --            6,775           --
                                                              -----------    -----------    -----------    -----------

Loss from operations ......................................      (119,968)    (1,348,896)      (324,958)    (3,757,664)

Other income and expense:
    Realized/unrealized gain on investments, net ..........        55,495         54,285         49,515      1,209,107
    Interest and dividend income ..........................         1,518         24,566          1,648         48,533
    Gain on sale of assets ................................          --          100,000           --          835,359
    Unrealized loss on investments held ...................          --             --          (64,961)       (40,000)
    Impairment loss .......................................       (73,420)          --         (867,572)          --
    Interest expense ......................................        (3,037)       (11,217)       (21,819)       (64,536)
                                                              -----------    -----------    -----------    -----------

Loss before provision for income taxes ....................      (139,412)    (1,181,262)    (1,228,147)    (1,769,201)

Provision for income taxes ................................          --             --             --           (5,902)
                                                              -----------    -----------    -----------    -----------

Net loss ..................................................   $  (139,412)   $(1,181,262)   $(1,228,147)   $(1,775,103)
                                                              ===========    ===========    ===========    ===========


Basic and diluted loss per share ..........................   $     (0.02)   $     (0.20)   $     (0.18)   $     (0.30)
                                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
    Basic and diluted .....................................     6,945,892      6,010,069      6,807,817      5,987,545
                                                              ===========    ===========    ===========    ===========


*Restated due to CTG investment (see Note 1)

See accompanying notes to unaudited condensed consolidated financial statements

                   1st NET TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                      2001         2000
                                                                                   ---------    ---------
                                                                                                *Restated

Net cash flows used in operating activities ....................................   $(747,666)   $ 382,039

Investing activities
     Additions to property and equipment .......................................     (24,250)     (51,180)
     Proceeds from payment of notes receivable .................................     100,000       85,000
     Sale of CTG common stock owned ............................................      25,000         --
                                                                                   ---------    ---------

Net cash flows provided by investing activities ................................     100,750       33,820

Financing activities
     Repayments of capital lease obligations ...................................     (12,362)     (55,240)
     Proceeds from notes payable ...............................................      35,000         --
     Repayments of notes payable ...............................................     (22,750)    (316,172)
     Net proceeds from issuance of common stock ................................      94,506         --
                                                                                   ---------    ---------

Net cash flows provided by (used in) financing activities ......................      94,394     (371,412)
                                                                                   ---------    ---------

Change in cash .................................................................    (552,522)      44,447

Cash at beginning of period ....................................................     553,388       12,873
                                                                                   ---------    ---------

Cash at end of period ..........................................................   $     866    $  57,320
                                                                                   =========    =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest ................................................................   $   2,100    $  51,082
                                                                                   =========    =========
       Income taxes ............................................................   $    --      $    --
                                                                                   =========    =========

*Restated due to CTG investment (see Note 1)


See accompanying notes to unaudited condensed consolidated financial statements

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

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SSP Management Corporation ("SSP"). Intercompany transactions and balance were eliminated in consolidation.

         Prior to the quarter to which this quarterly report relates, the Company accounted for its investment in Children's Technology Group, Inc. ("CTG") in accordance with Accounting Principle Board ("APB") Opinion No. 16. Under this method, the Company consolidated CTG's financial statements with its own. As of June 30, 2001, the Company began accounting for its investment in CTG at cost due to change in control in CTG (see Note 2). In accordance with APB No. 20, the financial statements have been restated to show financial information for the new reporting entity for all periods presented.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a net capital deficit at September 30, 2001 and a loss of $5,778,915 since inception.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Realization of a portion of the Company's assets in the accompanying condensed consolidated financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds by incurring new debt, raising new equity, or liquidating investment securities held. These factors, among others, may indicate that the Company will be unable to continue as a going concern. Management believes the actions presently being taken and current revenues being generated will provide the opportunity for the Company to continue as a going concern.

         Interim financial data presented herein are unaudited.

Note 2:  Related party transactions

         On February 16, 2001, APJW, Inc., an affiliate company, loaned the Company $25,000 in exchange for a promissory note. The promissory note carries an interest rate of one percent per month and matures on demand. The Company repaid $15,000 of the note on June 6, 2001. The sole shareholder of APJW, Inc. is the Company's Chief Executive Officer. 6

         On April 20, 2001, the affiliate company loaned the Company $10,000 in exchange for a promissory note. The promissory note carries an interest rate of one percent per month and matures on demand.

         The Company paid $1,500 of interest expense on the two notes on June 6, 2001.

         During the quarter ended June 30, 2001, CTG issued additional shares of its common stock to the public resulting in a change in the Company's ownership. Additionally, the Company returned 775,000 shares of CTG stock in exchange for $25,000 and 800,000 shares of the Company's common stock, owned by CTG and CTG's officer, on June 30, 2001. Because of the change in CTG's ownership, the Company no longer has a controlling interest in CTG. In addition, the Company no longer has any influence over the affairs of CTG. Accordingly, as of June 30, 2001, the Company began accounting for its ownership of 3,195,114 shares of CTG's common stock at cost. The investment in CTG common stock was written down to $-0-, resulting in a loss of $794,152 during the quarter ended June 30, 2001.

Note 3:  Property and equipment

         During the three months ended September 30, 2001, the Company exchanged the majority of its property and equipment to a third party vendor for accrued rent expense in the amount of $60,000. As of September 30, 2001, the property and equipment owned by the Company consists of computer equipment in the amount of $30,656 and associated accumulated depreciation in the amount of $11,922.

Note 4:  Common stock

         Warrants

         On January 10, 2001, the Company granted warrants to purchase 525,000 shares of common stock at $3.00 per share to four related parties as follows:

               Related Party                        Warrants
               Entrepreneur Investments, LLC        300,000
               Jeffery M. Chatfield                  25,000
               Gregory D. Writer, Jr.               100,000
               Clifford J. Smith                    100,000
                                                   ---------
                                                    525,000
                                                   =========

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

         On June 30, 2001, the Company issued 25,000 shares of its common stock in exchange for the rescission of warrants granted to purchase 100,000 shares of the Company's common stock.

Following is a schedule of changes in the Company's outstanding warrants for the nine months ended September 30, 2001:

                                              Warrants
Balance, January 1, 2001                       275,572
  Granted                                      525,000
  Exercised                                          -
  Cancelled                                   (100,000)
                                             ----------
Balance, September 30, 2001                    700,572
                                             ==========

         Stock-based compensation

         The Company recorded stock-based compensation totaling $525 for the 525,000 warrants granted on January 10, 2001. The Company has accounted for the warrants under the fair value method in accordance with the Statement of Financial Accounting Standard No. 123.

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

         On March 31, 2001, the Company issued 25,000 shares of its common stock to an employee in accordance with the terms of an employment agreement. The fair value of the common stock on the transaction date was determined as $.25 per share based on contemporaneous stock sales. Stock-based compensation of $6,250 was recognized in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2001.

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

         On June 28, 2001, entered into an agreement with CTG whereby the Company agreed to:

          1.   Sell 250,000 shares of CTG common stock back to CTG for $25,000;
          2. Exchange 525,000 of CTG common stock (held by the Company) for 525,000 shares of the Company's common stock (held by CTG); 3. Return to treasury 175,000 shares of the Company's common stock held by the Chief Executive Officer of CTG.

         The share exchange and the return to treasury transaction has not been consummated as of the quarter ended September 30, 2001.

         Following is a schedule of changes in shareholders' deficit for the nine months ended September 30, 2001:


                                                                                                            Accum.
                                          Common stock           Common      Additional                      Comp.
                                      ---------------------      Stock       Paid-in       Accumulated      Income/
                                       Shares      Par Value    Warrants      Capital        Deficit         (Loss)       Total
                                      ---------     -------     --------     ----------    -----------     ---------   ----------
Balance, January 1, 2001              6,555,892     $ 6,556     $275,272     $8,422,179    $(8,705,764)     $ 11,285      $ 9,528
Warrants issued in satisfaction
  of stock option agreement                   -           -          525              -              -             -          525
Shares sold to unrelated third
  parties at $.25 per share             340,000         340            -         84,660              -             -       85,000
Shares issued in exchange for
  services in accordance with
  employment agreement                   25,000          25            -          6,225              -             -        6,250
Shares issued in exchange for
  rescission of warrants                 25,000          25     (100,000)        99,975              -             -            -
Removal of CTG balances
  from previously consolidated
  figures                                     -           -            -     (3,206,872)     4,154,996             -      948,124
Comprehensive loss:
  Net loss                                    -           -            -              -     (1,228,147)            -   (1,228,147)
  Unrealized loss on investments
    held for sale, net of realized
    gains and losses                          -           -            -              -              -      (195,255)    (195,255)
                                      ---------     -------     --------     ----------    -----------     ---------   ----------
      Balance, September 30, 2001     6,945,892     $ 6,946     $175,797     $5,406,167    $(5,778,915)    $(183,970)   $(373,975)
                                      =========     =======     ========     ==========    ===========     =========   ==========

Note 6:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks and Uncertainties." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

1st Net Technologies, Inc. (the "Company") has primarily been in the Internet commerce and services business since its inception in 1997. During three months ended September 30, 2001, the Company's Board of Directors decided to suspend its existing California operations and move the Company's headquarter back to Colorado, its state of incorporation. With the closing of its California operations, the Company maintains no business operations.

Additionally, the Company has retained the services of a Corporate Reorganization Specialist in order to determine the best course of action to provide the Company with opportunities to remain as a going concern. No definitive decision has been made with regard to the course of action. It is anticipated, however, that the Company may need to seek protection from its creditors through a Chapter 11 reorganization filing at some point in the future.

Our historical financial information contained in this Quarterly Report on Form 10-QSB is that of 1st Net Technologies, Inc. and its subsidiary corporations, SSP Management Corp. and is presented on a consolidated basis, where necessary. The prior year comparative information has been restated due to a change of accounting method for the Company's investment in CTG.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

The Company's revenues from technology consulting, user fees and marketing services during the nine months ended September 30, 2001 declined $163,909 to $54,320, or 75% from the same period during the prior year. The decline in revenues was a result of poor economic conditions in the Internet sector as well as the Company's inability to generate new customer interest.

Operating gain/loss

Operating expenses during the nine months ended September 20, 2001 decreased $3,596,615 to $379,278, or 90%, compared to the same period in 2000. Loss from operations decreased $3,432,706 to ($324,958), or 91% during the nine months ended September 30, 2001 compared to the same period in 2000. Significant reductions in the levels of expenses for both SSP and 1st Net were a result of the elimination of expenses related to certain assets that were sold in 2000 and an on-going downsizing of the Company's operations.

Other income and expense

The Company incurred a net loss from other income and expenses during the nine months ended September 30, 2001 in the amount of ($903,189) due to write-down of investment in CTG, asset impairment of its property and equipment and unrealized holding losses on its marketable securities holdings. During the same period in 2000, the Company recorded gains in the amount of $1,988,463 from gains on sale of various investments and assets. The Company recognizes gains from the sale of certain assets in 2000 as the proceeds are received on the notes receivable from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter(s) in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 the Company had $18,187 in total current assets and a working capital deficit of ($871,760).

At September 30, 2001, the Company had cash on hand in the amount of $866, compared to $553,388 as of December 31, 2000. The Company used its cash to pay normal operating expenses and accrued liabilities.

In the past, our greatest need for cash was payment of salaries and benefits to our employees and fees to our outside consultants. Because the entire California operations have been terminated, the Company does not expect significant cash need for personnel cost and other operating expenses during the next twelve months. Through September 30, 2001, we expended significant effort and committed substantial resources toward our continued development of the EnvoyMail product. Management has now made the decision to discontinue the marketing of this product line due in large part on our inability to generate revenues sufficient to sustain those operations.

1st Net and its wholly owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. However, it is impossible to ascertain the actual value that will be eventually realized by the Company when these securities are sold. The Company may be able to sell its holdings during the next twelve months to sustain limited operations.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. You should consider an investment in our stock in light of the risks, uncertainties and difficulties currently being encountered by the Company.

Currently, the Company is operating as a holding company, with certain interests and holdings in other outside operating entities and companies. The Company has no operations at this time. In the future, the Company may seek to acquire or develop business units, which can sustain the Company as an on-going business concern. There can be no assurance that any such acquisition(s) will be available or the Company will be able to complete such acquisition. Our ability to obtain, acquire or develop such operations will have a material effect on our financial condition in the future.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We continue our litigation against Millennium Financial Publishing, LLC ("MFP"). Please refer to Form 10-QSB for the quarter ended June 30, 2001 for detailed information.

The Company is currently a party to three (3) creditor lawsuits filed against us. The first suit was filed by Bowne of Los Angeles, California in the amount of $61,235.25. The second suit was filed by Integrant, Inc. of San Diego, California in the amount of $81,349.00. The third suit was filed by L.A.

Commercial Group, Inc. in the amount of $2,665.71. All three suits were filed in San Diego County, California. The Company has recorded the above litigation liabilities in its financial statements.

There is one (1) California Labor Board claim filed against the Company by a former employee. The claim is pending as of September 30, 2001.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in securities occurred during the three months ended September 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the three months ended September 30, 2001.

ITEM 4. OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2001.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2001, Mr. Scott Baker resigned from the Board of Directors of the Company and was replaced, via unanimous vote, by Mr. Daniel Nye on September 26, 2001. Mr. Nye is neither an Officer nor a controlling shareholder of the Company. Mr. Nye holds a Promissory Note from the Company in the amount of $50,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits              None
(b)      Reports on Form 8K    None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       1st NET TECHNOLOGIES, INC.



Dated: November 13, 2001               By: /s/ James H. Watson, Jr.
                                           -------------------------------
                                             James H. Watson, Jr.
                                       Its:  Principal Executive Officer and
                                             Principal Accounting Officer of the
                                             Registrant