Form 10KSB
period 2001-12-31
1ST NET TECHNOLOGIES INC
filed 2002-03-29
CIK 1062273

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20594

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM January 1, 2001 TO December 31, 2001.

                         Commission file number 0-27145
                                                -------

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


       Registrant's telephone number, including area code: (303) 738-8994
                                                           --------------

            Securities registered under Section 12(b) and/or 12(g) of
                               the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $37,652.

The aggregate market value as of March 28, 2001 of voting stock held by non-affiliates of the Registrant was $141,872.30 based upon the closing price on the NASD's Bulletin Board market as of that date.

As of March 28, 2001, 6,393,392 shares of Registrant's Common Stock, $.001 par value, were issued and outstanding.

                                TABLE OF CONTENTS

                                                        Page
                                                        ----
PART I

  ITEM 1.  DESCRIPTION OF BUSINESS                       3
  ITEM 2.  DESCRIPTION OF PROPERTY                       6
  ITEM 3.  LEGAL PROCEEDINGS                             7
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS                           8

PART II

  ITEM 5.  MARKET FOR COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS               8
  ITEM 6.  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                     8

  ITEM 7.  FINANCIAL STATEMENTS                         12
  ITEM 8.  CHANGES IN AND DISAGREEMENTS
           WITH ACCOUNTANTS                             13


PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
           PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF
           THE EXCHANGE ACT                             13
  ITEM 10. EXECUTIVE COMPENSATION                       15
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT             16
  ITEM 12. CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS                         16

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K             17

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

1st Net Technologies, Inc. (the "Company") had, prior to August 2001, primarily been in the Internet commerce and services business since its inception in 1997. During the twelve (12) months ended December 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company's headquarters to Colorado, its original state of incorporation. With the closing of its California operations, the Company currently maintains no business operations, other than to manage its remaining assets and liabilities.

In October 2001, the Company retained the services of Corporate Reorganization / Bankruptcy Specialist in order to determine a course of action that might best provide the Company with the opportunity to remain a going concern. As of 12/31/01, the Company continues to have discussions with its unsecured creditors to determine their willingness to negotiate their claims against the Company. The Company has a limited amount of capital from which to pay its remaining obligations. If the Company is unable to negotiate favorable and final terms with its remaining creditors, the Company may have to seek protection from its creditors through a Chapter XI or Chapter VII filing, at some point in the future. To date, no definitive decision has been made with regard to this course of action.

Our historical financial information contained in this Annual Report on Form 10-KSB is that of 1st Net Technologies, Inc. and its subsidiary corporation, SSP Management Corp., and is presented on a consolidated basis, where necessary. The prior year comparative information has been restated due to a change of accounting method for the Company's investment in CTG.

The Company currently maintains one subsidiary corporation, SSP Management Corp. In January 1999, we acquired a 100% interest in SSP Management Corp., a Colorado corporation ("SSP"), from a private company that is considered a related party. SSP was wholly owned by Entrepreneur Investments, LLC ("EI") whose sole shareholder, James H. Watson, Jr., our current Chairman/President/CEO, was a member of 1st Net's Board of Directors at the time of acquisition. Through our acquisition of that company, we built several investment-oriented Internet Web sites and on-line newsletter publications. In December 1999, we made a strategic decision to divest ourselves of the SSP types of clients and services and, where applicable, to sell our information-based assets to companies whose long-term objective was to participate in that business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and August 2000 and this subsidiary is no longer active in its former business.

At December 31, 2001, SSP and 1st Net Technologies continue to hold common stock in the following former clients:

Name of Company         Status        Owner        # of shares owned at 12/31/01
---------------         ------        -----        -----------------------------

a) MediQuik, Inc.       Account        SSP               60,000 common
b) Zootech, Inc.        Account        SSP                5,000 common
c) Allwest System       Account        1st Net               33 common
d) Phelps Engineer      Account        1st Net           21,000 common
e) Uniprime Capital     Account        1st Net            2,035 common
f) Zootech, Inc.        Account        1st Net           17,000 common

a) Nickleby's, Inc.     Certificate    1st Net          235,500 common
b) CTG                  Certificate    1st Net        2,120,114 common
c) Laforza, Inc.        Certificate    1st Net          200,000 common

All the above, except Nicklebys.com and Children's Technology Group (CTG), currently trades on either the NASD's Bulletin Board system or the "Pink Sheets."

In May 1999, we acquired a controlling interest in The Children's Technology Group, Inc. ("CTG") (formerly Tummybusters, Inc.), a Nevada corporation. The business model of CTG is to build a safe and enjoyable Internet community for children on-line. Prior to its acquisition by 1st Net, James H. Watson, Jr., our Chairman/President/CEO served as a member of the boards of directors of both CTG and 1st Net. Prior to December 31, 2000, the Company accounted for its investment in Children's Technology Group, Inc. ("CTG") in accordance with Accounting Principle Board ("APB") Opinion No. 16. Under this method, the Company consolidated CTG's financial statements with its own. During the year ended December 31, 2000, CTG issued additional shares of its common stock and preferred stock to the public resulting in a change in the Company's ownership. Because of the change in ownership, the Company no longer has a controlling interest in CTG. In addition, the Company no longer has any influence over the affairs of CTG. Accordingly, at December 31, 2001, the Company accounted for its ownership of 3,922,614 shares of CTG's common stock at cost in the amount of $121,730 and restated prior period financial statements due to a change in reporting entity.

On December 28, 2000, we entered into a "Technology Rescission and Stock Purchase and Sale Agreement" with a former subsidiary Mariah Communications,
Inc. Subject to the terms and conditions set forth in this Agreement, the parties agreed to rescind and cancel a prior "Technology Agreement," dated April 15, 1998. Under the Agreement, Mariah agreed to return and deliver all technology it received under the prior agreement to 1st Net and 1st Net agreed to return and deliver to Mariah the stock certificate evidencing 4,000,000 Mariah Common Shares owned of record and beneficially by 1st Net. Further, 1st Net agreed to issue 493,600 newly-issued, restricted shares of common stock to Mariah in consideration for Mariah's forgiveness our re-payment of the cash consideration which was part of the prior agreement and, Mariah's forgiveness of our re-payment and the cancellation of a $95,109 unpaid Loan, together with all unpaid, accrued interest.

SALE OF INTERNET PORTALS

In December 1999, we made a strategic decision to divest ourselves of the types of clients serviced by our subsidiary SSP Management and, where applicable, sell our information-based assets to companies whose long-term objective is to participate in the investor information business.

On February 23, 2000, SSP sold certain related assets to MarketByte, LLC. ("MarketByte") in exchange for a note receivable totaling $200,000 and 10% of any future non-cash consideration received by Marketbyte in connection with the assets, through June 2, 2002. Under this Asset Purchase Agreement, in the event that the consideration received from Marketbyte through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the original Asset Purchase Agreement. Subsequently, there have been two amendments to this Agreement to date. They are:

In October 2000, the Company agreed to amend its Agreement with MarketByte to read, "Upon expiration of the contract period of this Agreement, and should Seller (Company) not have received the total sum of Six Hundred Thousand Dollars ($600,000) in cash and market value securities received or excess thereof, Buyer (MarketByte) shall agree to renegotiate in order to make up the difference between those amounts received by Seller and Six Hundred Thousand Dollars and such shall become due and owing immediately upon such date and the conclusion of the aforementioned negotiation." In consideration for agreeing to reduce the total value of the agreement by $150,000, the Company received from Buyer 50,000 shares of marketable securities, which were valued at $3.00 per share.

In December 2001, the Company again agreed to amend the MarketByte Agreement. This amendment states that "By mutual agreement Buyer and Seller do hereby agree to extend the payment period of such non-cash consideration as follows: a) MarketByte shall continue to pay 10% of any/all non-cash consideration (i.e. securities) it receives during its normal course of business until such time as the full amount owed has been received by Seller, with no specified time limit," and, "the parties also agree that as of the executed date of this Supplement the total amount of non-cash consideration due to the Seller is $370,886.25, which is figured by subtracting the amounts already paid by Buyer to date, minus the original amount owed of $400,000."

At 12/31/01, MarketByte is current on all payments due to the Company under the aforementioned Agreement and Amendments.

In August 2000, SSP's two remaining newsletter publications and their respective databases were sold to a different unaffiliated party, Millennium Financial Publishing, LLC. (MFP) for an aggregate of $115,000 in cash and promissory notes for the remainder of the $1.5 million aggregate purchase price. Subsequent to the close of those agreements, MFP paid payments to the Company totaling $50,000 before becoming in default on those Agreements. During the 2nd Qtr. 2001, the Company filed suit against MFP in District Court, Arapahoe County, Colorado for breach of contract and failure to pay under the promissory notes executed by the companies. On or about February 28, 2002, the Company decided to settle its suit with MFP in consideration of them paying us $2,500 in cash and $5,000 in marketable securities, as well as returning to the Company the non-exclusive rights to the databases and the exclusive rights to the other properties sold.

EMPLOYEES

As of December 31, 2001, the Company had no employees other than our President/CEO Mr. Watson. Mr. Watson currently receives no compensation for his services, other than reimbursements for expenses incurred on behalf of the Company.

ITEM 2. Description of Property.

The Company maintains its executive offices at 1869 W. Littleton Blvd., Littleton, Colorado 80120. Presently, its office space is provided rent free from Mr. Watson, our Chairman/President/CEO.

Our property and equipment as of December 31, 2001 consists of certain idle equipment at an estimated value of $6,000.

We were under certain capital lease obligations during 2000. During 2001, we defaulted on all capital leases obligations due to suspension of our operations and returned all leased equipment. At December 31, 2001, we estimated $197,215 in defaulted capital and office lease obligations.

ITEM 3. Legal Proceedings.

As described in Item 1 above, we decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002. Should MFP not deliver the remaining agreed upon compensation, we may have to continue to pursue this suit.

The Company has been a party to three (3) creditor lawsuits filed against us during 2001.

     1) The first suit was filed by Bowne of Los Angeles, California in the amount of $61,235.25. On December, 28,2001, the Company settled the lawsuit with Bowne by making a one-time, final payment to them in the amount of $7,000.00. The plaintiff has since withdrawn this lawsuit.

     2) The second suit was filed by Integrant, Inc. of San Diego, California in the amount of $81,349.00. On December 28, 2001, the Company settled the lawsuit with Integrant by making a one-time, final payment to them in the amount of $12,500.00. The plaintiff has since withdrawn this lawsuit.

     3) The third suit was filed by L.A. Commercial Group, Inc. in the amount of $2,665.71. This lawsuit is still pending as of 12/31/01.

The Company has been a party to one (1) other lawsuit filed against us in 2001.

     1) During 2001, the Company was named as a Defendant in a wrongful action lawsuit filed in Superior Court of the State of California, for the County of San Diego by Bradley L. Jacobs, et al. The claims against the Company had to do with a Crossclaim against these defendants that was filed in the Superior Court of California, unbeknownst to 1st Net Technologies. In February 2002, the case against the Company was dismissed as a result of a Court Order based upon a Motion for Summary Judgment filed by 1st Net. As a result of this dismissal, the Company should have no further liability in this case.

There was one (1) California Labor Board claim filed against the Company during 2001. The claim is still pending as of 12/31/01.

All suits above,  except MFP,  were filed in San Diego County,  California.  The
Company  has  recorded  the  above  litigation   liabilities  in  its  financial
statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the Quarter ended December 31, 2001.

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters.

Our common stock trades on the NASD's Bulletin Board system under the symbol "FNTT." Although an active trading market for our Common Stock has at times existed in the past, currently our shares are only sporadically traded. Consequently, no meaningful market information is currently available.

To date, we have paid no dividends and do not anticipate paying dividends until we receive revenues in an amount which management determines to be sufficient.

The number of record holders of the Company's $.001 par value Common Stock at March 31, 2001, was approximately 1,500.

During the quarter ended December 31, 2001, we issued no additional securities.

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

OVERVIEW

Prior to August 2001, 1st Net Technologies, Inc. (the "Company") had primarily been in the Internet commerce and services business since its inception in 1997. During the twelve (12) months ended December 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company's headquarters to Colorado, its state of incorporation. With the closing of its California operations, the Company maintains no current business operations, other than to manage its remaining assets and liabilities. The
Company maintains one subsidiary corporation; SSP Management Corp. Our historical financial information contained in this Form 10-KSB is that of 1st Net Technologies, Inc. and SSP on a consolidated basis.

Prior year consolidated statements of operations and cash flows have been restated to reflect a change in reporting entity due to the divesture of a prior consolidated subsidiary, Children's Technology Group (CTG). We lost control and influence over CTG during 2001 due to CTG's issuance of additional common stock and preferred stock. At December 31, 2001, we own approximately 23% of CTG's outstanding common stock.

RESULTS OF  OPERATIONS  FOR THE YEARS ENDED  DECEMBER  31, 2001 AND DECEMBER 31,
2000.

Net loss increased 233% ($576,319) in 2001 compared to ($172,995) in 2000 due to the following changes in revenues and expenses.

Revenue and operating expenses

The Company's revenues from technology consulting, user fees and marketing services during 2001 decreased $151,986 or 77% from $166,859 in 2000 to $37,652 in 2001. The decrease was primarily attributable to the suspension of our operations in 2001.

Operating expenses consist of product development, marketing and general and administrative expenses through August 2001. Operating expenses totaling ($460,183) in 2001 decreased $1,613,640 or 78% from ($2,073,823) in 2000. The significant decrease in operating expenses was attributable to the suspension of our operations and the reduced expenses related to merger and acquisition activities in 2001.

Other Income and Expense

Included in other income were gains from sales of marketable securities and investments totaling $51,273 in 2001 compared to $1,220,877 in 2000. The decrease in gains from sales of marketable securities was due to SSP's divesture of its Internet newsletters operations in 2000. The Company has now almost completely divested itself of securities obtained in the course of business during prior years. The Company charged unrealized loss on investments held to operations in the amount of ($17,298) in 2001 and ($100,000) in 2000 due to permanent decline in value in the investment held. The Company recognized $34,375 in gain on sale of assets in 2001 vs. $513,962 in 2000. Gain from sale of assets arose from SSP's sales of Internet magazines during 2000. Additionally, the Company recorded ($76,524) in loss on disposal of property and equipment due to suspension of operations in 2001 and ($290,800) in asset impairment due to notes receivable restructure and disposal of property and equipment.

Interest expense totaled ($7,771) in 2001 compared to ($77,864) in 2000. The decrease in interest expense was due to a reduced level of notes payable and the termination of capital leases in 2001 as compared to 2000. Interest and other income totaled $7,982 in 2001 compared to $29,394 in 2001. The reduction of interest income was due to lack of cash on hand by the company in 2001.

The Company recorded gain on liabilities settlement in the amount of $144,975 in 2001 compared to $-0- in 2000 due to its effort to settle outstanding liabilities in 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been funded through sale of equity securities received from services, advances and loans from related party, sale of SSP's operations, and proceeds from equity offerings. At December 31, 2001, the Company had cash and a net working capital deficit of $4,582 and ($706,058), respectively. Our future source of capital will come from the remaining note receivable from prior sales of SSP's operations and disposal of equity securities held by the Company.

As of December 31, 2001, we had total assets of $182,364, including current assets of $55,110, investments of $121,232 and $6,000 in property and equipment. We had total liabilities (current) of $761,168 as of December 31, 2991. We had a retained loss of ($6,678,706) and a shareholders' deficit of ($578,826).

Net cash used in operations was ($420,048) in 2001 because of the net loss of ($576,319) incurred during the period, offset by depreciation expense of $58,326, non-cash compensation of $12,500, various non-cash net losses of $136,701 and a net change in current assets and liabilities in the amount of (68,554). Cash provided by investing activities was $299,604 in 2001 because of net proceeds from sales of investments in the amount of $119,790, proceeds from payment of note receivable in the amount of $179,114 and $700 received from sale of equipment. Cash provided by financing activities was $125,278 in 2001 because of $85,000 from sale of common stock, $80,278 in loans from related party and $40,000 in repayment of notes to related party.

On a going forward basis, 1st Net and its 100% owned subsidiary SSP maintain only minimal holdings of marketable securities. It is impossible however to ascertain the actual amounts that will be eventually realized by the Company when these securities are sold. Management is not sure that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.

Prior to August 2001, a majority of our capital resources was expended on: 1) salaries and benefits to our employees, 2) to service our debt burden to vendors, and 3) to our professional consultants. Since September 2001, we have eliminated our employee burden completely. Today, our greatest needs for capital are to pay fees to our outside consultants, primarily legal and accounting, and to continue trying to service and eliminate our debt burden with past vendors.

Our main source of capital is our Asset Purchase and Loan Agreement with MarketByte, LLC. Entered into during the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000.00 note receivable and 10% of the gross non-cash compensation the buyer realizes from the operation of OTCjournal.com. To date there is approximately, $420,000.00 remaining to be paid to SSP from that contract, including $50,000 due on June 2, 2002 and $370,000 in future other considerations. Whereas, there can be no assurance that MarketByte can and will continue to honor its financial commitment under this Agreement.

On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check in the amount of $156,250.00 to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expires on January 11, 2003. At March 28, 2002, the Company holds 2,120,114 common shares in Children's Technology Group.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and absent the gains on securities held and sold and our asset sale(s), we would have suffered a significantly greater loss in 2001. Also, because we expect our operating losses to continue into the future, we may never be profitable. We had an accumulated deficit of ($6,678,706) at December 31, 2001. We incurred net losses of ($576,319) and ($172,995) for the years ended December 31, 2001 and 2000, respectively. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to decrease substantially, year over year, as we seek to find a business combination that would be a suitable fit for the Company on a go forward basis. If we fail to find a suitable business to acquire or combine with we will not succeed.

We are much less likely to succeed than a business with an established operating history. You should consider an investment in our stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new markets such as ours. We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or acquire. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

We face increasing competition from better-established companies that have significantly greater resources. Many of our current and potential competitors could enjoy substantial competitive advantages, such as:

     * Greater corporate name recognition and larger marketing budgets and resources;
     * Established marketing relationships and access to larger customer bases; and
     *  Substantially greater financial, technical and other resources.

In order to be successful we will need to seek out, identify, and negotiate certain favorable terms with an existing business entity or concept whose operations may be a good fit for the Company. However, problems commonly associated with such a transaction may eventually cause us to fail. Our future success will depend in part upon the ability of our management to effectively negotiate such a transaction. Such a transaction may require us to hire and train additional personnel to manage the expanded operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage these processes, we may be unable to proceed forward as a going concern. If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute shareholder value and adversely affect operating results. We may acquire or make investments in complementary companies, services and technologies in the future. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects will be seriously harmed.

If we have to go to court and litigate for any reason, it will be time consuming and expensive. Therefore, the threat of creditor lawsuits could adversely affect the Company's ability as a going concern.

In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services. There can be no assurance that any such licenses will be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated, which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 7. Financial Statements

     Financial Statements are included on Pages F-1 through F-15.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 28, 2001, we dismissed Argy & Company as our principal accountant. The decision to change accountants was approved by our Board of Directors.


Neither of the reports of Argy & Company on our financial statements for each of the past two fiscal years ended December 31, 1998 and December 31, 1999 contained an adverse opinion or disclaimer of opinion, nor was any such report modified as to uncertainty, audit scope or accounting principles. We do not believe that there were any disagreements with Argy & Company on any matter of accounting scope or procedure during the subsequent interim period through March 28, 2001, which, if not resolved to Argy & Company's satisfaction, would have caused Argy & Company to make reference to the subject matter of the disagreement(s) in connection with its reports.

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

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Directors and Officers of the Company are as follows:

    Name                        Age       Positions and Offices Held
    ----                        ---       --------------------------

James H. Watson, Jr.            39       President, Chairman, Chief Executive
                                         Officer, Chief Financial Officer and
                                         Director
Daniel Nye                      46       Director

F. Scott Quattromani            32       Director

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

James H. Watson, Jr., 38, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson currently devotes 40-50% of his time to our business. Mr. Watson is Founder and the
General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 - 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Mr. Watson has served on various Boards in recent years including Probook, Inc., Nicklebys.com, Inc., Children's Technology Group, Inc., and Mariah Communications. At present, Mr. Watson sits on only one other Board that being Technology Consulting Partners, Inc., a Denver based technology placement and consulting company. Mr. Watson graduated from the University of Tennessee / Chattanooga in 1985 with a Bachelors degree in Political Science/Public Administration.

Scott Quattromani, 32, joined 1st Net in November 2000 and has held various positions with the Company in the past including: Secretary, Treasurer, and Chief Operations Officer. Today, Mr. Quattromani only involvement with the Company is that of a member of the Board of Directors. After serving four years in the U.S. Navy's Special Warfare Community, he graduated summa cum laude with a Bachelor of Arts Degree in Government and Political Science from George Mason University in 1995 and earned his law degree from the University of San Diego
School of Law in 1997, and LLM in Taxation from the University of San Diego School of Law in 1998. As a BIA Fellow, he also completed extensive coursework in financial analysis at the University of San Diego School of Business, and was awarded the Ernest W. Hahn Scholarship, the Home Builders Council Scholarship, and the Burnham Foundation Scholarship. Mr. Quattromani began his legal career as a tax consultant with Ernst & Young LLP, and later as an associate with Procopio Cory Hargreaves & Savitch LLP, San Diego's premiere business and technology law firm. Mr. Quattromani was first admitted into the practice of law in California in 1998 and is also licensed to appear before the U.S. District Court, Southern District of California and the United States Tax Court.

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

ITEM 10.  Executive Compensation.

The following table sets forth the annualized base salary that we paid to our Chief Executive Officer. Mr. James H. Watson became our CEO on June 29, 1999 and did not receive any cash compensation for serving in such capacity during 1999, 2000, or 2001. All other compensation for our executives or directors has not exceeded $100,000 on an annualized basis. Prior to 1997, we had not paid compensation to executives. We reimburse our officers and directors for any reasonable out-of-pocket expenses incurred on our behalf.


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                           ---------------------------
NAME AND PRINCIPAL                                      Restricted   Securities
POSITION                   Year     Salary     Bonus      Stock      Underlying       Other
                                                          Awards      Options      Compensation
------------------         ----   ---------  --------   ----------   ----------    ------------
James H. Watson, Jr.       2001      _          0           0             0             0
  Chairman and Chief       2000      0          0           0             0             0
  Executive Officer        1999      0          0           0             0             0
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



OPTION GRANTS

No option or warrant grants were issued during the quarter ended December 31, 2001.

EMPLOYMENT AGREEMENTS

Currently, no employment agreements exist with any of the Company's executive officers.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on December 31, 2001 (at which date there were 6,945,892 shares issued and outstanding), by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

Name and Address of             Amount of       Percent of
Beneficial Owner(a)           Class (Shares)      Class          Title of Class
-------------------           --------------    -----------      --------------
Entrepreneur Investments,
LLC (a)(b)                     118,500             1.71%          Common Stock

APJW, Inc. (a)(b)              600,000             8.64%          Common Stock

All Officers and Directors
as a Group (One Person)        718,500            10.34%          Common Stock

-----------------------

(a) All entities or persons listed have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(b) James H. Watson is the managing member of Entrepreneur Investments, LLC., and also the sole shareholder/owner of APJW, Inc.

CHANGES IN CONTROL. We are not aware of any arrangement that might result in a change in control of 1st Net in the future.

ITEM 12. Certain Relationships and Related Transactions.

During 2000 we issued options to Scott Baker, an Officer and Director, to purchase up to 100,000 shares of our Common Stock, as an incentive to his employment. Such options are not earned or vested until after his first (50%) and second (remaining 50%) years of employment with the Company. During fiscal year 2001, we cancelled the option agreement with Mr. Baker in exchange for agreeing to issue him 25,000 restricted common shares.

On February 16, 2001, and April 20, 2001 APJW, Inc., an affiliate company, loaned the Company $25,000.00 and $10,000.00, respectively, in exchange for a promissory note. The promissory notes carried an interest rate of one percent per month and matured on demand. On June 7, 2001, the Company repaid $15,000.00 of the principal plus accrued interest of $1,500.00. On December 17, 2001, the

Company repaid the remaining principal due of $20,000.00 plus accrued interest of $1,200.00. APJW, Inc. currently owns 600,000 shares of our common stock and is our largest single shareholder. The sole owner/shareholder of APJW, Inc. is Mr. Watson, the Company's Chairman and President.

Entrepreneur Investments, LLC ("EI ") currently owns approximately 1.71% of our outstanding shares. The Company has borrowed funds from EI, and we owed EI $75,078.00 and $29,800.00 on December 31, 2001 and December 31, 2000,
respectively. For the fiscal year ended December 31, 2000, we had interest expense of $35,000.00 on loans from EI. During the fiscal year ended December 31, 2001, we had no interest expense on loans from EI.

In September 2000, Daniel Nye, a Director, personally loaned the Company $50,000 in exchange for a promissory note. The note carried an interest rate of ten percent (10%) annually with a one (1) year term. In September 2001, Mr. Nye agreed to extend the note for six (6) additional months. On June 7, 2001, we paid interest accrued on this loan totaling $2,500.00. On February 12, 2002, we paid the entire principal due of $50,000 and Mr. Nye agreed to waive all remaining, accrued interest. Mr. Nye was not an affiliate of the Company at the time the loan was granted.

We believe that all of the related party transactions discussed above were on terms no less favorable to us than we would have received if the transactions were negotiated with disinterested third parties.

Item 13. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

     Exhibits:

No Exhibits are filed as part of this report.

-----------------------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                               1st Net Technologies, Inc.

Dated: March 28, 2002          By: /s/ James H. Watson, Jr.
       --------------              ---------------------------------------------
                                   James H. Watson, Jr., Chief Executive Officer
                                   Officer and Principal Accounting Officer of
                                   the Registrant

                           1ST NET TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----


Independent auditors' report .............................................   F-2

Consolidated balance sheet at December 31, 2001 ..........................   F-3

Consolidated statements of operations for the years
   ended December 31, 2001 and 2000 ......................................   F-4

Consolidated statement of changes in shareholders'
   deficit for the years ended December 31, 2001 and 2000 ................   F-5

Consolidated statements of cash flows for the years ended
   December 31, 2001 and 2000 ............................................   F-6

Notes to consolidated financial Statements ...............................   F-7

To the Board of Directors and Shareholders
1st Net Technologies, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiary, as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Net Technologies, Inc., as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 2 to the consolidated financial statements, the Company has incurred net losses throughout its entire operating history resulting in an accumulated deficit of $6,678,706 at December 31, 2001. This and other factors discussed in Note 2 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in Note 2 to the financial statements, the accompanying consolidated financial statements for the year ended December 31, 2000 have been restated due to a change in the reporting entity, with which we concur.

/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
March 20, 2002

                           1ST NET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001

                                     ASSETS
Current assets:
     Cash .................................................   $     4,582
     Note receivable (Note 4) .............................        47,060
     Marketable securities (Note 5) .......................         3,468
                                                              -----------

     Total current assets .................................        55,110

Investments, at cost (Note 6) .............................       121,232
Idle equipment, at cost net of accumulated
     depreciation of $9,598 (Note 7) ......................         6,000
                                                              -----------

                                                              $   182,342
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities .............   $   157,226
     Indebtedness to related party (Note 3) ...............        75,078
     Notes payable, related party (Notes 3 and 8) .........        55,000
     Lease obligations (Note 9) ...........................       197,215
     Accrued payroll and payroll taxes ....................        87,734
     Restructuring reserve (Note 12) ......................       188,915
                                                              -----------

     Total current liabilities ............................       761,168
                                                              -----------

Commitments and contingencies (Note 12) ...................          --

Shareholders' deficit: (Note 10)
     Preferred stock, $0.001 par value, 10,000,000
         shares authorized -0- shares issued
         and outstanding ..................................          --
     Common stock, $0.001 par value, 40,000,000
         shares authorized, 6,945,892 shares issued
         and outstanding ..................................         6,946
     Common stock warrants ................................       177,022
     Additional paid in capital ...........................     5,915,912
     Accumulated deficit ..................................    (6,678,706)
                                                              -----------

     Total shareholders' deficit ..........................      (578,826)
                                                              -----------

                                                              $   182,342
                                                              ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Years Ended
                                                                        December 31,
                                                                --------------------------
                                                                   2001           2000
                                                                -----------    -----------
                                                                                 (Restated)
Revenues:
     Technology consulting, user fees and marketing services    $    37,652    $   166,859

Operating expenses ..........................................       460,183      2,073,823
                                                                -----------    -----------

Loss from operations ........................................      (422,531)    (1,906,964)

Other income and expense:
     Realized gain/(loss) on investments sold ...............        51,273      1,370,877
     Unrealized gain/(loss) on investments held .............       (17,298)      (100,000)
     Interest expense .......................................        (7,771)       (77,864)
     Gain on sale of assets .................................        34,375        513,962
     Loss on disposal of property and equipment (Note 7) ....       (76,524)          --
     Asset impairment (Note 4 and 7) ........................      (290,800)          --
     Other income ...........................................         7,979           --
     Interest and dividend income ...........................             3         29,394
                                                                -----------    -----------

Loss before provision for income taxes and extraordinary item      (721,294)      (170,595)

Provision for income taxes (Note 11) ........................          --           (2,400)
                                                                -----------    -----------

Net loss before extraordinary item ..........................      (721,294)      (172,995)
                                                                -----------    -----------

     Gain on liabilities settlement (Note 12) ...............       144,975           --
                                                                -----------    -----------

Net loss ....................................................   $  (576,319)   $  (172,995)
                                                                ===========    ===========

     Basic and diluted loss per share .......................   $     (0.08)   $     (0.03)
                                                                ===========    ===========

Weighted average common shares outstanding:
     Basic and diluted ......................................     6,808,648      5,993,833
                                                                ===========    ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years ended December 31, 2001 and 2000


                                       Common Stock          Common       Additional                     Other            Total
                               -------------------------     stock          paid in      Accumulated   comprehensive   shareholders'
                                  Shares       Amount       warrants        Capital        deficit     income (loss)     deficit
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at January 1, 2000....   5,753,700   $     5,754   $   275,272    $ 6,631,411    $(7,314,699)   $   669,064    $   266,802

Shares issued to employees
  (Note 10) ..................      58,592            59          --           49,941           --             --           50,000

Common stock issued in
   exchange for technology ...     250,000           250          --          282,250           --             --          282,500

Net proceeds from issuance
   of common stock by CTG ....        --            --            --           25,000           --             --           25,000

Additional paid-in capital
   from issuance of
   preferred stock by CTG
   in excess of cost-basis
   in CTG ....................        --            --            --        2,150,006           --             --        2,150,006

Issuance of common stock
   in connection with
   rescission of Mariah
   purchase ..................     493,600           493          --          137,715           --             --          138,208

Adjustment to reflect the
   rescission of the
   Mariah purchase and its
   exclusion from the
   Company's consolidated
   financial results .........        --            --            --         (854,144)       540,806           --         (313,338)

Comprehensive loss:
       Net loss ..............        --            --            --             --       (1,931,871)          --       (1,931,871)

       Unrealized loss on
       investements held
       for sale, net of
       realized gains and
       losses ................        --            --            --             --             --         (657,779)      (657,779)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2000..   6,555,892         6,556       275,272      8,422,179     (8,705,764)        11,285          9,528

Warrants expired (Note 10)....        --            --         (98,250)          --             --             --          (98,250)

Shares sold through private
   placement at $.25 per
   share (Note 10) ...........     340,000           340          --           84,660           --             --           85,000

Shares issued in exchange
   for services pursuant
   to employment agreement
  (Note 10) ..................      25,000            25          --            6,225           --             --            6,250

Shares issued in exchange
   for rescission of
   options (Note 10) .........      25,000            25          --            6,225           --             --            6,250

Adjustment to reflect the
   change in reporting
   entity (Note 2) ...........        --            --            --       (2,603,377)     2,603,377           --             --

Comprehensive loss:
       Net loss ..............        --            --            --             --         (576,319)          --         (576,319)

       Unrealized loss on
       investments held
       for sale, net of
       realized gains and
       losses ................        --            --            --             --             --          (11,285)       (11,285)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001....   6,945,892   $     6,946   $   177,022    $ 5,915,912    $(6,678,706)   $      --      $  (578,826)
                               ===========   ===========   ===========    ===========    ===========    ===========    ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended
                                                                       December 31,
                                                                  -----------------------------
                                                                     2001            2000
                                                                  -----------  ----------------
                                                                                 (Restated)
Operating activities
Net loss ......................................................   $  (576,319)   $  (173,795)
Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation and amortization ............................        58,326         30,278
     Loss on disposal of property and equipment ...............        76,524          1,497
     Loss on rescission of Mariah purchase ....................          --          358,208
     Gain on sale of assets ...................................       (34,375)      (513,962)
     Asset impairment .........................................       290,800           --
     Realized gain on investments sold ........................       (51,273)    (1,370,877)
     Gain on liabilities settlement ...........................      (144,975)          --
     Reduction of note payable in exchange for services .......          --           (8,000)
     Stock-based employee compensation ........................        12,500           --
     Stock-based payments for services and technology .........          --          282,500
     Unrealized loss on decline of restricted stock investment         17,298        100,000
     Changes in operating assets and liabilities:
        Accounts receivable ...................................         2,316         65,182
        Other assets ..........................................      (113,132)       (43,602)
        Accounts payable and accrued liabilities ..............        42,262        199,588
                                                                  -----------    -----------

Net cash used in operating activities .........................      (420,048)    (1,072,983)

Investing activities
Additions to property and equipment ...........................          --          (41,014)
Proceeds from sales of equipment ..............................           700           --
Adjustment to reflect the rescission of the Mariah purchase ...          --         (313,338)
Net proceeds from sales of marketable securities ..............       119,790      1,632,181
Proceeds from payment of notes and loans receivable ...........       179,114        139,789
                                                                  -----------    -----------

Net cash provided by investing activities .....................       299,604      1,417,618

Financing activities
Repayments of capital lease obligations .......................          --          (41,960)
Additions to notes payable ....................................        80,278           --
Repayments of notes payable ...................................       (40,000)      (306,172)
Net proceeds from issuance of common stock ....................        85,000           --
                                                                  -----------    -----------

Net cash provided by (used in) financing activities ...........       125,278       (348,132)
                                                                  -----------    -----------

Change in cash ................................................         4,834         (3,497)

Cash at beginning of period ...................................          (252)         3,245
                                                                  -----------    -----------

Cash at end of period .........................................   $     4,582    $      (252)
                                                                  ===========    ===========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest ..............................................   $     7,471    $    77,864
                                                                  ===========    ===========
        Income taxes ..........................................   $      --      $      --
                                                                  ===========    ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


1.   Organization

1st Net Technologies, Inc. ("the Company" or "1st Net") was primarily in the Internet commerce and services business in 2000 and during the first six months of 2001. The Company terminated its operations and moved its headquarter from San Diego, California to Denver, Colorado in August 2001.

The Company conducted business through SSP Management Corp. ("SSP"), its wholly owned subsidiary, during the periods presented. SSP provided Internet public relations and Internet newsletters and sold substantially all of its operations in 2000. At December 31, 2001, SSP remains wholly owned by 1st Net.

2.   Significant accounting policies

Going concern

The Company's financial statements have been prepared under the assumption it will continue as a going concern. However, the Company has incurred net losses throughout its history resulting in an accumulated deficit of $6,678,706 at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a portion of the Company's assets in the accompanying financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds through incurring new debt, raising new equity or liquidating investment securities held.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and SSP in 2001, and SSP and Mariah Communications Inc. in 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. SSP had shareholders and management in common with 1st Net prior to their acquisition. The accompanying financial statements have been prepared on a consolidated basis as if common control was established as of the inception of SSP.

Change of accounting treatment in reporting entity

Prior to January 1, 2001, the Company accounted for its investment in Children's Technology Group, Inc. ("CTG") in accordance with Accounting Principle Board ("APB") Opinion No. 16. Under this method, the Company consolidated CTG's financial statements with its own during 2000. As of January 1, 2001, the Company began accounting for its investment in CTG at cost due to loss of control over CTG. At December 31, 2001, the Company owns approximately 23% of the outstanding common stock in CTG. In accordance with APB No. 20, the financial statements have been restated to show financial information for the new reporting entity for the year ended December 31, 2000. As a result of the restatement, the Company reduced its associated additional paid in capital and retained losses by $2,603,377.

                                       For the Year Ended December 31, 2000
                                    -----------------------------------------
                                    As reported     Less CTG        Restated
                                    -----------    -----------    -----------
Revenue .........................   $   247,099    $    80,240    $   166,859
Expenses ........................    (5,348,034)    (3,274,211)    (2,073,823)
Other income ....................     1,789,532         55,563      1,733,969
Minority interest in subsidiaries     1,382,732      1,382,732           --
                                    -----------    -----------    -----------
Net loss ........................   $(1,928,671)   $(1,755,676)   $  (172,995)
                                    ===========    ===========    ===========
EPS .............................   $     (0.32)                  $     (0.03)
                                    ===========                   ===========
Weighted average
shares outstanding ..............     5,993,833                     5,993,833
                                    ===========                   ===========

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Estimates and assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for bad debts and the value of securities received in exchange for services. Actual results may differ from these estimates.

Reclassification

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Cash and cash equivalents

The Company considers all liquid interest-earning investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2001.

Investments

Marketable securities are stated at market value as determined by the most recently traded price of the security at the balance sheet date. The Company's marketable securities have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The unrealized gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity, using specific identification method.

Equity investments in private companies with no readily determinable market value are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

Computer software costs

Computer software costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company.

Costs incurred to develop the Company's website are capitalized and amortized over its estimated useful life in accordance to the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs".

Property and equipment

Property and equipment consists primarily of office equipment and furniture, is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets of three to five years. Expenditures for maintenance and repairs are expensed; expenditures for lease improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Fair value of financial instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of its monetary assets and liabilities approximates their fair value as of December 31, 2001.

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements



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

Comprehensive income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including unrealized gains and losses on investments held for sale, shall be reported net of their related tax effect, to arrive at comprehensive income (loss). Accumulated other comprehensive income (loss) totaled $-0- and $11,284 (restated) in 2001 and 2000, respectively.

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

Potentially dilutive securities include options and warrants that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled 861,200 and 536,200 at December 31, 2001 and 2000, respectively.

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

3.   Related party transactions

Rent

The Company rented office space from Entrepreneur Investments, Inc. ("EI"), an affiliate, during 2000. Rent expense paid to the affiliate totaled $-0- and $140,878 in 2001 and 2000, respectively.

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Advances and loans

The Company borrowed funds for working capital from EI, an affiliate, during 2000 and 2001. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. The Company borrowed $45,278 and $20,000 from the affiliate and made payments of $-0- and $275,000 in 2001 and 2000, respectively. At December 31, 2001, the Company is indebted to EI in the amount of $75,078. Interest expense from borrowings totaled $0 and $35,000 in 2001 and 2000, respectively.

On February 16, 2001, APJW, Inc. ("APJW"), an affiliate, loaned the Company $25,000 pursuant to a promissory note. The promissory note carries an interest rate of one percent per month and matures on demand. On April 20, 2001, APJW loaned the Company additional $10,000 pursuant to a promissory note. The promissory note carries an interest rate of one percent per month and matures on demand. The Company repaid $15,000 on June 6, 2001 and $20,000 on December 17, 2001. The Company paid $2,700 of interest expense on the two notes in 2001. At December 31, 2001, the Company owes $-0- to APJW.

Warrants

On January 10, 2001, the Company granted warrants to purchase 525,000 shares of common stock at $3.00 per share to four related parties as follows:

Related Party                                   Warrants
--------------------------------------------------------
Entrepreneur Investments, LLC ............      300,000
Jeffery M. Chatfield .....................       25,000
Gregory D. Writer, Jr ....................      100,000
Clifford J. Smith ........................      100,000
                                             ----------
                                             ----------
                                                525,000
                                             ==========

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

The Company recorded stock-based compensation totaling $-0- for the 525,000 warrants granted on January 10, 2001. The Company has accounted for the warrants under the fair value method in accordance with the Statement of Financial Accounting Standard No. 123. Market price of the stock is $.27 per share on the date of grant.

Asset sales

In January 2001, the Company sold certain operational assets, consisting of a trade name, marketing process, and multimedia properties to a former employee for a note receivable and a 25 percent equity interest in the former employee's new business. On December 15, 2001, the Company and the former employee agreed to terminate the agreement. Pursuant to the termination letter, the former employee returned the assets purchased and the Company released its claim to note receivable and equity interest in its former employee's new business.

4.   Notes Receivable

On February 23, 2000, SSP sold an Internet newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") for $200,000 in note and $550,000 in other future consideration. Other future consideration consists of 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. SSP and Marketbyte amended the sale agreement in October 2000 and again in December 2001. The amended terms reduced other future consideration from $550,000 to $400,000 and cancelled the June 2, 2002 due date for other future considerations. Marketbyte paid $150,000 towards the note and $29,114 in other considerations in 2001.

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


At December 31, 2001, Marketbyte promised to pay SSP $50,000 on June 2, 2002 and 10% of its future revenue until the remaining $370,886 in other considerations is paid in full. At December 31, 2001, SSP recorded a note receivable in the amount $301,610, and an allowance for credit losses in the amount $254,550. The allowance for credit losses represents the net present value of $370,886 in future other considerations. The value of the note receivable is discounted at an interest rate of 15% per annum. SSP recorded $277,640 in impairment expense as a result of the amendments in accordance with FASB No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures".

In July 2000, SSP agreed to sell its two other Internet newsletters along with certain related assets to Millennium Financial Publishing, LLC ("Millennium"). The Company is scheduled to receive consideration totaling $1,500,000 in various stages. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to uncertainties in connection with the receipt of future payments from the buyer. Millennium has since defaulted on the note after its initial installment payment of approximately $50,000. The Company is pursuing legal action against Millennium Financial Publishing. There is no assurance the Company will be able to recover any financial consideration.

5.   Marketable Securities

Marketable securities are stated at their fair value and consisted of the following at December 31, 2001:

                                   Unrealized    Unrealized     Fair
      2001                Cost        Gain          Loss        Value
-----------------------------------------------------------------------------
Equity Securities       $ 20,766    $ -         $ (17,298)     $ 3,468


The Company received net proceeds from sale of equity securities held in the amount of $119,790 and $1,632,181 and realized a gain in the amount of $51,273 and $1,370,877, in 2001 and 2000 respectively. The Company recorded an accumulated comprehensive gain/(loss) on available-for-sale securities in the amount of $-0- and ($11,285) at December 31, 2001 and 2000, respectively. The Company included $17,298 and $100,000 in net unrealized holding loss in earnings during 2001 and 2000 due to permanent decline in value of the investment securities held.

6.   Investments

At January 1, 2001, the cost basis in the 4,172,614 shares of CTG common stock was $146,232. On June 28, 2001, the Company, CTG and a third party investor in CTG entered into a shares exchange and option agreement. Pursuant to the agreement, the Company returned 250,000 shares of CTG stock in exchange for $25,000 in July 2001. Upon receiving the $25,000 from CTG, the Company granted the third party investor an option to purchase 1,250,000 shares of CTG common stock owned by 1st Net at $.125 per share. At December 31, 2001, the Company holds 3,922,614 shares of CTG common stock valued at $121,730. Additionally, the Company agreed to return 552,500 shares of its CTG's common stock holding in exchange with 552,500 shares of 1st Net's common stock owned by CTG. The share exchange has not been consummated at December 31, 2001.

The Company holds various other equity investments in other private companies valued at cost after allowance for permanent decline in value in the amount of $502 at December 31, 2001.

7.   Property and equipment

In August 2001, the Company returned all property under capital leases to the financial institutions and gave the remaining of its property and equipment to a third party vendor for unpaid office lease obligation. The Company retained certain equipment and its associated software at December 31, 2001. The Company expects to dispose the remaining equipment in its foreseeable future. Depreciation expense was $58,326 and $75,769 in 2001 and 2000, respectively. The Company recorded an associated loss on asset disposal and impairment cost in the amount of $13,160 in 2001 in accordance with FAS 121, "Impairment of Long-Lived Assets and Long-lived Assets to Be Disposed Of".

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Property and equipment consists of the following at December 31, 2001:

Computer equipment .......................       $   15,599
Less accumulated depreciation ............           (9,599)
                                                 ----------
                                                 $    6,000
                                                 ==========

8.   Notes payable, related party

The Company's notes payable to related party outstanding at December 31, 2001 consist of the following:

Note payable to Grey Mare, LLC, unsecured, non-interest bearing,
mature date on June 4, 2001 .........................................   $ 5,000

Note payable to a director, unsecured and bearing interest at 10%, interest only payments due annually in August,
mature date on August 20, 2001, secured by
30,000 shares of 1st Net Technology common stock ....................    50,000
                                                                        -------
                                                                        $55,000
                                                                        =======
Both notes were in default at December 31, 2001.

9.   Lease obligations

The Company defaulted on its capital lease obligations in 2001 and returned all of the equipment under capital leases in August 2001. The Company remains liable for the amount remaining on the leases estimated at approximately $150,000 at December 31, 2001.

Rent expense totaled $53,200 and $160,788 for the years ended December 31, 2001 and 2000, respectively. The Company moved out of its leased office space in August 2001 and left certain equipment and furniture as compensation to the lessor. The remaining lease commitment under the defaulted operating lease totals $106,400 as of August 2001. The Company estimated a remaining lease liability of approximately $45,000 at December 31, 2001.

10.  Shareholders' deficit

Preferred stock

1st Net had 472,400 shares of its Series A preferred stock outstanding at January 1, 2000. The Company's Series A preferred stock was convertible into an equal number of common shares at the time the common stock traded at $5 per share or higher. This occurred in the first quarter of 2000 and accordingly, all of the preferred stock was converted into common stock at that time.

Stock-based compensation

The Company issued 50,000 and -0- restricted shares of common stock to employees during the years ended December 31, 2001 and 2000, respectively. The Company recognized compensation expense for the shares issued of $12,500 and $-0- for the year ended December 31, 2001 and 2000. The compensation expense recognized was calculated based on the most recent trading prices of the common stock or contemporaneous stock sales at the time management approved the grant of stock to employees.

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Private Placement

In January 2001, the Company commenced a common stock offering of 500,000 shares of its common stock at $.25 per share. The Company relied on an exemption from registration under Regulation D of the Securities Act of 1933, as amended. The Company received $85,000 in proceeds from issuance of 340,000 shares.

Options and warrants

The Company accounts for all stock options under SFAS No. 123. However, as permitted by SFAS No. 123, the Company accounts for stock options granted to employees and stock options granted to nonemployees, in a different manner. Directors, acting in their capacity as directors, are in the employee category.

The Company has elected to account for stock options granted to employees under the "intrinsic value method" whereby no compensation expense is recorded if the option's price equals or exceeds the fair value of the underlying stock.

The Company accounts for stock options granted to consultants and other providers under the "fair value method" whereby compensation expense is recorded for the excess of the fair value of the option over the market price of the underlying stock.

Under SFAS No. 123, when the intrinsic value method is elected, compensation expense is measured also under the fair value method, but reported on a "pro forma" basis.

     On June 5, 2000, the Company granted an option to an employee that entitles the employee to purchase 100,000 shares of the Company's common stock at $1.00 per share. The market price of the stock on the date of grant was $1. The Company recorded no compensation expense in accordance with APB 25. The option expires on June 5, 2003.

     On December 15, 2000, the Company granted an option to an employee that entitles the employee to purchase 100,000 shares of the Company's common stock at $.50 per share. The market price of the stock on the date of grant was $.50. The Company recorded no compensation expense in accordance with APB 25. The option expires on December 15, 2003.

     On March 31, 2001, 75,000 warrants expired. The Company recorded a reduction to previously recorded common stock warrants in the amount of $98,250 upon expiration of the warrants.

     On June 30, 2001, the Company issued an employee 25,000 shares of its common stock in exchange for the cancellation of 100,000 options issued on June 2, 2000. The Company did not record a reduction in compensation expense associated with the cancellation of the options.

Following is a schedule of changes in the Company's outstanding warrants and options for years ended December 31, 2001 and 2000:

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements

                                                                 Weighted      Weighted Avg
                                                   Number           Avg         Remaining
             Options/Warrants          Number    Exercisable   Exercise Price     Life
-------------------------------------------------------------------------------------------
Outstanding at January 1, 2000 ....    311,200     311,200       $   4.64         2.5 years
Granted ...........................    200,000
Exercised .........................       --
Cancelled .........................       --
                                      ---------
Outstanding at December 31, 2000       511,200     411,200       $   3.12         3 years
Granted ...........................    525,000
Exercised .........................       --
Cancelled .........................   (175,000)
                                      ---------
Outstanding at December 31, 2001       861,200     861,200       $   3.39         3 years
                                      =========

Pro Forma

As provided for under SFAS 123, the Company has provided the required additional pro forma disclosures. In accordance with the intrinsic value method followed by APB 25, no compensation expense has been recognized in the consolidated statement of operations in connection with the granting of stock options. Had compensation cost been recognized in accordance with the fair value method called for by SFAS 123, the Company's net loss in 2000 would have increased $68,000 from ($172,995) to ($240,995) and the loss per share would have decreased from ($0.03) to ($0.04).

The fair value of the options issued was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield - 0%; expected volatility - 80%; risk-free investment rate - 6%; and an expected life of four years. The compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be realized by the option holders. The fair value of the option grant was $.34 per share.

11.  Income taxes

At December 31, 2001, the Company has federal and California net operating loss carryforwards of approximately $6,678,706. The federal and California net operating loss carryforwards will expire in 2022, unless utilized. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% occurs within a three year testing period. The net change in total valuation allowance were ($557,646) and $656,836 in 2001 and 2000 respectively.

The components of the Company's deferred tax assets as of December 31, 2001 are shown below. A valuation allowance has been recognized to offset the deferred tax assets, as the future realization of such assets is uncertain.


   Deferred tax assets from net operating loss carryforwards....... $ 2,270,760

   Valuation allowance.............................................  (2,270,760)
                                                                    ------------
   Net deferred tax assets......................................... $       --
                                                                    ============

A reconciliation of the statutory tax rates to the Company's provision for income tax expense for the years ended December 31, 2001 and 2000 is as follows:

                           1st NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


                                                        For the Years Ended
                                                            December 31,
                                                        -------------------
                                                          2001      2000
                                                        -------   --------

    Federal income tax rate........................... (34.0)%    (34.0)%
    State income tax rate, net of federal benefit.....  (5.9)      (5.9)
    Valuation allowance...............................  39.9       39.9
                                                        -------   --------
                                                          -- %        -- %
                                                        =======   ========

12.  Commitments and contingencies

The Company is currently involved in disputes with several former employees concerning compensation and termination decisions. Although the outcome of these disputes is indeterminable, management is confident that these matters will be settled favorably. A payroll liability reserve has been established in connection with these disputes in the accompanying financial statements.

The Company settled two creditors lawsuits during 2001 with Bowne of Los Angeles, CA and Inegrant of San Diego, CA. As a result of settlement agreements, the Company recorded $122,196 in gain on liabilities settlement in 2001. Additionally, the Company recorded a gain on liabilities settlement in 2001 in the amount of $22,779 related to the termination of its proposed acquisition of Spirit 32.

The Company is party to a third lawsuit filed by L.A. Commercial Group in the amount of $2,665. The associated liabilities have been recorded in the financial statements.

The Company established a liabilities reserve at December 31, 2000 in the amount of $350,000 due to its plan to terminate operations. The Company recognized liabilities in the amount of $161,085 in 2001. At December 31, 2001, the remaining liabilities reserve in the amount of $188,915 was included in the financial statements. Liabilities reserve will be reclassified into accrued liabilities at the time when previous incurred expenses are billed. The Company will reduce its liabilities reserve at the time when it determines that the Company is no longer subject to such liabilities.