Form 10QSB
period 2002-03-31
1ST NET TECHNOLOGIES INC
filed 2002-05-15
CIK 1062273

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


                         Commission file number 0-27145
                                                -------


                           1st NET TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Colorado                                       33-0756798
-------------------------------             ------------------------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
 incorporation or organization)


                             1869 W. Littleton Blvd.
                               Littleton, CO 80120
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (303) 738-8994
                           ---------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]       No [ ]

As of March 31, 2002, there were 6,393,392 shares of the Registrant's common stock outstanding.

                           1ST NET TECHNOLOGIES, INC.
                                      Index


                                     Part I

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         March 31, 2002 (unaudited) ...............................       3

         Condensed Consolidated Statements of Operations
         for the Three Months  Ended March 31, 2002
         and 2001 (unaudited) .....................................       4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2002
         and 2001 (unaudited) .....................................       5

         Notes to Condensed Financial Statements (unaudited).......       6

Item 2. Management's Discussion and Analysis
        or Plan of Operation ......................................       8

                                     Part II

Items 1-6. Other Information ......................................      11

           Signatures .............................................      12

                           1ST NET TECHNOLOGIES, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2002

                                     ASSETS
Current assets:
     Cash .................................................   $    25,328
     Note receivable ......................................        47,060
     Marketable securities ................................         3,468
                                                              -----------

     Total current assets .................................        75,856

Investments, at cost (Note D) .............................        76,479
Idle equipment, net .......................................         6,000
                                                              -----------

                                                              $   158,335
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities .............   $   125,772
     Indebtedness to related party ........................        55,078
     Lease obligations ....................................       197,215
     Accrued payroll and payroll taxes ....................        86,940
     Restructuring reserve ................................       185,125
                                                              -----------

     Total current liabilities ............................       650,130
                                                              -----------

Commitments and contingencies .............................          --

Shareholders' deficit:
     Preferred stock ......................................          --
     Common stock .........................................         6,393
     Common stock warrants ................................       177,022
     Additional paid in capital ...........................     5,916,465
     Accumulated deficit ..................................    (6,591,675)
                                                              -----------

     Total shareholders' deficit ..........................      (491,795)
                                                              -----------

                                                              $   158,335
                                                              ===========

     See accompanying notes to condensed consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                               --------------------------
                                                                  2002           2001
                                                               -----------    -----------
                                                                               Restated*
Revenues:
     Technology consulting, user fees and marketing services   $      --      $     3,116

Operating expenses .........................................        31,472        144,007
                                                               -----------    -----------

Loss from operations .......................................       (31,472)      (140,891)

Other income and expense:
     Realized gain/(loss) on investments sold (Note D) .....       118,562         14,832
     Unrealized gain/(loss) on investments held ............          --          (64,961)
     Interest expense ......................................            (5)        (8,195)
     Stock-based compensation ..............................          --           (6,775)
     Other income ..........................................           196           --
     Interest and dividend income ..........................          --              130
                                                               -----------    -----------

Income (loss) before provision for income taxes ............        87,281       (205,860)

Provision for income taxes (Note C) ........................          --             --
                                                               -----------    -----------

Net income (loss) ..........................................   $    87,281    $  (205,860)
                                                               ===========    ===========

Basic and diluted loss per share ...........................   $      0.01    $     (0.03)
                                                               ===========    ===========

Weighted average common shares outstanding:
     Basic and diluted .....................................     6,945,892      6,705,892
                                                               ===========    ===========

  *  See Note A

     See accompanying notes to condensed consolidated financial statements.
                                        4

                           1ST NET TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------

                                                        2002          2001
                                                      ---------    ---------
                                                                   Restated*
Operating activities

Net cash used in operating activities .............   $ (67,369)   $(705,726)
                                                      ---------    ---------


Investing activities
Additions to property and equipment ...............        --        (24,098)
Net proceeds from sales of investments (Note D) ...     163,315       92,830
Proceeds from receipt of notes and loans receivable        --         50,000
                                                      ---------    ---------

Net cash provided by investing activities .........     163,315      118,732
                                                      ---------    ---------

Financing activities
Repayments of capital lease obligations ...........        --        (12,362)
Additions to notes payable ........................        --         25,000
Repayments of notes payable (Notes B and E) .......     (75,000)        --
Net proceeds from issuance of common stock ........        --         39,506
                                                      ---------    ---------

Net cash provided by (used in) financing activities     (75,000)      52,144
                                                      ---------    ---------

Change in cash ....................................      20,946     (534,850)

Cash at beginning of period .......................       4,582      553,388
                                                      ---------    ---------

Cash at end of period .............................   $  25,528    $  18,538
                                                      =========    =========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
         Interest .................................   $    --      $    --
                                                      =========    =========
         Income taxes .............................   $    --      $    --
                                                      =========    =========

  *  See Note A


     See accompanying notes to condensed consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2001, notes and accounting policies thereto included in the Company's Annual Report on Form 10SB as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SSP Management Corporation ("SSP"). Intercompany transactions and balance were eliminated in consolidation.

During the three months ended March 31, 2001, the Company accounted for its investment in Children's Technology Group, Inc. ("CTG") in accordance with Accounting Principle Board ("APB") Opinion No. 16. Under this method, the
Company consolidated CTG's financial statements with its own. As of June 30, 2001, the Company began accounting for its investment in CTG at cost due to change in control in CTG. In accordance with APB No. 20, the financial statements have been restated to show financial information for the new reporting entity for all periods presented.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B: Related Party
        -------------

The Company borrowed funds for working capital from Entrepreneur Investments, Inc., an affiliate, during 2000 and 2001. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. At December 31, 2001, the Company owed the affiliate $75,078. During the three months ended March 31, 2002, the Company repaid the affiliate $20,000, which reduced the balance to $55,078 as of March 31, 2002.

Note C: Income Tax
        ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                           1ST NET TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note D: Investments
        -----------

CTG common stock
At December 31, 2001, the Company held 3,922,614 shares of CTG common stock valued at $121,731. During 2001, the Company agreed to return 552,500 shares of its CTG's common stock holding in exchange with 552,500 shares of 1st Net's common stock owned by CTG. The parties consummated the exchange in January 2002, which reduced the number of shares of CTG common stock owned by the Company to 3,370,114.

During 2001, the Company granted a third party investor an option to purchase 1,250,000 shares of CTG common stock owned by the Company at $.125 per share. During February 2002, the investor exercised the option and paid the Company $156,250 for the CTG common stock. The sale reduced the number of shares of CTG common stock owned by the Company to 2,120,114. The Company recognized a gain on the sale of the CTG stock of $111,497 and reduced its cost basis in the CTG investment by $44,753 (from $120,731 to $75,978).

In January 2002, the Company granted the third party investor another option to purchase an additional 1,370,114 shares of the CTG common stock owned by the Company, at $.225 per share. If the option is exercised in its entirety, the number of shares of CTG common stock owned by the Company would be reduced to 750,000.

Other investments
During the three months ended March 31, 2002, the Company sold another investment to a third party investor for $7,065. The Company recognized a gain on the sale of the investment of $7,065 as the investment was previously written off by the Company.

Note E: Notes Payable, Related Parties
        ------------------------------
At December 31, 2001, the Company owed two related parties promissory notes totaling $50,000 and $5,000, respectively. During the three months ended March 31, 2002, the Company repaid both notes and all related accrued interest.

                                     Part II


ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to; those discussed in the section entitled "Risks and Uncertainties." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

Prior to August 2001, 1st Net Technologies, Inc. (the "Company") had primarily been in the Internet commerce and services business since its inception in 1997. During the twelve (12) months ended December 2001, the Company's Board of Directors decided to suspend, and then terminate, its California operations and, subsequently, moved the Company's headquarters to Colorado, its state of incorporation. With the closing of its California operations, the Company maintains no current business operations, other than to manage its remaining assets and liabilities. The Company currently has no on-going revenue generating sources. The Company's main efforts continue to be centered on an attempt to satisfy the claims of our various creditors. During 2001, the Company retained the services of a Corporate Bankruptcy/Reorganization Specialist in order to determine which course of action would provide the Company with the opportunity to remain as a going concern. Until the Company feels that it can no longer negotiate a settlement with its remaining creditors, no definitive decision will be made with regard to this course of action. It should be anticipated, however, that the Company might have to seek either creditor protection or, possibly, liquidation at some point in the future.

The Company maintains one subsidiary corporation; SSP Management Corp, which is wholly-owned. Our historical financial information contained in this Form 10-QSB is that of 1st Net Technologies, Inc. and SSP on a consolidated basis. Prior year consolidated statements of operations and cash flows have been restated to reflect a change in reporting entity due to the divesture of a prior consolidated subsidiary, Children's Technology Group (CTG). We lost control and influence over CTG during 2001 due to CTG's issuance of additional common stock and preferred stock.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2001 COMPARED TO FIRST QUARTER OF 2000

     Revenues

The Company's revenues from technology consulting, user fees and marketing services during the first quarter of 2002 declined $3,116 to $-0- from the same quarter during the prior year.

     Operating expenses

The Company currently maintains minimal operating expenses, mostly relating to legal fees and accounting expenses.

     Other income and expense

The Company will recognize additional gains from the sale of the assets conducted in 2000 and 2001 as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s).

Other income totaling $118,562 was the result of a gain on the CTG investment sold during 2001. On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expires on January 11, 2003. At March 31, 2002, the Company holds 2,120,114 common shares in Children's Technology Group.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company had $75,856.00 in total current assets from which to pay its obligations. The Company's current liabilities total $650,130.00, which includes capital lease obligations of $197,215.00 and payroll tax accrual of $86,940.00. At March 31, 2002, the Company had cash on hand of $25,328.00.

On a going forward basis, 1st Net and its 100% owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. It is impossible however to ascertain the actual value that will be eventually realized by the Company when these securities are sold.


RISKS AND UNCERTAINTIES

The future of our Company will depend, largely, on our ability to successfully develop or acquire new products or services. We cannot assure you, however, that we will be successful in achieving market acceptance of any such new products or services that we develop or acquire. Any failure or delay in diversifying our existing offerings could further harm our business, results of operations and financial condition.

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

In order to be successful we may need to seek out, identify, and negotiate certain favorable terms with an existing business entity or concept whose operations may be a good fit for the Company. However, problems commonly associated with such a transaction may eventually cause us to fail. Our future success will depend in part upon the ability of our management to effectively negotiate such a transaction. Such a transaction may require us to hire and train additional personnel to manage the expanded operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage these processes, we may be unable to proceed forward as a going concern. If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute shareholder value and adversely affect operating results. We may acquire or make investments in complementary companies, services and technologies in the future. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects will be seriously harmed.

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

The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the Securities and Exchange Commission (the "Commission"), the NASD, various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Our failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of a cease-and-desist orders, any of which could have a material adverse effect on our business, financial condition and operating results.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our recently filed annual report, the Company decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002. As of March 31, 2002, MFP had not delivered the remaining agreed upon compensation of $2,500.00 in cash and $5,000.00 in marketable securities. Therefore, it may be necessary for us to continue to pursue this suit in the future.

On March 06, 2002, the case against the Company in Superior Court of the State of California, for the County of San Diego filed by Bradley L. Jacobs, et al. was formally dismissed as a result of a Court Order based upon a Motion for Summary Judgment filed by 1st Net. As a result of this dismissal, the Company should have no further liability in this case.

On March 28, 2002 the Company settled a pending California State Labor Board claim. The Company was ordered to pay a former employee $1,291.97 in back wages as well as a penalty of $3,692.40. No other such claims are pending against the Company as of 3/31/02.

A creditor suit filed by L.A. Commercial Group, Inc. in the amount of $2,665.71 is still pending as of 3/31/02.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 4. OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2002

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



                                1st NET TECHNOLOGIES, INC.



Dated: May 14, 2002             By: /s/ James H. Watson, Jr.
                                    -------------------------------
                                      James H. Watson, Jr.
                                Its:  Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant