Form 10QSB
period 2002-06-30
1ST NET TECHNOLOGIES INC
filed 2002-08-19
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 16, 2002, there were 6,393,392 shares of the Registrant's common stock outstanding.

                           1ST NET TECHNOLOGIES, INC.
                                      Index


                                     Part I

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet as of
        June 30, 2002 (unaudited) .........................................   3

        Condensed Consolidated Statements of Operations
        for the Three and Six Months Ended June 30, 2002
        and 2001 (unaudited) ..............................................   4

        Condensed Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 2002 and 2001
        (unaudited) .......................................................   5

        Notes to Condensed Consolidated Financial
        Statements (unaudited) ............................................   6

Item 2. Management's Discussion and Analysis or Plan
        of Operation ......................................................   8


                               Part II

Items 1-6. Other Information ..............................................  10

           Signatures .....................................................  11

                           1ST NET TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2002

                                     ASSETS
Current assets:
     Cash ......................................................    $     1,147
     Note receivable ...........................................         47,060
     Marketable securities .....................................          3,468
                                                                    -----------

     Total current assets ......................................         51,675

Investments, at cost (Note D) ..................................         76,478
Idle equipment, net ............................................          6,000
                                                                    -----------

                                                                    $   134,153
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities ..................    $   142,046
     Indebtedness to related party .............................         45,078
     Lease obligations .........................................        197,215
     Accrued payroll and payroll taxes .........................         87,735
     Restructuring reserve .....................................        185,125
                                                                    -----------

     Total current liabilities .................................        657,199
                                                                    -----------

Commitments and contingencies ..................................           --

Shareholders' deficit:
     Preferred stock ...........................................           --
     Common stock ..............................................          6,393
     Common stock warrants .....................................        176,469
     Additional paid in capital ................................      5,916,465
     Accumulated deficit .......................................     (6,622,373)
                                                                    -----------

     Total shareholders' deficit ...............................       (523,046)
                                                                    -----------

                                                                    $   134,153
                                                                    ===========


     See accompanying notes to condensed consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                         --------------------------    --------------------------
                                                             2002          2001           2002           2001
                                                         -----------    -----------    -----------    -----------
Revenues:
     Technology consulting, user fees and
        marketing services ...........................   $      --      $    33,920    $      --      $    37,036

Operating expenses ...................................        37,415         91,244         68,887        235,251
                                                         -----------    -----------    -----------    -----------

Loss from operations .................................       (37,415)       (57,324)       (68,887)      (198,215)

Other income and expense:
     Realized gain/(loss) on investments sold (Note D)          --          (20,812)       118,562         (5,980)
     Unrealized gain/(loss) on investments held ......          --             --             --          (64,961)
     Loss on write-down of investments ...............          --         (794,152)          --         (794,152)
     Interest expense ................................          --          (10,587)            (5)       (18,782)
     Stock-based compensation ........................          --             --             --           (6,775)
     Other income ....................................          --             --             --             --
     Interest and dividend income ....................          --             --             --              130
                                                         -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes ......       (37,415)      (882,875)        49,670     (1,088,735)

Provision for income taxes (Note C) ..................          --             --             --             --
                                                         -----------    -----------    -----------    -----------

Net income (loss) ....................................   $   (37,415)   $  (882,875)   $    49,670    $(1,088,735)
                                                         ===========    ===========    ===========    ===========

Basic and diluted loss per share .....................   $     (0.01)   $     (0.13)   $      0.01    $     (0.16)
                                                         ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
     Basic and diluted ...............................     6,393,392      6,873,631      6,393,392      6,738,779
                                                         ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.
                                        4

                           1ST NET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Operating activities

Net cash used in operating activities .............  $   (81,750)   $  (715,042)


Investing activities
Additions to property and equipment ...............         --          (24,250)
Net proceeds from sales of investments (Note D) ...      163,315           --
Proceeds from receipt of notes and loans receivable         --          100,000
                                                     -----------    -----------

Net cash provided by investing activities .........      163,315         75,750

Financing activities
Repayments of capital lease obligations ...........         --          (12,362)
Additions to notes payable ........................         --           35,000
Repayments of notes payable (Notes B and E) .......      (85,000)       (22,750)
Net proceeds from issuance of common stock ........         --           94,506
                                                     -----------    -----------

Net cash provided by (used in) financing activities      (85,000)        94,394
                                                     -----------    -----------

Change in cash ....................................       (3,435)      (544,898)

Cash at beginning of period .......................        4,582        553,388
                                                     -----------    -----------

Cash at end of period .............................  $     1,147    $     8,490
                                                     ===========    ===========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest .................................  $      --      $     2,100
                                                     ===========    ===========
         Income taxes .............................  $      --      $      --
                                                     ===========    ===========



     See accompanying notes to condensed consolidated financial statements.
                                        5

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A:  Basis of presentation

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

Note B: Related Party

The Company borrowed funds for working capital from Entrepreneur Investments, Inc., an affiliate, during 2000 and 2001. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. At December 31, 2001, the Company owed the affiliate $75,078. During the six months ended June 30, 2002, the Company repaid the affiliate $30,000, which reduced the balance to $45,078 as of June 30, 2002.

Note C: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note D: Investments

CTG common stock
At December 31, 2001, the Company held 3,922,614 shares of CTG common stock valued at $121,731. During 2001, the Company agreed to return 552,500 shares of its CTG's common stock holding in exchange with 552,500 shares of 1st Net's common stock owned by CTG. The parties consummated the exchange in January 2002, which reduced the number of shares of CTG common stock owned by the Company to 3,370,114 and reduced the Company's outstanding common shares to 6,393,392.

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

Other investments
During the six months ended June 30, 2002, the Company sold another investment to a third party investor for $7,065. The Company recognized a gain on the sale of the investment of $7,065 as the investment was previously written off by the Company.

Note E: Notes Payable, Related Parties

At December 31, 2001, the Company owed two related parties promissory notes totaling $50,000 and $5,000, respectively. During the six months ended June 30, 2002, the Company repaid both notes and all related accrued interest.

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

RESULTS OF OPERATIONS - FIRST QUARTER OF 2001 COMPARED TO FIRST QUARTER OF 2000

     Revenues

The Company's revenues from technology consulting, user fees and marketing services during the six months ended June 30, 2002 declined $37,036 to $-0- as compared to the six months ended June 30, 2001.

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

Other income totaling $118,562 was the result of a gain on the CTG investment sold during 2001. On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expires on January 11, 2003. At June 30, 2002, the Company holds 2,120,114 common shares in Children's Technology Group.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company had $51,675 in total current assets from which to pay its obligations. The Company's current liabilities total $657,199, which includes capital lease obligations of $197,215 and payroll tax accruals of $87,735. At June 30, 2002, the Company had cash on hand of $1,147.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our recently filed annual report, the Company decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002. As of June 30, 2002, MFP had not delivered the remaining agreed upon compensation of $2,500.00 in cash and $5,000.00 in marketable securities. Therefore, it may be necessary for us to continue to pursue this suit in the future.

On March 06, 2002, the case against the Company in Superior Court of the State of California, for the County of San Diego filed by Bradley L. Jacobs, et al. was formally dismissed as a result of a Court Order based upon a Motion for Summary Judgment filed by 1st Net. As a result of this dismissal, the Company should have no further liability in this case.

On March 28, 2002 the Company settled a pending California State Labor Board claim. The Company was ordered to pay a former employee $1,292 in back wages as well as a penalty of $3,692. No other such claims are pending against the Company as of June 30, 2002.

A creditor suit filed by L.A. Commercial Group, Inc. in the amount of $2,666 is still pending as of June 30, 2002.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 4. OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the six months ended June 30, 2002


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

               1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

               2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

     (b) Reports on Form 8-K

None

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.



                                    1st NET TECHNOLOGIES, INC.



Dated: August 16, 2002              By: /s/ James H. Watson, Jr.
                                    -------------------------------
                                      James H. Watson, Jr.
                                Its: Principal Executive Officer and Principal Accounting Officer of the Registrant