Form 10QSB
period 2002-09-30
1ST NET TECHNOLOGIES INC
filed 2002-11-13
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 8, 2002, there were 6,393,392 shares of the Registrant's common stock outstanding.

                           1ST NET TECHNOLOGIES, INC.
                                      Index


                                     Part I

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of
           September 30, 2002 (unaudited) ..................................   3

           Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended September
           30, 2002 and 2001 (unaudited) ...................................   4

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2002
           and 2001 (unaudited) ............................................   5

           Notes to Condensed Consolidated Financial
           Statements (unaudited) ..........................................   6

Item 2.    Management's Discussion and Analysis or
           Plan of Operation ...............................................   7


                               Part II

Items 1-6. Other Information ............................................   8

           Signatures ...................................................   9

                           1ST NET TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2002

                                     ASSETS
Current assets:
     Cash .................................................   $       182
     Note receivable ......................................        38,730
     Marketable securities ................................         4,005
                                                              -----------

     Total current assets .................................        42,917

Investments, at cost (Note D) .............................        76,478
Idle equipment, net .......................................         6,000
                                                              -----------

                                                              $   125,395
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities .............   $   153,966
     Indebtedness to related party (Note B) ...............        45,078
     Lease obligations ....................................       197,215
     Accrued payroll and payroll taxes ....................        87,735
     Restructuring reserve ................................       185,125
                                                              -----------

     Total current liabilities ............................       669,119
                                                              -----------

Commitments and contingencies .............................          --

Shareholders' deficit:
     Preferred stock ......................................          --
     Common stock .........................................         6,393
     Common stock warrants ................................       176,469
     Additional paid in capital ...........................     5,916,465
     Accumulated deficit ..................................    (6,643,588)
     Accumulated other comprehensive income:
         Unrealized holding gain on marketable securities .           537
                                                              -----------

     Total shareholders' deficit ..........................      (543,724)
                                                              -----------

                                                              $   125,395
                                                              ===========

     See accompanying notes to condensed consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                 September 30,               September 30,
                                                         --------------------------    --------------------------
                                                            2002           2001           2002           2001
                                                         -----------    -----------    -----------    -----------
Revenues:
     Technology consulting, user fees and
        marketing services ...........................   $      --      $    17,284    $      --      $    54,320

Expenses:
     Selling, general and administrative expenses ....        21,735        137,252         90,622        372,503
     Stock-based compensation ........................          --             --             --            6,775
                                                         -----------    -----------    -----------    -----------

Loss from operations .................................       (21,735)      (119,968)       (90,622)      (324,958)

Other income and expense:
     Realized gain/(loss) on investments sold (Note D)          --          (17,925)       118,562       (883,018)
     Interest expense ................................          --           (3,037)            (5)       (21,819)
     Other income ....................................           270           --              270           --
     Interest and dividend income ....................          --            1,518           --            1,648
                                                         -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes ......       (21,465)      (139,412)        28,205     (1,228,147)

Provision for income taxes (Note C) ..................          --             --             --             --
                                                         -----------    -----------    -----------    -----------

Net income (loss) ....................................   $   (21,465)   $  (139,412)   $    28,205    $(1,228,147)
                                                         ===========    ===========    ===========    ===========

Basic and diluted loss per share .....................   $     (0.00)   $     (0.02)   $      0.00    $     (0.18)
                                                         ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
     Basic and diluted ...............................     6,393,392      6,945,892      6,393,392      6,807,817
                                                         ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                        Nine Months Ended
                                                                           September 30,
                                                                   --------------------------
                                                                      2002           2001
                                                                   -----------    -----------
Operating activities:
             Net cash used in operating activities .............   $   (91,045)   $  (747,666)
                                                                   -----------    -----------

Investing activities:
     Additions to property and equipment .......................          --          (24,250)
     Net proceeds from sales of investments (Note D) ...........       163,315         25,000
     Proceeds from receipt of notes and loans receivable .......         8,330        100,000
                                                                   -----------    -----------

             Net cash provided by investing activities .........       171,645        100,750

Financing activities:
     Repayments of capital lease obligations ...................          --          (12,362)
     Proceeds from notes payable ...............................          --           35,000
     Repayments of notes payable (Note B) ......................       (85,000)       (22,750)
     Net proceeds from sale of common stock ....................          --           94,506
                                                                   -----------    -----------

             Net cash provided by (used in) financing activities       (85,000)        94,394
                                                                   -----------    -----------

Change in cash .................................................        (4,400)      (552,522)

Cash at beginning of period ....................................         4,582        553,388
                                                                   -----------    -----------

             Cash at end of period .............................   $       182    $       866
                                                                   ===========    ===========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest ..............................................   $      --      $     2,100
                                                                   ===========    ===========
         Income taxes ..........................................   $      --      $      --
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

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A:  Basis of presentation
         ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2001, notes and accounting policies thereto included in the Company's Annual Report on Form 10-SB as filed with the SEC.

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

Note B: Related Party
        -------------

The Company borrowed funds for working capital from Entrepreneur Investments, Inc., an affiliate, during 2000 and 2001. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. At December 31, 2001, the Company owed the affiliate $75,078. During the nine months ended September 30, 2002, the Company repaid the affiliate $30,000, which reduced the balance to $45,078 as of September 30, 2002.

At December 31, 2001, the Company owed two related parties promissory notes totaling $50,000 and $5,000, respectively. During the nine months ended September 30, 2002, the Company repaid both notes and all related accrued interest.

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

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note D: Investments
        -----------

CTG common stock
At December 31, 2001, the Company held 3,922,614 shares of CTG common stock valued at $121,731. During 2001, the Company agreed to return 552,500 shares of its CTG's common stock holding in exchange for 552,500 shares of 1st Net's common stock owned by CTG. The parties consummated the exchange in January 2002, which reduced the number of shares of CTG common stock owned by the Company to 3,370,114 and reduced the Company's outstanding common shares to 6,393,392.

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

Other investments
During the nine months ended September 30, 2002, the Company sold another investment to a third party investor for $7,065. The Company recognized a gain on the sale of the investment of $7,065 as the investment had previously been written off by the Company.

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

RESULTS OF OPERATIONS

     Revenues

The Company's revenues from technology consulting, user fees and marketing services during the nine months ended September 30, 2002 declined $54,320 to $0 as compared to the nine months ended September 30, 2001.

     Operating expenses

The Company currently maintains minimal operating expenses, mostly relating to legal fees and accounting expenses.

     Other income and expense

The Company will recognize additional gains from the assets sold in 2000 and 2001, as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s).

Other income totaling $118,562 was the result of a gain on the CTG investment sold during 2001. On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expires on January 11, 2003. At September 30, 2002, the Company holds 2,120,114 common shares in Children's Technology Group.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company had $42,917 in total current assets from which to pay its obligations. The Company's current liabilities total $669,119, which includes capital lease obligations of $197,215 and payroll tax accruals of $87,735. At September 30, 2002, the Company had a cash balance of $182.

On a going forward basis, 1st Net and its 100% owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. It is impossible, however, to ascertain the actual value that will be eventually realized by the Company when these securities are sold.


RISKS AND UNCERTAINTIES

The future of our Company will depend, largely, on our ability to successfully develop or acquire new products or services. There is no assurance, however, that we will be successful in achieving market acceptance of any such new products or services that we develop or acquire. Any failure or delay in diversifying our existing offerings could further harm our business, results of operations and financial condition.


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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our filed annual report, the Company decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002. As of September 30, 2002, MFP had not delivered the remaining agreed upon compensation of $2,500.00 in cash and $5,000.00 in marketable securities. Therefore, it may be necessary for us to continue to pursue this suit in the future.

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

A creditor suit filed by L.A. Commercial Group, Inc. in the amount of $2,666 is still pending as of September 30, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 4. OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the nine months ended September 30, 2002.


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



                                    1st NET TECHNOLOGIES, INC.



Dated: November 8, 2002              By: /s/ James H. Watson, Jr.
                                    --------------------------------------------
                                      James H. Watson, Jr.
                                Its: Principal Executive Officer and Principal Accounting Officer of the Registrant