Form 10KSB
period 2002-12-31
1ST NET TECHNOLOGIES INC
filed 2003-04-07
CIK 1062273

U.S. Securities and Exchange Commission

                             Washington, D.C. 20594

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     For the fiscal year ended: DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from: _____________ to  ______________


                         Commission file number 0-27145
                                                -------

                           1st Net Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                      33-0756798
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


    1869 W. Littleton Boulevard                                          80120
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip Code)


                    Issuer's telephone number: (303) 738-8994
                                               --------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

                6,395,357 shares of Common Stock, $.001 par value
                -------------------------------------------------
                               Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes X    No
                                                         ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the 5,695,357 shares of voting stock held by non-affiliates of the Company outstanding at March 31, 2003, calculated by taking the last sales price of the Company's common stock ($.008 as quoted on March 31, 2003) was $45,562.86. The number of shares outstanding of the issuer's common equity as of March 31, 2003 was 6,395,357.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                               Yes _____ No _____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,395,357 common shares issued and outstanding as of March 31, 2003

Transitional Small Business Disclosure Format (check one):   Yes          No  X
                                                                ---          ---

TABLE OF CONTENTS


PART I

  ITEM 1.  Description of Business                                          4
  ITEM 2.  Description of Property                                          7
  ITEM 3.  Legal Proceedings                                                7
  ITEM 4.  Submission of Matters to a Vote of Security Holders              7

PART II

  ITEM 5.  Market for Common Equity and Related Stockholder Matters         8
  ITEM 6.  Management's Discussion and Analysis or Plan of Operation        8
  ITEM 7.  Financial Statements                                            11
  ITEM 8.  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure                         11

PART III

  ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act           12
  ITEM 10. Executive Compensation                                          13
  ITEM 11. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                  14
  ITEM 12. Certain Relationships and Related Transactions                  14
  ITEM 13. Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                 16

CERTIFICATION                                                              17

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

1st Net Technologies, Inc. (the "Company" or "1st Net") had, prior to August 2001, primarily been in the Internet commerce and services business since its inception in 1997. In August 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company's headquarters to Colorado, its original state of incorporation. With the closing of its California operations, the Company currently maintains no business operations, other than to manage its remaining assets and liabilities.

In October 2001, the Company retained the services of a Corporate Reorganization / Bankruptcy Specialist in order to determine a course of action that might best provide the Company with the opportunity to remain a going concern. As of December 31, 2002, the Company continues to have discussions with its unsecured creditors to determine their willingness to negotiate their claims against the Company. The Company has a limited amount of capital from which to pay its remaining obligations. If the Company is unable to negotiate favorable and final terms with its remaining creditors, the Company may have to seek protection from its creditors through a Chapter XI or Chapter VII filing, at some point in the future. To date, no definitive decision has been made with regard to this course of action.

Our historical financial information contained in this Annual Report on Form 10-KSB is that of 1st Net Technologies, Inc. and its subsidiary corporation, SSP Management Corp., and is presented on a consolidated basis, where necessary.

The Company currently maintains one subsidiary corporation, SSP Management Corp. In January 1999, we acquired a 100 percent interest in SSP Management Corp., a Colorado corporation ("SSP"), from a private company that is considered a related party. SSP was wholly owned by Entrepreneur Investments, LLC ("EI")
whose sole shareholder, James H. Watson, Jr., our current Chairman/President/CEO, was a member of 1st Net's Board of Directors at the time of acquisition. Through our acquisition of that company, we built several investment-oriented Internet Web sites and on-line newsletter publications. In December 1999, we made a strategic decision to divest ourselves of the SSP types of clients and services and, where applicable, to sell our information-based assets to companies whose long-term objective was to participate in that business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and August 2000 and this subsidiary is no longer active in its former business.

At December 31, 2002, SSP and 1st Net Technologies continue to hold common stock in the following former clients:

Name of Company        Status          Owner       # of shares owned at 12/31/02
---------------        ------          -----       -----------------------------

a) SureCare, Inc.      Account         SSP         60,000 common

b) Zootech, Inc.       Account         SSP         5,000 common

c) Allwest System      Account         1st Net     33 common

d) Phelps Engineer     Account         1st Net     21,000 common

e) Uniprime Capital    Account         1st Net     2,035 common

f) Zootech, Inc.       Account         1st Net     17,000 common

g) CTG                 Certificate     1st Net     2,120,114 common

All the above, except Children's Technology Group (CTG), currently trades on either the NASD's Bulletin Board system or the "Pink Sheets."

CHILDREN'S TECHNOLOGY GROUP

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

At January 1, 2001, the cost basis in the 4,172,614 shares of CTG common stock was $146,232. On June 28, 2001, the Company, CTG and a third party investor in CTG entered into a shares exchange and option agreement. Pursuant to the agreement, the Company returned 250,000 shares of CTG stock in exchange for $25,000 in July 2001. Upon receiving the $25,000 from CTG, the Company granted the third party investor an option to purchase 1,250,000 shares of CTG common stock owned by 1st Net at $.125 per share. At December 31, 2001, the Company held 3,922,614 shares of CTG common stock valued at $120,731. Additionally, the Company agreed to exchange 550,500 shares of its CTG's common stock with 550,500 shares of 1st Net's common stock owned by CTG. The share exchange was closed in January 2002.

During February 2002, the third party investor exercised the option to purchase 1,250,000 of the CTG stock owned by the Company, and paid the Company $156,250 ($.125/share). The sale reduced the number of shares of CTG common stock owned by the Company to 2,120,114. The Company recognized a gain on the sale of the CTG stock of $110,497 and reduced its cost basis in the CTG investment by $44,753.

In January 2002, the Company granted the third party investor another option to purchase an additional 1,370,114 shares of its CTG common stock at $.225 per share. This option was not exercised during its applicable term and expired in January 2003.

The Company's investment in CTG dropped to 13 percent at December 31, 2002. Due to the reduction in the percentage of ownership and the options granted to purchase the Company's CTG common stock, the Company's investment in CTG has been reclassified as marketable securities that are available-for-sale at December 31, 2002.

SALE OF INTERNET PORTALS

In December 1999, we made a strategic decision to divest ourselves of the types of clients serviced by our subsidiary SSP Management and, where applicable, sell our information-based assets to companies whose long-term objective is to participate in the investor information business.

On February 23, 2000, SSP sold certain related assets to MarketByte, LLC. ("MarketByte") in exchange for a note receivable totaling $200,000 and 10 percent of any future non-cash consideration received by Marketbyte in connection with the assets, through June 2, 2002. Under this Asset Purchase Agreement, in the event that the consideration received from Marketbyte through June 2, 2002 does not equal or exceed $750,000, Marketbyte will be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the original Asset Purchase Agreement. Subsequently, there have been two amendments to this Agreement to date. They are:

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

In December 2001, the Company again agreed to amend the MarketByte Agreement. This amendment states that "By mutual agreement Buyer and Seller do hereby agree to extend the payment period of such non-cash consideration as follows: a) MarketByte shall continue to pay 10 percent of any/all non-cash consideration (i.e. securities) it receives during its normal course of business until such time as the full amount owed has been received by Seller, with no specified time limit," and, "the parties also agree that as of the executed date of this Supplement the total amount of non-cash consideration due to the Seller is $370,886.25, which is figured by subtracting the amounts already paid by Buyer to date...minus the original amount owed of $400,000."

At December 31, 2002, MarketByte owed the Company $45,000 in cash and $362,556 in other non-cash consideration. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

In August 2000, our two remaining newsletter publications and their respective databases were sold to a different unaffiliated party, Millennium Financial Publishing, LLC. (MFP) for an aggregate of $115,000 in cash and promissory notes for the remainder of the $1.5 million aggregate purchase price. Subsequent to the close of those agreements, MFP made payments to the Company totaling $50,000 before becoming in default on those Agreements. During the second quarter of 2001, the Company filed suit against MFP in District Court, Arapahoe County, Colorado for breach of contract and failure to pay under the promissory notes executed by the companies. On or about February 28, 2002, the Company decided to settle its suit with MFP in consideration of them paying us $2,500 in cash and $5,000 in marketable securities, as well as returning to the Company the non-exclusive rights to the databases and the exclusive rights to the other properties sold.

EMPLOYEES

As of December 31, 2002, the Company had no employees other than our President/CEO Mr. Watson. Mr. Watson currently receives no compensation for his services, other than reimbursements for expenses incurred on behalf of the Company.

ITEM 2.  Description of Property

The Company maintains its executive offices at 1869 W. Littleton Blvd., Littleton, Colorado 80120. The Company paid $4,800 in rent for its office space during the year ended December 31, 2002.

Our property and equipment as of December 31, 2002 consists of certain idle equipment at an estimated value of $2,000.

We were under certain capital lease obligations. During 2001, we defaulted on all capital leases obligations due to suspension of our operations and returned all leased equipment. At December 31, 2002, we estimated $197,215 in defaulted capital and office lease obligations.

ITEM 3.  Legal Proceedings

As described in Item 1 above, we decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002. MFP has so far chosen not to honor the stipulations of this settlement and thus no compensation has been received by the Company as a result of this action. The Company has chosen, at this time, not to expend the resources necessary to pursue this action, although we may pursue this suit in the future.

The Company was a party to the following lawsuits during 2002:

     1) During 2001, a suit was filed by L.A. Commercial Group, Inc. in the amount of $2,665.71. A default judgment was awarded against the Company in LA County, CA district court in 2002.

     2) During 2001, the Company was named as a defendant in a wrongful action lawsuit filed in Superior Court of the State of California, for the County of San Diego by Bradley L. Jacobs, et al. The claims against the Company had to do with a Crossclaim against these defendants that was filed in Superior Court of California, unbeknownst to 1st Net. In February 2002, the case against the Company was dismissed as a result of a Court Order based upon a Motion for Summary Judgment filed by 1st Net. As a result, of this dismissal, the Company should have no further liability in this case.

     3) In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stems from the dismissal of the Company pursuant to item #2 above, whereby the Company is seeking to recoup the fees and expenses it had to expend to defend itself in that suit. The Company is also asking the Court for punitive damages related to this case. The case is still pending as of March 31, 2003.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

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

The number of record holders of the Company's $.001 par value Common Stock at December 31, 2002, was approximately 1,500.

We did not issue or sell any shares of stock during the year ended December 31, 2002.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

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

OVERVIEW

Prior to August 2001, the Company had primarily been in the Internet commerce and services business since its inception in 1997. During 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company's headquarters to Colorado, its state of incorporation. With the closing of its California operations, the Company maintains no current business operations, other than to manage its remaining assets and liabilities. The Company maintains one subsidiary corporation; SSP Management Corp. Our historical financial information contained in this Form 10-KSB is that of 1st Net Technologies, Inc. and SSP on a consolidated basis.

RESULTS OF  OPERATIONS  FOR THE YEARS ENDED  DECEMBER  31, 2002 AND DECEMBER 31,
2001.

During the year ended December 31, 2002, the Company recognized net income totaling $32,123 as compared to a net loss of ($576,319) during the year ended December 31, 2001. The net income recognized in 2002 was related to the following changes in revenues and expenses:

Revenue and operating expenses
------------------------------

The Company's revenues from technology consulting, user fees and marketing services decreased from $37,652 in 2001 to $-0- in 2002. The decrease is attributable to the closing of our operations in 2001.

Operating expenses totaling $85,039 in 2002 decreased $375,144 or 81.5 percent from $460,183 in 2001. In 2001, operating expenses consisted of product development, marketing and general and administrative expenses; however, operating expenses were made up of only general and administrative expenses in 2002 as a result of our closing of operations in 2001.

Other Income and Expense
------------------------

Included in other income were gains from sales of marketable securities and investments totaling $117,562 in 2002 compared to $51,273 in 2001. The increase in gains from sales of marketable securities was largely due to the sale of 1,250,000 shares of CTG stock for $156,250 in February 2002. The Company recognized gains totaling $34,375 and $144,975 on the sale of assets and settlement of liabilities, respectively, in 2001 compared to $-0- in 2002. Additionally, the Company recorded a ($76,524) in loss on disposal of property and equipment due to suspension of operations and ($290,800) in asset impairment due to notes receivable restructure and disposal of property and equipment in 2001. The Company incurred only a ($4,000) loss on asset impairment during 2002.

Interest expense totaled $7,771 in 2001 compared to $-0- in 2002. The decrease in interest expense was due to the repayment of all promissory notes early in 2002. Interest and other income totaled $3,600 in 2002 compared to $7,982 in 2001. The Company did not earn any interest income during 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been funded through sale of equity securities received from services, advances and loans from related parties, sale of SSP's operations, and proceeds from equity offerings. At December 31, 2002, the Company had cash and a net working capital deficit of $125 and ($673,594), respectively. Our future source of capital will come from the remaining note receivable from prior sales of SSP's operations and disposal of equity securities held by the Company.

As of December 31, 2002, we had total assets of $70,216, including current assets of $67,716, investments of $500 and $2,000 in property and equipment. We had total liabilities (all current) of $673,594 as of December 31, 2002. We had a retained loss of ($6,646,583) and a shareholders' deficit of ($603,378) at December 31, 2002.

Net cash used in operations was ($112,772) in 2002 primarily due to the gain realized on the sale of investments totaling ($117,562). Cash provided by investing activities was $163,315 in 2002 all related to proceeds from the sale of investments. Cash used in financing activities was ($55,000) in 2002 all related to the repayment of promissory notes.

On a going forward basis, 1st Net and its 100 percent owned subsidiary SSP maintain only minimal holdings of marketable securities. It is impossible however to ascertain the actual amounts that will be eventually realized by the Company when these securities are sold. Management is not sure that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.

Prior to August 2001, the majority of our capital resources was expended: 1) on salaries and benefits to our employees, 2) to service our debt burden to vendors, and 3) to our professional consultants. Since September 2001, we have eliminated our employee burden completely. Today, our greatest needs for capital are to pay fees to our outside consultants, primarily legal and accounting, and to continue trying to service and eliminate our debt burden with past vendors.

Our main source of capital is our Asset Purchase and Loan Agreement with MarketByte, LLC. Entered into during the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10 percent of the gross non-cash compensation the buyer realizes from the operation of OTCjournal.com. To date, there is approximately, $407,556 remaining to be paid to SSP from that contract, including $45,000 due on a note receivable and $362,556 in future other considerations. Whereas, there can be no assurance that MarketByte can and will continue to honor its financial commitment under this Agreement.

On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check in the amount of $156,250 to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expired on January 11, 2003. At December 31, 2002, the Company holds 2,120,114 common shares in Children's Technology Group.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and absent the gains on securities sold, we would have suffered a net loss in 2002. Also, because we expect our operating losses to continue into the future, we may never be profitable. We had an accumulated deficit of ($6,646,583) at December 31, 2002. We incurred net income/(loss) of $32,123 and ($576,319) for the years ended December 31, 2002 and 2001, respectively. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to decrease substantially, year over year, as we seek to find a business combination that would be a suitable fit for the Company on a go-forward basis. If we fail to find a suitable business to acquire or combine with we will not succeed.

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

The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the Securities and Exchange Commission (the "Commission"), the NASD, various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Our failure to comply with any of these laws, rules or regulations could result in censure, fine, or the issuance of cease-and-desist orders, any of which could have a material adverse effect on our business, financial condition and operating results.

ITEM 7. Financial Statements

The Financial Statements are included on Pages F-1 through F-15.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

                           1ST NET TECHNOLOGIES, INC.
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report .............................................   F-2

Consolidated Balance Sheet at December 31, 2002 ..........................   F-3

Consolidated Statements of Operations for the years ended
     December 31, 2002 and 2001 ..........................................   F-4

Consolidated Statement of Changes in Shareholders' Deficit
     for the years ended December 31, 2002 and 2001 ......................   F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002 and 2001 ..........................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

To the Board of Directors and Shareholders:
1st Net Technologies, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiary, as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Net Technologies, Inc., as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and has working capital deficit at December 31, 2002. These and other factors discussed in Note 2 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in
Note 2. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
March 26, 2003

                           1ST NET TECHNOLOGIES, INC.
                           Consolidated Balance Sheet


                                December 31, 2002

                                     Assets
Current assets:
    Cash .......................................................... $       125
    Marketable securities (Note 5) ................................      22,591
    Note receivable (Note 4) ......................................      45,000
                                                                    -----------
                  Total current assets ............................      67,716

Investment, at cost (Note 6) ......................................         500
Idle equipment, at cost, net of accumulated
    depreciation of $9,599 (Note 7) ...............................       2,000
                                                                    -----------

                                                                    $    70,216
                                                                    ===========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ...................... $   173,842
    Indebtedness to related party (Note 3) ........................      45,078
    Lease obligations (Note 8) ....................................     197,215
    Accrued payroll and payroll taxes .............................      93,791
    Restructuring reserve (Note 11) ...............................     163,668
                                                                    -----------
                  Total current liabilities .......................     673,594
                                                                    -----------

Shareholders' deficit (Note 9):
    Preferred stock, $.001 par value; 10,000,000 shares authorized,
       -0- shares issued and outstanding ..........................        --
    Common stock, $.001 par value; 40,000,000 shares authorized,
       6,395,357 shares issued and outstanding ....................       6,395
    Additional paid-in capital ....................................   6,093,485
    Accumulated deficit ...........................................  (6,646,583)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities ...........     (56,675)
                                                                    -----------

                  Total shareholders' deficit .....................    (603,378)
                                                                    -----------

                                                                    $    70,216
                                                                    ===========

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                     Consolidated Statements of Operations
                                                             For The Years Ended
                                                                 December 31,
                                                          --------------------------
                                                             2002           2001
                                                          -----------    -----------
Revenues:
    Technology consulting, user fees
       and marketing services .........................   $      --      $    37,652

Operating expenses ....................................        85,039        460,183
                                                          -----------    -----------

                   Loss from operations ...............       (85,039)      (422,531)

Other income (expense):
    Realized gain/(loss) on sale of investments .......       117,562         51,273
    Unrealized gain/(loss) on investments .............          --          (17,298)
    Interest expense ..................................          --           (7,771)
    Gain on sale of assets ............................          --           34,375
    Loss on disposal of property and equipment (Note 7)          --          (76,524)
    Asset impairment (Notes 4 and 7) ..................        (4,000)      (290,800)
    Gain on settlement of liabilities (Note 11) .......          --          144,975
    Interest and dividend income ......................          --                3
    Other income ......................................         3,600          7,979
                                                          -----------    -----------

                   Income (loss) before income taxes ..        32,123       (576,319)

Provision for income taxes (Note 10) ..................          --             --
                                                          -----------    -----------

                   Net income (loss) ..................   $    32,123    $  (576,319)
                                                          ===========    ===========

Basic and diluted income (loss) per share .............   $      0.00    $     (0.08)
                                                          ===========    ===========

Weighted average common shares outstanding ............     6,479,511      6,808,648
                                                          ===========    ===========

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
           Consolidated Statement of Changes in Shareholders' Deficit
                            (See Below - Table Split)






                                              Preferred Stock             Common Stock              Common       Additional
                                         ------------------------   --------------------------      Stock          Paid-in
                                           Shares       Par Value     Shares        Par Value       Warrants       Capital
                                         -----------    ---------   -----------    -----------    -----------    -----------
Balance at January 1, 2001 ...........          --      $    --       6,555,857    $     6,556    $   275,272    $ 8,422,179

Common stock warrants expired (Note 9)          --           --             --             --         (98,250)          --
Shares sold through private placement
    at $.25 per share (Note 9) .......          --           --         340,000            340          --            84,660
Shares issued in exchange for services
    pursuant to employment agreement
    (Note 10) ........................          --           --          25,000             25          --             6,225
Shares issued in exchange for
    rescission of options (Note 9) ...          --           --          25,000             25          --             6,225
Adjustment to reflect the change in
    reporting entity (Note 2) ........          --           --            --             --            --        (2,603,377)
Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................          --           --            --             --            --             --
    Net loss .........................          --           --            --             --            --             --

     Total comprehensive loss ........
                                         -----------    ---------   -----------    -----------    -----------    -----------

Balance at December 31, 2001 .........          --           --       6,945,857          6,946        177,022      5,915,912

Shares reacquired in exchange for
    552,500 shares of CTG (Note 6) ...          --           --        (550,500)          (551)          --              551
Common stock warrants expired (Note 9)          --           --            --             --         (177,022)       177,022
Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................          --           --            --             --             --             --
    Net income .......................          --           --            --             --             --             --

     Total comprehensive loss
                                         ===========    =========   ===========    ===========    ===========    ===========
Balance at December 31, 2002 .........          --           --       6,395,357          6,395            --       6,093,485


                           1ST NET TECHNOLOGIES, INC.
           Consolidated Statement of Changes in Shareholders' Deficit
                            (Continued - Split Table)

                                                             Other
                                                         Comprehensive
                                                            Income
                                                          -----------
                                                          Unrealized
                                           Accumulated     Holding
                                             Deficit          Loss       Total
                                           -----------    -----------  ---------
Balance at January 1, 2001 ...........     $(8,705,764)   $ 11,285     $ 9,528

Common stock warrants expired (Note 9)            --          --       (98,250)
Shares sold through private placement
    at $.25 per share (Note 9) .......            --          --        85,000
Shares issued in exchange for services
    pursuant to employment agreement
    (Note 10) ........................            --          --         6,250
Shares issued in exchange for
    rescission of options (Note 9) ...            --          --         6,250
Adjustment to reflect the change in
    reporting entity (Note 2) ........       2,603,377        --          --
Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................           --        (11,285)    (11,285)
    Net loss .........................       (576,319)        --      (576,319)
                                                                      --------
     Total comprehensive loss ........                                (587,604)
                                           -----------    --------    --------

Balance at December 31, 2001 .........      (6,678,706)       --      (578,826)

Shares reacquired in exchange for
    552,500 shares of CTG (Note 6) ...            --          --          --
Common stock warrants expired (Note 9)            --          --          --
Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................            --       (56,675)    (56,675)
    Net income .......................          32,123        --        32,123
                                                                      --------
     Total comprehensive loss                                          (24,552)
                                           ===========    ========    ========
Balance at December 31, 2002 .........      (6,646,583)    (56,675)   (603,378)


           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows

                                                           For The Years Ended
                                                               December 31,
                                                          ---------------------
                                                            2002        2001
                                                          ---------  ----------

Cash flows from operating activities:
    Net income (loss) ..................................  $  32,123   $(576,319)
    Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
          Depreciation and amortization ................       --        58,326
          Loss on disposal of property and equipment ...       --        76,524
          Gain on sale of assets .......................       --       (34,375)
          Asset impairment .............................      4,000     290,800
          Realized gain on sale of investments .........   (117,562)    (51,273)
          Gain on settlement of liabilities ............       --      (144,975)
          Stock-based compensation .....................       --        12,500
          Unrealized loss on restricted stock investment       --        17,298
          Changes in current assets and liabilities:
             Accounts receivable .......................      2,060       2,316
             Other current assets ......................       --      (113,132)
             Accounts payable and accrued liabilities ..    (33,393)     42,262
                                                          ---------   ---------
                     Net cash used in
                         operating activities ..........   (112,772)   (420,048)
                                                          ---------   ---------

Cash flows from investing activities:
    Proceeds from sale of equipment ....................       --           700
    Proceeds from sale of marketable securities, net ...    163,315     119,790
    Proceeds from collection of notes receivable .......       --       179,114
                                                          ---------   ---------
                     Net cash provided by
                         investing activities ..........    163,315     299,604
                                                          ---------   ---------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ............       --        80,278
    Repayment of notes payable .........................    (55,000)    (40,000)
    Proceeds from sale of common stock .................       --        85,000
                                                          ---------   ---------
                     Net cash provided by (used in)
                         financing activities ..........    (55,000)    125,278
                                                          ---------   ---------

                         Net change in cash ............     (4,457)      4,834

Cash, beginning of period ..............................      4,582        (252)
                                                          ---------   ---------

Cash, end of period ....................................  $     125   $   4,582
                                                          =========   =========

Supplemental disclosure of cash flow information:
    Interest ...........................................  $    --     $   7,471
                                                          =========   =========

    Income taxes .......................................  $    --     $    --
                                                          =========   =========

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


1.   Organization

1st Net Technologies, Inc. (the "Company" or "1st Net") was primarily in the Internet commerce and services business during the first six months of 2001. The Company terminated its operations and moved its headquarters from San Diego, California to Denver, Colorado in August 2001.

The Company conducted business through SSP Management Corp. ("SSP"), its wholly owned subsidiary. SSP provided Internet public relations and Internet newsletters and sold substantially all of its operations in 2000. At December 31, 2002, SSP remains wholly-owned by 1st Net.

2.   Significant accounting policies

Going concern

The Company's financial statements have been prepared under the assumption it will continue as a going concern. However, the Company has incurred net losses since inception and has a working capital deficit at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a portion of the Company's assets in the accompanying financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds by incurring new debt, raising new equity or liquidating investment securities.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and SSP. All significant intercompany accounts and transactions have been eliminated in consolidation. SSP had shareholders and management in common with 1st Net prior to their acquisition. The accompanying financial statements have been prepared on a consolidated basis as if common control was established as of the inception of SSP.

Change of accounting treatment in reporting entity

Prior to January 1, 2001, the Company accounted for its investment in Children's Technology Group, Inc. ("CTG") in accordance with Accounting Principle Board ("APB") Opinion No. 16. Under this method, the Company consolidated CTG's financial statements with its own during 2000. As of January 1, 2001, the Company began accounting for its investment in CTG at cost due to loss of control over CTG. At December 31, 2001, the Company owns approximately 23 percent of the outstanding common stock in CTG. In accordance with APB No. 20, the financial statements have been restated to show financial information for the new reporting entity. As a result of the restatement, the Company reduced its associated additional paid in capital and retained losses by $2,603,377.

During 2002, the Company sold 1,250,000 shares of the CTG stock and granted a third party investor an option to purchase an additional 1,370,114 shares of its CTG stock. As a result, the Company's investment in CTG dropped to 13 percent at December 31, 2002. The Company's investment in CTG is classified as marketable securities that are available-for-sale at December 31, 2002 (see Note 6).

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements

Estimates and assumptions

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2002.

Investments

Marketable securities are stated at market value as determined by the most recently traded price of the security at the balance sheet date. The Company's marketable securities have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The unrealized gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity, using the specific identification method.

Equity investments in private companies with no readily determinable market value are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

Idle equipment

At December 31, 2002, the Company's idle equipment consisted of computer equipment. The net book value of this equipment totals $2,000. In the opinion of management, the net book value of the idle equipment is not in excess of the net realizable value.

Impairment and disposal of long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Fair value of financial instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying values of its monetary assets and liabilities approximate their fair values as of December 31, 2002.

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

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income, including unrealized gains and losses on investments held for sale, shall be reported net of their related tax effect, to arrive at comprehensive income (loss).

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

Potentially dilutive securities include options and warrants that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled 625,000 and 861,200 at December 31, 2002 and 2001, respectively.

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

3.   Related party transactions

Advances and loans

The Company borrowed funds for working capital from an affiliate during 2001. At December 31, 2001, the Company was indebted to the affiliate in the amount of $75,078. The Company borrowed $-0- and $45,278 from the affiliate and made payments of $30,000 and $-0- in 2002 and 2001, respectively. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. The Company owed the affiliate $45,078 at December 31, 2002.

At December 31, 2001, the Company owed two related parties promissory notes totaling $50,000 and $5,000, respectively. The Company repaid both notes during 2002.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements

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

Warrants

On January 10, 2001, the Company granted warrants to purchase 525,000 shares of common stock at $3.00 per share to four related parties as follows:

   Related Party                                                  Warrants
   -----------------------------------------------------------------------
   Entrepreneur Investments, LLC ..............................    300,000
   Jeffery M. Chatfield .......................................     25,000
   Gregory D. Writer, Jr ......................................    100,000
   Clifford J. Smith ..........................................    100,000
                                                                   -------
                                                                   525,000
                                                                   =======

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

The Company recorded no stock-based compensation for the 525,000 warrants granted on January 10, 2001. The Company has accounted for the warrants under the fair value method in accordance with the Statement of Financial Accounting Standard No. 123. Market price of the stock was $.27 per share on the date of grant.

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

4.   Notes Receivable

On February 23, 2000, SSP sold an Internet newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") for a
$200,000 promissory note and $550,000 in other future consideration. Other future consideration consists of 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. SSP and Marketbyte amended the sale agreement in October 2000 and again in December 2001. The amended terms reduced other future consideration from $550,000 to $400,000 and cancelled the June 2, 2002 due date for other future considerations. Marketbyte has paid $155,000 towards the note and $37,444 in other consideration through December 31, 2002. At December 31, 2002, the balance on the promissory note of $45,000 is included in the accompanying consolidated financial statements as Note Receivable. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


5.   Marketable securities

Marketable securities are stated at their fair value and consisted of the following at December 31, 2002:

                                             Unrealized  Unrealized      Fair
              2002                 Cost        Gain        Loss          Value
--------------------------------------------------------------------------------
Equity Securities ..........     $ 79,446     $ 688.00    $(57,543)     $ 22,591


The Company received net proceeds from sale of equity securities held in the amount of $163,315 and $119,790 and realized a gain in the amount of $117,562 and $51,273, in 2002 and 2001 respectively. The Company recorded accumulated comprehensive losses on available-for-sale securities totaling $56,855 and $11,285 during the years ended December 31, 2002 and 2001, respectively. The Company included $-0- and $17,298 in net unrealized holding loss in earnings during 2002 and 2001 due to permanent decline in value of the investment securities held.

6.   Investments

CTG common stock

At January 1, 2001, the cost basis in the 4,172,614 shares of CTG common stock was $146,232. On June 28, 2001, the Company, CTG and a third party investor in CTG entered into a shares exchange and option agreement. Pursuant to the agreement, the Company returned 250,000 shares of CTG stock in exchange for $25,000 in July 2001. Upon receiving the $25,000 from CTG, the Company granted the third party investor an option to purchase 1,250,000 shares of CTG common stock owned by 1st Net at $.125 per share. At December 31, 2001, the Company held 3,922,614 shares of CTG common stock valued at $120,731. Additionally, the Company agreed to exchange 550,500 shares of its CTG's common stock with 550,500 shares of 1st Net's common stock owned by CTG. The share exchange was closed in January 2002.

During February 2002, the third party investor exercised the option to purchase 1,250,000 of the CTG stock owned by the Company, and paid the Company $156,250 ($.125/share). The sale reduced the number of shares of CTG common stock owned by the Company to 2,120,114. The Company recognized a gain on the sale of the CTG stock of $110,497 and reduced its cost basis in the CTG investment by $44,753.

In January 2002, the Company granted the third party investor another option to purchase an additional 1,370,114 shares of its CTG common stock at $.225 per share. The option has not been exercised as of December 31, 2002. If the option is exercised in its entirety, the number of shares of CTG common stock owned by the Company would be reduced to 750,000.

The Company's investment in CTG dropped to 13 percent at December 31, 2002. Due to the reduction in the percentage of ownership and the options granted to purchase the Company's CTG common stock, the Company's investment in CTG has been reclassified as marketable securities that are available-for-sale at December 31, 2002.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Other investments

During the year ended December 31, 2002, the Company sold another investment to a third party investor for $7,065. The Company recognized a gain on the sale for $7,065 as the investment had previously been written off by the Company.

The Company holds various other equity investments in other private companies valued at cost, after an allowance for permanent decline in value, in the amount of $500 at December 31, 2002.

7.   Property and equipment

In August 2001, the Company returned all property under capital leases to the financial institutions and gave most of its remaining property and equipment to a third party vendor for an unpaid office lease obligation. The Company retained certain equipment and its associated software, which was idle during 2002. The Company expects to dispose the remaining equipment in its foreseeable future. The Company recorded losses on asset disposal and impairment cost totaling $4,000 and $13,160 during the years ended December 31, 2002 and 2001.

Property and equipment consists of the following at December 31, 2002:

Computer equipment ........................................            $ 11,599
Less accumulated depreciation .............................              (9,599)
                                                                       --------
                                                                       $  2,000
                                                                       ========

Depreciation expense was $-0- and $58,326 in 2002 and 2001, respectively.

8.   Lease obligations

The Company defaulted on its capital lease obligations in 2001 and returned all of the equipment under capital leases in August 2001. The Company remains liable for the amount remaining on the leases which, totaled $197,215 at December 31, 2002.

Rent expense totaled $4,800 and $53,200 for the years ended December 31, 2002 and 2001, respectively. The Company moved out of its leased office space in August 2001 and left certain equipment and furniture as compensation to the lessor. The remaining lease commitment under the defaulted operating lease totaled $106,400 as of August 2001. The Company estimated a remaining lease liability of approximately $45,000 at December 31, 2002.

9.   Shareholders' deficit

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2002.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Stock-based compensation

The Company issued -0- and 50,000 restricted shares of common stock to employees during the years ended December 31, 2002 and 2001, respectively. The Company recognized compensation expense totaling $-0- and $12,500 for the years ended December 31, 2002 and 2001, respectively. The compensation expense recognized was calculated based on the most recent trading prices of the common stock or contemporaneous stock sales at the time management approved the grant of stock to employees.

Private Placement

In January 2001, the Company commenced a common stock offering of 500,000 shares of its common stock at $.25 per share. The Company relied on an exemption from registration under Regulation D of the Securities Act of 1933, as amended. The Company received proceeds of $85,000 from the sale of 340,000 shares.

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

On October 31, 2002, 236,200 warrants expired. The Company recorded a reduction to previously recorded common stock warrants in the amount of $177,022 upon expiration of the warrants.

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

Under SFAS No. 123, when the intrinsic value method is elected, compensation expense is also measured under the fair value method, but reported on a "pro forma" basis. However, there was no pro forma effect related to the Company's options and warrants during the years ended December 31, 2002 and 2001.

Following is a schedule of changes in the Company's outstanding warrants and options for years ended December 31, 2002 and 2001:

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements

                                                                        Weighted        Weighted Avg
                                                          Number          Avg             Remaining
        Options/Warrants                   Number      Exercisable    Exercise Price        Life
----------------------------------------------------------------------------------------------------
Outstanding at January 1, 2001 ........    511,200        411,200      $   3.12             3 years
Granted ...............................    525,000
Exercised .............................       --
Expired ...............................    (75,000)
Cancelled .............................   (100,000)
                                          ---------
Outstanding at December 31, 2001 ......    861,200        861,200      $   3.39             2 years
Granted ...............................       --
Exercised .............................       --
Expired ...............................   (236,200)
Cancelled .............................       --
                                          ---------
Outstanding at December 31, 2002 ......    625,000        625,000      $   2.60             1 year
                                          =========

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

10.  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                            2002         2001
                                                          ---------    --------
Federal income tax rate ................................    15.00%      34.00%
State income tax rate, net of Federal benefit ..........     3.94%       5.90%
Net operating loss for which no tax benefit
   is currently available ..............................   -18.94%     -39.90%
                                                          ---------    --------
                                                             0.00%       0.00%
                                                          =========    =======

At December 31, 2002, deferred taxes consisted of a net tax asset of $2,264,677, due to operating loss carryforwards of $6,646,583, which was fully allowed for, in the valuation allowance of $2,264,677. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2002 and 2001 totaled $(6,083) and $753,469. Net operating loss carryforwards will expire through 2021.

The  valuation   allowance  will  be  evaluated  at  each  balance  sheet  date, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

11.  Commitments and contingencies

During 2002, the Company received a demand for payment of approximately $135,000 from Diagnostic Recovery Services, Inc. on behalf of CIT Group. The Company denies any knowledge of liability related to this claim. There was no litigation related to this claim as of the date of this report. The Company has not accrued any liability specifically related to this claim.

The Company established a liabilities reserve at December 31, 2000 in the amount of $350,000 due to its plan to terminate operations. The Company recognized liabilities totaling $25,247 and $161,085 during the years ended December 31, 2002 and 2001. At December 31, 2002, the remaining liabilities reserve in the amount of $163,668 was included in the financial statements. Liabilities reserve will be reclassified into accrued liabilities at the time when previous incurred expenses are billed. The Company will reduce its liabilities reserve at the time when it determines that the Company is no longer subject to such liabilities.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

   Name                            Age             Positions and Offices Held
---------------------              ---             --------------------------
  James H. Watson, Jr.             40              President, Chairman,
                                                   Chief Executive
                                                   Officer, Chief Financial
                                                   Officer and Director

  Daniel Nye                       42              Director

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

James H. Watson, Jr., 40, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson currently devotes 40-50% of his time to our business. Mr. Watson is the Founder and the General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 - 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Mr. Watson has served on various Boards in recent years including Probook, Inc., Nicklebys.com, Inc., Children's Technology Group, Inc., and Mariah Communications. At present, Mr. Watson sits on only one other Board that being Technology Consulting Partners, Inc., a Denver based technology placement and consulting company. Mr. Watson graduated from the University of Tennessee / Chattanooga in 1985 with a Bachelors degree in Political Science/Public Administration.

Daniel Nye, 42, has been the President of NYCON Resources Inc. since its inception in 1992. NYCON is a private corporation involved in natural resource exploration and investment, real estate investment, and securities speculation. Mr. Nye is responsible for identifying and structuring investment opportunities and strategic planning for NYCON. Mr. Nye received a BS degree in Aerospace Technology from Indiana State University.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

To the best of the knowledge of the Company, based on reports received pursuant to rule 16a-3(e) of the 1934 Act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

ITEM 10. Executive Compensation

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

The Board of Directors held no meetings during the year ended December 31, 2002, but entered into various consent resolutions in lieu of meetings.

COMPENSATION SUMMARY

The following table sets forth the annualized base salary that we paid to our Chief Executive Officer. Mr. James H. Watson became our CEO on June 29, 1999 and has not received any cash compensation since accepting the position. All other compensation for our executives or directors has not exceeded $100,000 on an annualized basis. Prior to 1997, we had not paid compensation to executives. We reimburse our officers and directors for any reasonable out-of-pocket expenses incurred on our behalf.

     Name and               Fiscal        Salary                       Other
Principal Position           Year      Compensation      Bonus      Compensation
------------------           ----      ------------      -----      ------------

James H. Watson, Jr.         2002          $ --          $ --           $ --
President, CEO               2001          $ --          $ --           $ --

Notes:

As of December 31, 2002, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements, which provide compensation on the event of termination of employment or change in control of the Company.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

COMPENSATION OF DIRECTORS

There was no compensation paid to any directors of 1st Net as director's fees.

EMPLOYMENT AGREEMENTS

Currently, no employment agreements exist with any officer or employee.

LONG-TERM INCENTIVE PLAN

None.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on December 31, 2002 (at which date there were 6,395,357 shares issued and outstanding), by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

Name and Address of              Amount of       Percent of
Beneficial Owner(a)            Class (Shares)       Class         Title of Class
-------------------------      --------------    ----------       --------------

Entrepreneur Investments,
LLC (a)(b)                       118,500             1.85%         Common Stock

APJW, Inc. (a)(b)                600,000             9.38%         Common Stock

All Officers and Directors
as a Group (One Person)          718,500            11.23%         Common Stock

-----------------------

(a) All entities or persons listed have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(b) James H. Watson is the managing member of Entrepreneur Investments, LLC., and also the President and sole shareholder of APJW, Inc.

CHANGES IN CONTROL

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company, that may result in a change in control.

ITEM 12. Certain Relationships and Related Transactions

The Company borrowed funds from Entrepreneur Investments, LLC ("EI") for working capital during 2001. At December 31, 2001, the Company was indebted to the affiliate in the amount of $75,078. The Company paid EI $30,000 during 2002, reducing the balance owed to $45,078. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced.

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

On February 16, 2001, and April 20, 2001 APJW, Inc., an affiliate company, loaned the Company $25,000.00 and $10,000.00, respectively, in exchange for a promissory note. The promissory notes carried an interest rate of one percent per month and matured on demand. On June 7, 2001, the Company repaid $15,000.00 of the principal plus accrued interest. On December 17, 2001, the Company repaid the remaining principal due of $20,000.00 plus accrued interest of $1,200.00. APJW, Inc. currently owns 600,000 shares of our common stock and is our largest single shareholder. The sole owner/shareholder of APJW, Inc. is Mr. Watson, the Company's Chairman and President.

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

Item 13. Exhibits and Reports on Form 8-K

     Reports on Form 8-K:

          None.

     Exhibits:

          1st Net Technologies, Inc. includes herewith the following exhibits:

          99.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               1st Net Technologies, Inc.




Dated:  April 4, 2003          By: /s/ James H. Watson, Jr.
        -------------              ---------------------------------------------
                                   James H. Watson, Jr., Chief Executive Officer
                                   Officer and Principal Accounting Officer of
                                   the Registrant



Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.


Dated:  April 4, 2003          By: /s/ James H. Watson, Jr.
        -------------              ---------------------------------------------
                                   James H. Watson, Jr., Chief Executive Officer
                                   Officer and Principal Accounting Officer of
                                   the Registrant

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-KSB of 1ST Net Technologies, Inc. for the fiscal year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. I have reviewed this annual report on Form 10-KSB of 1st Net Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 4, 2003          By: /s/ James H. Watson, Jr.
        -------------              ---------------------------------------------
                                   James H. Watson, Jr., Chief Executive Officer
                                   Officer and Principal Accounting Officer of
                                   the Registrant