Form 10QSB
period 2003-03-31
1ST NET TECHNOLOGIES INC
filed 2003-05-15
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 3, 2003, there were 6,395,357 shares of the Registrant's common stock outstanding.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed consolidated balance sheet, March 31, 2003 (unaudited)......   3
     Condensed consolidated statements of operations, three months
        ended March 31, 2003 (unaudited) and 2002 (unaudited) .............   4
     Condensed consolidated statements of cash flows, three months
        ended March 31, 2003 (unaudited) and 2002 (unaudited) .............   5
     Notes to unaudited condensed consolidated financial statements .......   6

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...   7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   9
     Item 2.  Changes in Securities .......................................   9
     Item 3.  Defaults Upon Senior Securities .............................   9
     Item 4.  Submission of Matters to a Vote of Security Holders .........   9
     Item 5.  Other Information ...........................................  10
     Item 6.  Exhibits and Reports on Form 8-K ............................  10

     Signatures ...........................................................  10

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                 March 31, 2003

                                     Assets
Current assets:
    Cash ..................................................................   $         5
    Marketable securities .................................................        22,591
    Note receivable .......................................................        45,000
                                                                              -----------
                  Total current assets ....................................        67,596

Investment, at cost .......................................................           500
Idle equipment, net .......................................................         2,000
                                                                              -----------

                                                                              $    70,096
                                                                              ===========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ..............................   $   167,740
    Indebtedness to related parties (Note B) ..............................        48,178
    Lease obligations .....................................................       197,215
    Accrued payroll and payroll taxes .....................................        93,791
    Restructuring reserve .................................................       163,668
                                                                              -----------
                  Total current liabilities ...............................       670,592
                                                                              -----------

Shareholders' deficit:
    Preferred stock .......................................................          --
    Common stock ..........................................................         6,395
    Additional  paid-in capital ...........................................     6,093,485
    Accumulated deficit ...................................................    (6,643,701)
Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities ...................       (56,675)
                                                                              -----------

                  Total shareholders' deficit .............................      (600,496)
                                                                              -----------

                                                                              $    70,096
                                                                              ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                                       For The Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          2003            2002
                                                       -----------    -----------
Operating expenses .................................   $     2,368    $    31,472
                                                       -----------    -----------

                   Loss from operations ............        (2,368)       (31,472)

Other income (expense):
    Realized gain/(loss) on sale of investments ....          --          118,562
    Unrealized gain/(loss) on investments ..........          --             --
    Interest expense ...............................          --               (5)
    Gain on sale of assets .........................         5,250           --
    Loss on disposal of property and equipment .....          --             --
    Asset impairment ...............................          --             --
    Gain on settlement of liabilities ..............          --             --
    Interest and dividend income ...................          --             --
    Other income ...................................          --              196
                                                       -----------    -----------

                   Income (loss) before income taxes         2,882         87,281

Provision for income taxes (Note C) ................          --             --
                                                       -----------    -----------

                   Net income (loss) ...............   $     2,882    $    87,281
                                                       ===========    ===========

Basic and diluted income (loss) per share ..........   $      0.00    $      0.01
                                                       ===========    ===========

Weighted average common shares outstanding .........     6,395,357      6,945,892
                                                       ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For The Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2003         2002
                                                       ---------    ---------
                     Net cash used in
                         operating activities ......      (3,220)     (67,369)
                                                       ---------    ---------

Cash flows from investing activities:
    Proceeds from sale of marketable securities, net        --        163,315
                                                       ---------    ---------
                     Net cash provided by
                         investing activities ......        --        163,315
                                                       ---------    ---------

Cash flows from financing activities:
    Repayment of notes payable .....................        --        (75,000)
    Proceeds from related party loans (Note B) .....       4,100         --
    Repayment of related party loans (Note B) ......      (1,000)        --
                                                       ---------    ---------
                     Net cash provided by (used in)
                         financing activities ......       3,100      (75,000)
                                                       ---------    ---------

                         Net change in cash ........        (120)      20,946

Cash, beginning of period ..........................         125        4,582
                                                       ---------    ---------

Cash, end of period ................................   $       5    $  25,528
                                                       =========    =========

Supplemental disclosure of cash flow information:
    Interest .......................................   $    --      $    --
                                                       =========    =========

    Income taxes ...................................   $    --      $    --
                                                       =========    =========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A:  Basis of presentation
------------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2002, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note B: Related Party
---------------------

The Company borrowed funds totaling $4,100 for working capital from three affiliates during the three months ended March 31, 2003. Borrowings from the affiliates are non-interest bearing. At December 31, 2002, the Company owed the affiliates $45,078. During the three months ended March 31, 2003, the Company also repaid the affiliates $1,000. The balance of $48,178 owed to the affiliates at March 31, 2003 is included in the accompanying condensed consolidated financial statements as Indebtedness to Related Parties.

Note C: Income Tax
------------------

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

OVERVIEW

The Company maintains no current business operations, other than to manage its remaining assets and liabilities. The Company currently has no on-going revenue generating sources. The Company's main efforts continue to be centered on an attempt to satisfy the claims of our various creditors. The Company has consulted with a Corporate Bankruptcy/Reorganization Specialist in order to determine which course of action would provide the Company with the opportunity to remain as a going concern. Until the Company feels that it can no longer negotiate a settlement with its remaining creditors, no definitive decision will be made with regard to this course of action. It should be anticipated, however, that the Company might have to seek either creditor protection or, possibly, liquidation at some point in the future.

The Company maintains one subsidiary corporation; SSP Management Corp, which is wholly-owned. Our historical financial information contained in this Form 10-QSB is that of 1st Net Technologies, Inc. and SSP on a consolidated basis.

RESULTS OF OPERATIONS

     Operating expenses

The Company currently maintains minimal operating expenses, mostly relating to legal fees and accounting expenses.

     Other income and expense

The Company will recognize additional gains from the assets sold in prior years, as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s). During the three months ended March 31, 2003, the Company collected $5,250 from the sale of the newspaper.

Other income totaling $118,562 was the result of a gain on the CTG investment sold during 2001. On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expired on January 11, 2003. At March 31, 2003, the Company holds 2,120,114 common shares in Children's Technology Group.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 the Company had $67,596 in total current assets from which to pay its obligations. The Company's current liabilities total $670,592, which includes capital lease obligations of $197,215 and payroll tax accruals of $93,791. At March 31, 2003, the Company had a cash balance of $5.

On a going forward basis, 1st Net and its 100% owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. It is not possible, however, to ascertain the actual value that will be eventually realized by the Company when these securities are sold.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our filed annual report, we decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002. MFP has so far chosen not to honor the stipulations of this settlement and thus no compensation has been received by the Company as a result of this action. The Company has chosen, at this time, not to expend the resources necessary to pursue this action, although we may pursue this suit in the future.

The Company was a party to the following lawsuit:

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


ITEM 4. OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter months ended March 31, 2003.

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



                                    1st NET TECHNOLOGIES, INC.



Dated: May 5, 2003                  By: /s/ James H. Watson, Jr.
                                    -------------------------------
                                      James H. Watson, Jr.
                                Its: Principal Executive Officer and Principal Accounting Officer of the Registrant