Form 10QSB/A
period 2003-03-31
1ST NET TECHNOLOGIES INC
filed 2003-06-11
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A
                                  Amendment #1

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003


[] TRANSITION report under Section 13 or 15(d) of the Exchange Act of 1934

                 For the transition period from ______ to ______


                         Commission file number 0-27145
                                                -------

                           1st NET TECHNOLOGIES, INC.
                 ----------------------------------------------
               (Exact name of small business issuer in its charter)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 31, 2003, there were 6,395,357 shares of the Registrant's common stock outstanding.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed consolidated balance sheet, March 31, 2003 (unaudited).........3
     Condensed consolidated statements of operations, three months ended March 31, 2003 (unaudited) and 2002 (unaudited).................4
     Condensed consolidated statements of cash flows, three months ended March 31, 2003 (unaudited) and 2002 (unaudited).................5

     Notes to unaudited condensed consolidated financial statements...........6

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......7

     Item 3.  Controls and Procedures.........................................9

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information...............................................9
     Item 2.  Changes in Securities..........................................10
     Item 3.  Defaults Upon Senior Securities................................10
     Item 4.  Submission of Matters to a Vote of Security Holders............10
     Item 5.  Other Information..............................................10
     Item 6.  Exhibits and Reports on Form 8-K...............................10

     Signatures..............................................................10

     Certifications..........................................................11

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)


                                 March 31, 2003

                                     Assets
Current assets:
    Cash ..................................................................   $         5
    Marketable securities .................................................        22,591
    Note receivable .......................................................        45,000
                                                                              -----------
                  Total current assets ....................................        67,596

Investment, at cost .......................................................           500
Idle equipment, net .......................................................         2,000
                                                                              -----------

                                                                              $    70,096
                                                                              ===========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ..............................   $   167,740
    Indebtedness to related parties (Note B) ..............................        48,178
    Lease obligations .....................................................       197,215
    Accrued payroll and payroll taxes .....................................        93,791
    Restructuring reserve .................................................       163,668
                                                                              -----------
                  Total current liabilities ...............................       670,592
                                                                              -----------

Shareholders' deficit:
    Preferred stock -- Common stock .......................................         6,395
    Additional  paid-in capital ...........................................     6,093,485
    Accumulated deficit ...................................................    (6,643,701)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities ...................       (56,675)
                                                                              -----------

                  Total shareholders' deficit .............................      (600,496)
                                                                              -----------

                                                                              $    70,096
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
                                                       ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For The Three Months Ended
                                                               March 31,
                                                       -------------------------
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

                                     Part I


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

                                     Part I.

Item III.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.
     -------------------------------------------------
     We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)  Changes in internal controls.
     -----------------------------
     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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



                                      1st NET TECHNOLOGIES, INC.



Dated: June 11, 2003              By: /s/ James H. Watson, Jr.
                                      -------------------------------
                                      James H. Watson, Jr.
                                Its: Principal Executive Officer and Principal Accounting Officer of the Registrant

                                  CERTIFICATION

     I, James H. Watson, Jr., certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  1st  Net
     Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003


/s/ James H. Watson, Jr.
-----------------------------------------
James H. Watson, Jr.
Principal Executive Officer and Principal
Accounting Officer of the Registrant