Form 10QSB
period 2003-06-30
1ST NET TECHNOLOGIES INC
filed 2003-08-19
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 7, 2003, there were 6,395,357 shares of the Registrant's common stock outstanding.

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed consolidated balance sheet, June 30, 2003
        (unaudited) .......................................................    3
     Condensed consolidated statements of operations, three
        and six months ended June 30, 2003 (unaudited) and
        2002 (unaudited) ..................................................    4
     Condensed consolidated statements of cash flows, six months
        ended June 30, 2003 (unaudited) and 2002 (unaudited) ..............    5
     Notes to unaudited condensed consolidated financial statements .......    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...    7

     Item 3.  Controls and Procedures .....................................    8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................    9
     Item 2.  Changes in Securities .......................................   10
     Item 3.  Defaults Upon Senior Securities .............................   10
     Item 4.  Submission of Matters to a Vote of Security Holders .........   10
     Item 5.  Other Information ...........................................   10
     Item 6.  Exhibits and Reports on Form 8-K ............................   10

     Signatures ...........................................................   10


                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                  June 30, 2003


                                     Assets

Current assets:

    Cash.....................................................$        27
    Marketable securities....................................     22,591
    Note receivable..........................................     45,000
                                                             -----------
                  Total current assets                            67,618

Investment, at cost..........................................        500
Idle equipment, net.........................................       2,000
                                                             -----------
                                                             $    70,118

                                                             ===========

                     Liabilities and Shareholders' Deficit

Current liabilities:

    Accounts payable and accrued liabilities.................$   150,195
    Indebtedness to related parties (Note B).................     72,080
    Lease obligations........................................    197,215
    Accrued payroll and payroll taxes........................     93,791
    Restructuring reserve....................................    163,668
                                                             -----------
                  Total current liabilities                      676,949
                                                             -----------

Shareholders' deficit:

    Preferred stock..........................................         --
    Common stock.............................................      6,395
    Additional paid-in capital...............................  6,093,485
    Accumulated deficit...................................... (6,650,036)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities......    (56,675)
                                                             -----------

                  Total shareholders' deficit................   (606,831)
                                                             -----------
                                                             $    70,118

                                                             ===========

     See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                            ------------------------------   ------------------------------
                                                                2003            2002             2003            2002
                                                            --------------  --------------   --------------  --------------
Operating expenses.........................................$        1,081    $   37,415           3,449     $   68,887
                                                            --------------  --------------   --------------  --------------

                   Loss from operations....................        (1,081)      (37,415)          (3,449)       (68,887)

Other income (expense):

    Realized gain/(loss) on sale of investments............            --            --               --        118,562
    Unrealized gain/(loss) on investments..................            --            --               --             --
    Interest expense.......................................            --            --               --            (5)
    Gain on sale of assets.................................         6,490            --           11,740             --
                                                            --------------  --------------   --------------  --------------

                   Income (loss) before income taxes.......         5,409       (37,415)           8,291         49,670

Provision for income taxes (Note C)........................            --            --               --             --
                                                            --------------  --------------   --------------  --------------

                   Net income (loss).......................$        5,409   $   (37,415)           8,291     $   49,670
                                                            ==============  ==============   ==============  ==============

Basic and diluted income (loss) per share..................$         0.00   $     (0.01)            0.00     $     0.01
                                                            ==============  ==============   ==============  ==============

Weighted average common shares outstanding.................     6,395,357     6,393,392        6,395,357      6,393,392
                                                            ==============  ==============   ==============  ==============

     See accompanying notes to condensed consolidated financial statements.

                           1ST NET TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                           For The Six Months Ended
                                                                                     June 30,
                                                                       -------------------------------
                                                                              2003           2002
                                                                       ---------------  --------------
                      Net cash used in
                         operating activities..........................      (1,243)         (81,750)
                                                                       ---------------  --------------

Cash flows from investing activities:

    Proceeds from sale of marketable securities, net...................          --          163,315
                                                                       ---------------  --------------
                      Net cash provided by
                         investing activities..........................          --          163,315
                                                                       ---------------  --------------

Cash flows from financing activities:

    Repayment of notes payable.........................................          --          (85,000)
    Proceeds from related party loans (Note B).........................       4,145               --
    Repayment of related party loans (Note B)..........................      (3,000)              --
                                                                       ---------------  --------------
                      Net cash provided by (used in)
                         financing activities..........................       1,145          (85,000)
                                                                       ---------------  --------------

                         Net change in cash............................         (98)          (3,435)

Cash, beginning of period..............................................         125            4,582
                                                                       ---------------  --------------

Cash, end of period....................................................  $       27      $     1,147
                                                                       ===============  ==============

Supplemental disclosure of cash flow information:

    Interest........................................................... $        --      $        --
                                                                       ===============  ==============
    Income taxes....................................................... $        --      $        --
                                                                       ===============  ==============




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

Note B: Related Party

The Company borrowed funds totaling $30,002 for working capital from four affiliates during the six months ended June 30, 2003. Borrowings from the affiliates are non-interest bearing. At December 31, 2002, the Company owed the affiliates $45,078. During the six months ended June 30, 2003, the Company also repaid the affiliates $3,000. The balance of $72,080 owed to the affiliates at June 30, 2003 is included in the accompanying condensed consolidated financial statements as Indebtedness to Related Parties.

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

                                     Part I


ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to; those discussed in the section entitled "Risks and Uncertainties." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The Company maintains one subsidiary corporation; SSP Management Corp ("SSP"), which is wholly-owned. Our historical financial information contained in this Form 10-QSB is that of 1st Net Technologies, Inc. and SSP on a consolidated basis.

RESULTS OF OPERATIONS

     Operating expenses

The Company currently maintains minimal operating expenses, mostly relating to accounting expenses and SEC filing fees.

     Other income and expense

The Company will recognize additional gains from the assets sold in prior years, as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s). During the six months ended June 30, 2003, the Company collected $11,740 from the sale of the newspaper.

Other income earned during the six months ended June 30, 2002, which totals $118,562, was the result of a gain on the CTG investment sold during 2001. On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expired on January 11, 2003. At June 30, 2003, the Company holds 2,120,114 common shares in Children's Technology Group.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 the Company had $67,618 in total current assets from which to pay its obligations. The Company's current liabilities total $676,949, which includes capital lease obligations of $197,215 and payroll tax accruals of $93,791. At June 30, 2003, the Company had a cash balance of $27.

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

                                     Part I.

Item III.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.
     -----------------------------------------------------

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

The Company was a party to the following lawsuit:

         In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stems from the dismissal of the Company pursuant to item #2 above, whereby the Company is seeking to recoup the fees and expenses it had to expend to defend itself in that suit. The Company is also asking the Court for punitive damages related to this case. The case is still pending as of June 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No events occurred during the quarter covered by this Quarterly Report that would require response to this item.


ITEM 4. OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter covered by this Quarterly Report.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


              1.      31.1:  Certification of C.E.O. and C.F.O. Pursuant to
                      Section 302 of the Sarbanes-oxley Act of 2002


              2.      32:   Certification Pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

                  None.


                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.



                                      1st NET TECHNOLOGIES, INC.



Dated: August 8, 2003                 By: /s/ James H. Watson, Jr.
                                    --------------------------------------------
                                      James H. Watson, Jr.
                                Its:  Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant