Form 10QSB
period 2003-09-30
1ST NET TECHNOLOGIES INC
filed 2003-11-06
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[ ] TRANSITION report under Section 13 or 15(d) of the Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of October 31, 2003, there were 6,395,357 shares of the Registrant's common stock outstanding.


                                     INDEX
                                                                                   Page
                                                                                   ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed consolidated balance sheet, September 30, 2003 (unaudited)..........  3
     Condensed consolidated statements of operations, three and nine months ended September 30, 2003 (unaudited) and 2002 (unaudited)..................  4
     Condensed consolidated statements of cash flows, nine months ended September 30, 2003 (unaudited) and 2002 (unaudited)..................  5
     Notes to unaudited condensed consolidated financial statements................  6

     Item 2.  Management's Discussion and Analysis or Plan of Operation............  7

     Item 3.  Controls and Procedures..............................................  9

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information....................................................  9
     Item 2.  Changes in Securities................................................ 10
     Item 3.  Defaults Upon Senior Securities...................................... 10
     Item 4.  Submission of Matters to a Vote of Security Holders.................. 10
     Item 5.  Other Information.................................................... 10
     Item 6.  Exhibits and Reports on Form 8-K..................................... 10

     Signatures.................................................................... 10

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                               September 30, 2003



                                     Assets
Current assets:
    Cash.................................................... $       483
    Marketable securities...................................      22,591
    Note receivable.........................................      45,000
                                                             -----------
                  Total current assets......................      68,074

Investment, at cost.........................................         500
Idle equipment, net.........................................       2,000
                                                             -----------

                                                             $    70,574
                                                             ===========

                     Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities................ $   148,110
    Indebtedness to related parties (Note B)................      72,080
    Lease obligations.......................................     197,215
    Accrued payroll and payroll taxes.......................      93,791
    Restructuring reserve...................................     163,668
                                                             -----------
                  Total current liabilities.................     674,864
                                                             -----------

Shareholders' deficit:
    Preferred stock.........................................           -
    Common stock............................................       6,395
    Additional paid-in capital..............................   6,093,485
    Accumulated deficit.....................................  (6,647,495)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities.....     (56,675)
                                                             -----------

                  Total shareholders' deficit...............    (604,290)
                                                             -----------

                                                             $    70,574
                                                             ===========



     See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                    September 30,                    September 30,
                                                            ------------------------------   ------------------------------
                                                                2003            2002             2003            2002
                                                            --------------  --------------   --------------  --------------
Costs and expenses:
    Selling, general and administrative expenses............$        1,561   $        21,735          5,010    $      90,622
                                                            --------------   ---------------    -----------    -------------
                   Loss from operations                             (1,561)          (21,735)        (5,010)         (90,622)
Other income (expense):
    Realized gain/(loss) on sale of investments.............             -                 -              -          118,562
    Interest expense........................................             -                 -              -               (5)
    Gain on sale of assets..................................         4,102                 -         15,842                -
    Other income............................................             -               270             --              270
                                                            --------------   ---------------    -----------    -------------
                   Income (loss) before income taxes........         2,541           (21,465)        10,832           28,205

Provision for income taxes (Note C)........................              -                 -              -                -
                                                            --------------   ---------------    -----------    -------------
                   Net income (loss)........................$        2,541   $       (21,465)        10,832    $      28,205
                                                            ==============   ===============    ===========    =============
Basic and diluted income (loss) per share...................$         0.00   $         (0.00)          0.00    $        0.00
                                                            ==============   ===============    ===========    =============
Weighted average common shares outstanding..................     6,395,357         6,393,392      6,395,357        6,393,392
                                                            ==============   ===============    ===========    =============


     See accompanying notes to condensed consolidated financial statements


                           1ST NET TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                           For The Nine Months Ended
                                                                                September 30,
                                                                       -------------------------------
                                                                              2003           2002
                                                                       --------------  ---------------
                      Net cash used in
                         operating activities..........................$     (42,486)   $     (91,045)
                                                                       --------------  ---------------
Cash flows from investing activities:
    Proceeds from receipt of notes and loans receivable................       15,842            8,330
    Proceeds from sale of marketable securities, net...................            -          163,315
                                                                       --------------  ---------------
                      Net cash provided by
                         investing activities..........................       15,842          171,645
                                                                       --------------  ---------------
Cash flows from financing activities:
    Repayment of notes payable.........................................            -          (85,000)
    Proceeds from related party loans (Note B).........................       30,002                -
    Repayment of related party loans (Note B)..........................       (3,000)               -
                                                                       --------------  ---------------
                      Net cash provided by (used in)
                         financing activities..........................       27,002          (85,000)
                                                                       --------------  ---------------
                         Net change in cash............................          358           (4,400)

Cash, beginning of period..............................................          125            4,582
                                                                       --------------  ---------------
Cash, end of period....................................................$         483    $         182
                                                                       ==============  ===============

Supplemental disclosure of cash flow information:
    Interest...........................................................$           -    $           -
                                                                       ==============  ===============
    Income taxes.......................................................$           -    $           -
                                                                       ==============  ===============


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

Note B: Related Party
        -------------

The Company borrowed funds totaling $30,002 for working capital from four affiliates during the nine months ended September 30, 2003. Borrowings from the affiliates are non-interest bearing. At December 31, 2002, the Company owed the affiliates $45,078. During the nine months ended September 30, 2003, the Company also repaid the affiliates $3,000. The balance of $72,080 owed to the affiliates at September 30, 2003 is included in the accompanying condensed consolidated financial statements as "Indebtedness to Related Parties".

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

     Other income and expense

The Company will recognize additional gains from the assets sold in prior years, as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s). During the nine months ended September 30, 2003, the Company collected $15,842 from the sale of the newspaper.

The realized gain recognized during the nine months ended September 30, 2002, which totals $118,562, was the result of a gain on the CTG investment sold during 2001. On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expired on January 11, 2003. At September 30, 2003, the Company holds 2,120,114 common shares in Children's Technology Group.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company had $68,074 in total current assets from which to pay its obligations. The Company's current liabilities total $674,864, which includes capital lease obligations of $197,215 and payroll tax accruals of $93,791. At September 30, 2003, the Company had a cash balance of $483.

On a going forward basis, 1st Net and its 100 percent owned subsidiary SSP continue to maintain several holdings of restricted and marketable securities. It is not possible, however, to ascertain the actual value that will be eventually realized by the Company when these securities are sold.

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

The Company was a party to the following lawsuit:

     In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stems from the dismissal of the Company pursuant to item #2 above, whereby the Company is seeking to recoup the fees and expenses it had to expend to defend itself in that suit. The Company is also asking the Court for punitive damages related to this case. The case is still pending as of September 30, 2003.

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

          1. 31: Certification

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


                                      1st NET TECHNOLOGIES, INC.

Dated: October 31, 2003               By: /s/ James H. Watson, Jr.
                                    -------------------------------
                                      James H. Watson, Jr.
                                Its:  Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant