Form 10KSB
period 2003-12-31
1ST NET TECHNOLOGIES INC
filed 2004-04-14
CIK 1062273

1

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20594

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     For the fiscal year ended: DECEMBER 31, 2003

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
                               Title of each class

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X       No
                    ----       ----

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2004, calculated by taking the last sales price of the Company's common stock ($.17 as quoted on March 29, 2004) was $965,066. The number of shares outstanding of the issuer's common equity as of March 29, 2004 was 6,395,357.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,395,357 common shares issued and outstanding as of March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes       No  X .
                                                               ----     ----

                               TABLE OF CONTENTS


PART I

  ITEM 1.     Description of Business                                         4
  ITEM 2.     Description of Property                                         7
  ITEM 3.     Legal Proceedings                                               7
  ITEM 4.     Submission of Matters to a Vote of Security Holders             7

PART II

  ITEM 5.     Market for Common Equity, Related Stockholder Matters
                  and Small Business Issuer Purchases of Equity Securities    8
  ITEM 6.     Management's Discussion and Analysis or Plan of Operation       8
  ITEM 7.     Financial Statements                                           11
  ITEM 8.     Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        11
  ITEM 8A.  Controls and Procedures                                          11

PART III

  ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act          12
  ITEM 10.    Executive Compensation                                         13
  ITEM 11.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                 14
  ITEM 12.    Certain Relationships and Related Transactions                 14
  ITEM 13.    Exhibits and Reports on Form 8-K                               15
  ITEM 14.    Principal Accountant Fees and Services                         15

SIGNATURES                                                                   16

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

1st Net Technologies, Inc. (the "Company" or "1st Net") had, prior to August 2001, primarily been in the Internet commerce and services business since its inception in 1997. In August 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company's headquarters to Colorado, its original state of incorporation. With the closing of its California operations, the Company currently maintains no business operations, other than to manage its remaining assets and liabilities. Since August 2001, the Company has been a shell company in search of a merger candidate. Recent operations have consisted of debt restructuring.

In October 2001, the Company retained the services of a Corporate Reorganization / Bankruptcy Specialist in order to determine a course of action that might best provide the Company with the opportunity to remain a going concern. As of December 31, 2003, the Company continues to have discussions with its unsecured creditors to determine their willingness to negotiate their claims against the Company. The Company has a limited amount of capital from which to pay its remaining obligations. If the Company is unable to negotiate favorable and final terms with its remaining creditors, the Company may have to seek protection from its creditors through a Chapter 11 or Chapter 7 filing, at some point in the future. To date, no definitive decision has been made with regard to this course of action.

Our historical financial information contained in this Annual Report on Form 10-KSB is that of 1st Net Technologies, Inc. and its subsidiary corporation, SSP Management Corp., and is presented on a consolidated basis.

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

At December 31, 2003, SSP and 1st Net Technologies continue to hold common stock in the following former clients:

Name of Company         Status            Owner    # of shares owned at 12/31/03
---------------         ------            -----    -----------------------------

a) SureCare, Inc.       Account            SSP              60,000 common
b) Zootech, Inc.        Account            SSP               5,000 common
c) Allwest System       Account          1st Net                33 common
d) Phelps Engineer      Account          1st Net            21,000 common
e) Uniprime Capital     Account          1st Net             2,035 common
f) Zootech, Inc.        Account          1st Net            17,000 common
e) CTG                  Certificate      1st Net         2,120,114 common

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

The Company's investment in CTG dropped to 13 percent at December 31, 2002. Due to the reduction in the percentage of ownership, the Company's investment in CTG was been reclassified as marketable securities that are available-for-sale.

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

At December 31, 2003, MarketByte owed the Company $10,000 in cash and $317,655 in other non-cash consideration. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

In August 2000, our two remaining newsletter publications and their respective databases were sold to a different unaffiliated party, Millennium Financial Publishing, LLC. (MFP) for an aggregate of $115,000 in cash and promissory notes for the remainder of the $1.5 million aggregate purchase price. Subsequent to the close of those agreements, MFP made payments to the Company totaling $50,000 before becoming in default on those Agreements. During the second quarter of 2001, the Company filed suit against MFP in District Court, Arapahoe County, Colorado for breach of contract and failure to pay under the promissory notes executed by the companies. On or about February 28, 2002, the Company decided to settle its suit with MFP in consideration of them paying us $2,500 in cash and $5,000 in marketable securities, as well as returning to the Company the non-exclusive rights to the databases and the exclusive rights to the other properties sold. MFP has not chosen not to honor the stipulations of this settlement as of December 31, 2003.

EMPLOYEES

As of December 31, 2003, the Company had no employees other than our President/CEO Mr. Watson. Mr. Watson currently receives no compensation for his services, other than reimbursements for expenses incurred on behalf of the Company.

ITEM 2. Description of Property

The Company maintains its executive offices at 1869 W. Littleton Blvd., Littleton, Colorado 80120. The Company paid $1,000 and $4,800 in rent for its office space during the years ended December 31, 2003 and 2002.

Our property and equipment as of December 31, 2003 consists of certain idle equipment at an estimated fair value of $2,000.

The Company defaulted on its capital lease obligations during 2001 and returned all of the equipment under capital leases to the lessors in August 2001. During the year ended December 31, 2003, the Company determined that one lease was the obligation o f an affiliate and not 1st Net Technologies. As a result, the Company wrote-off the $99,456 lease obligation during the year ended December 31, 2003. The Company remains liable for the remaining lease obligations which totaled $49,039 at December 31, 2003.

The Company moved out of its leased office space in August 2001 and left certain equipment and furniture as compensation to the lessor. The remaining lease commitment under the defaulted operating lease totaled $106,400 as of August 2001. The Company estimated a remaining lease liability of approximately $45,000 as of December 31, 2002, after subtracting the fair value of the abandoned equipment. Do to a change in ownership of the building where the office was located and the lack of contact with the landlord since 2001, management believes the probability of collection actions on the office lease is remote. Therefore, the Company wrote-off the $45,000 lease obligation during the year ended December 31, 2003.

ITEM 3. Legal Proceedings

As described toward the end of Item 1 above, we decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002. MFP has so far chosen not to honor the stipulations of this settlement and thus no compensation has been received by the Company as a result of this action. The Company has chosen, at this time, not to expend the resources necessary to pursue this action, although we may pursue this suit in the future.

The Company was a party to the following lawsuits during 2003:

     1) During 2001, a suit was filed by L.A. Commercial Group, Inc. in the amount of $2,666. A default judgment was awarded against the Company in LA County, CA district court in 2002.

     3) In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stems from the dismissal of the Company pursuant to a 2002 lawsuit, whereby the Company is seeking to recoup the fees and expenses it had to expend to defend itself in that suit. The Company is also asking the Court for punitive damages related to this case. The case is still pending as of March 31, 2004.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2003.


                                    PART II

ITEM 5. Market for Common Equity, Related Shareholder Matters and Small business Issuer Purchases of Equity Securities

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

The number of record holders of the Company's $.001 par value Common Stock at December 31, 2003, was approximately 1,500.

We did not issue or sell any shares of stock during the year ended December 31, 2003.

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

RESULTS OF  OPERATIONS  FOR THE YEARS ENDED  DECEMBER  31, 2003 AND DECEMBER 31,
2002.

During the year ended December 31, 2003, the Company recognized net income totaling $442,127 as compared to net income of $32,123 during the year ended December 31, 2002. The net income recognized in 2003 was related to the following changes in revenues and expenses:

Operating expenses

Operating expenses totaling $15,839 in 2003 decreased $69,200 or 81.4 percent from $85,039 in 2002. The decrease in operating expenses is due to the cut-back of corporate activities and a related reduction in professional fees from $68,063 in 2002 to $13,274 in 2003.

Other Income and Expense

December 31, 2003
During the year ended December 31, 2003, other income includes a gain on the sale of assets of $45,380, gains on the write-down of payables, accruals, and lease obligations of $253,928, and a gain on the write-down of the accrued liabilities reserve totaling $158,668. There were no amounts recognized for these types of gains during the year ended December 31, 2002. The $45,380 gain on sale of assets is related to collections of "other consideration" on the MarketByte receivable, which is recorded as a gain when consideration is received.

The majority of the gain related to (1) the reduction of payroll tax accruals owed to the Internal Revenue Service from $93,791 to $40,000, for a net gain of $53,791, (2) the $99,456 gain recognized on the write-down of a capital lease obligation, and (3) the $45,000 gain recognized on the write-down of an office lease obligation.

The Company established a liabilities allowance at December 31, 2000 in the amount of $350,000 due to its plan to terminate operations. The Company recognized liabilities totaling $191,332 during the years ended December 31, 2003, 2002 and 2001, which reduced the allowance to $158,668. At December 31,
2003, management determined that the Company was no longer subject to such liabilities, that all corporate liabilities were known to the Company, and the liabilities allowance was no longer applicable. As a result, the Company wrote-off the $158,668 liabilities allowance.

December 31, 2002
During the year ended December 31, 2002, other income included gains from sale of marketable securities and investments totaling $117,562. The gains from sale of marketable securities were largely due to the sale of 1,250,000 shares of CTG stock for $156,250 in February 2002. The Company incurred a $4,000 loss on impairment of its idle assets during 2002.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have been funded through sale of equity securities received from services, advances and loans from related parties, sale of SSP's operations, and proceeds from equity offerings. At December 31, 2002, the Company had cash and a net working capital deficit of $9,077 and $186,137, respectively. Our future source of capital will come from the remaining note receivable from prior sales of SSP's operations and disposal of equity securities held by the Company.

As of December 31, 2003, we had total assets of $21,782, including current assets of $19,282, investments of $500 and $2,000 in idle equipment. We had total liabilities (all current) of $205,419 as of December 31, 2003. We had an accumulated deficit of $6,204,456 and a shareholders' deficit of $183,637 at December 31, 2003.

As of December 31, 2002, we had total assets of $70,216, including current assets of $67,716, investments of $500 and $2,000 in idle equipment. We had total liabilities (all current) of $673,594 as of December 31, 2002. We had a retained loss of $6,646,583 and a shareholders' deficit of $603,378 at December 31, 2002.

Net cash used in operations was $50,674 in 2003 consisting the $442,127 of net income offset by the gain on sale of assets of $45,380, the gain on write-down of liabilities of $412,596, and the increase in payables and accruals of $34,825. Cash provided by investing activities was $80,380 in 2003 all related to proceeds from SSP's MarketByte receivable. Cash used in financing activities was $20,754 in 2003 all related to the repayment of promissory notes.

Net cash used in operations was $112,772 in 2002 primarily due to the gain realized on the sale of investments totaling $117,562. Cash provided by investing activities was $163,315 in 2002 all related to proceeds from the sale of investments. Cash used in financing activities was $55,000 in 2002 all related to the repayment of promissory notes.

On a forward-looking basis, 1st Net and its 100 percent owned subsidiary SSP maintain only minimal holdings of marketable securities. It is impossible however to ascertain the actual amounts that will be eventually realized by the Company when these securities are sold. Management is not sure that proceeds from the sale of investments held in addition to cash payments to be received from the transactions described above, will be sufficient to make up projected shortfalls from the results of its operations through the next twelve months.

Prior to August 2001, the majority of our capital resources was expended: 1) on salaries and benefits to our employees, 2) to service our debt burden to vendors, and 3) to our professional consultants. Since September 2001, we have eliminated our employee burden completely. Today, our greatest needs for capital are to pay fees to our outside consultants, primarily legal and accounting, and to continue trying to service and restructure our debt burden with past vendors.

Our main source of capital is our Asset Purchase and Loan Agreement with MarketByte, LLC. Entered into during the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10 percent of the gross non-cash compensation the buyer realizes from the operation of OTCjournal.com. To date, there is approximately, $327,655 remaining to be paid to SSP from that contract, including $10,000 due on a note receivable and $317,655 in future other considerations. There can be no assurance that MarketByte can and will continue to honor its financial commitment under this Agreement.

On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children's Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check in the amount of $156,250 to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expired on January 11, 2003. At December 31, 2003, the Company holds 2,120,114 common shares in Children's Technology Group.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and absent the gains on the MarketByte agreement, the settlement of liabilities and the write-off of the liabilities reserve; we would have suffered a net loss in 2003. Also, because we expect our operating losses to continue into the future, we may never be profitable. We had an accumulated deficit of $6,344,042 at December 31, 2003. We incurred net income of $302,541 and $32,123 for the years ended December 31, 2003 and 2002, respectively, due to the previously described non-operating gains. While we are unable to predict accurately our future operating expenses, we currently expect our operating expenses to remain low, year-to-year, as we attempt to find a business combination that would be a suitable fit for the Company on a go-forward basis. If we fail to find a suitable business to acquire or combine with, we will not succeed.

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

ITEM 7. Financial Statements

The Financial Statements are included on Pages F-1 through F-13.


ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A. Controls and Procedures

(a)  Evaluation  of  disclosure  controls  and  procedures.
     ------------------------------------------------------
     Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in internal controls over Financial Reporting.
     ------------------------------------------------------
     During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

   Name                        Age       Positions and Offices Held
   ----                        ---       --------------------------

  James H. Watson, Jr.          41       President, Chairman, Chief Executive
                                         Officer, Chief Financial Officer
                                         and Director

  Daniel Nye                    43       Director

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

James H. Watson, Jr., 41, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson currently devotes 40-50% of his time to our business. Mr. Watson is the Founder and the General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 to 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Mr. Watson has served on various Boards in recent years including Probook, Inc., Nicklebys.com, Inc., Children's Technology Group, Inc., and Mariah Communications. At present, Mr. Watson does not sit on any other Boards. Mr. Watson graduated from the University of Tennessee / Chattanooga in 1985 with a Bachelors degree in Political Science/Public Administration.

Daniel Nye, 43, has been the President of NYCON Resources Inc. since its inception in 1992. NYCON is a private corporation involved in natural resource exploration and investment, real estate investment, and securities speculation. Mr. Nye is responsible for identifying and structuring investment opportunities and strategic planning for NYCON. Mr. Nye received a BS degree in Aerospace Technology from Indiana State University.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  Executive Compensation

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

The Board of Directors held no meetings during the year ended December 31, 2003.

COMPENSATION SUMMARY

The following table sets forth the annualized base salary that we paid to our Chief Executive Officer. Mr. James H. Watson became our CEO on June 29, 1999 and has not received any cash compensation since accepting the position. None of our other executives or directors has received compensation. We reimburse our officers and directors for any reasonable out-of-pocket expenses incurred on our behalf.

         Name and                        Salary                         Other
    Principal Position      Year      Compensation       Bonus      Compensation
    ------------------      ----      ------------       -----      ------------

James H. Watson, Jr.        2003         $ --           $ --              $ --
President, CEO              2002         $ --           $ --              $ --


As of December 31, 2003, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements, which provide compensation on the event of termination of employment or change in control of the Company.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

COMPENSATION OF DIRECTORS

There was no compensation paid to any directors of 1st Net.

EMPLOYMENT AGREEMENTS

Currently, no employment agreements exist with any officer or employee.

LONG-TERM INCENTIVE PLAN

None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on December 31, 2003 (at which date there were 6,395,357 shares issued and outstanding), by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

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

ITEM 12.  Certain Relationships and Related Transactions

The Company borrowed funds from JW Holdings Corporation ("JW Holdings"), an affiliate under common control, for working capital during 2001. At December 31, 2001, the Company was indebted to the affiliate in the amount of $75,078. The Company borrowed $27,882 and $-0- from the affiliate and made payments of $48,636 and $30,000 in 2003 and 2002, respectively. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. The Company owed the affiliate $24,324 at December 31, 2003.

In September 2000, Daniel Nye, a Director, personally loaned the Company $50,000 in exchange for a promissory note. The note carried an interest rate of ten percent (10%) annually with a one (1) year term. In September 2001, Mr. Nye agreed to extend the note for six (6) additional months. On June 7, 2001, we paid interest accrued on this loan totaling $2,500. On February 12, 2002, we paid the entire principal due of $50,000 and Mr. Nye agreed to waive all remaining, accrued interest. Mr. Nye was not an affiliate of the Company at the time the loan was granted.

Item 13.  Exhibits and Reports on Form 8-K

        Reports on Form 8-K:

           None.

        Exhibits:

        1st Net Technologies, Inc. includes herewith the following exhibits:

        31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

1.   Audit and Audit-Related Fees

During the year ended December 31, 2003, the Company's principal accountant billed $6,700 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended December 31, 2002, the Company's principal accountant billed $7,794 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.   Tax Fees

During the year ended December 31, 2003, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of tax filings.

During the year ended December 31, 2002, the Company's principal accountant billed $300 in fees that were directly associated with the preparation of filings.

3.   All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2003 and 2002.

Audit Committee's Pre-Approval Policies and Procedures

Due to the fact that 1st Net Technologies has only one active officer and two directors, the Company does not have an audit committee at this time.

Percentage of Hours Expended

All hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               1st Net Technologies, Inc.
                               --------------------------




Dated:  April 12, 2004         By: /s/ James H. Watson, Jr.
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


Dated:  April 12, 2004         By: /s/ James H. Watson, Jr.
        --------------             ---------------------------------------------
                                   James H. Watson, Jr., Chief Executive Officer
                                   Officer and Principal Accounting Officer of
                                   the Registrant

                                                                          Page
                                                                          ----

Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheet at December 31, 2003..........................  F-3

Consolidated Statements of Operations for the years ended
     December 31, 2003 and 2002..........................................  F-4

Consolidated Statement of Changes in Shareholders' Deficit
     for the years ended December 31, 2003 and 2002......................  F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2003 and 2002..........................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

To the Board of Directors and Shareholders:
1st Net Technologies, Inc.

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiary, as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Net Technologies, Inc., as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and has a net capital deficit at December 31, 2003. These and other factors discussed in Note 2 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in
Note 2. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004

                           1ST NET TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                December 31, 2003



                                     Assets
Current assets:
    Cash .......................................................   $     9,077
    Marketable securities (Note 5) .............................           205
    Note receivable (Note 4) ...................................        10,000
                                                                   -----------
                  Total current assets .........................        19,282

Investment, at cost (Note 6) ...................................           500
Idle equipment, at cost, net of accumulated
    depreciation of $9,599 (Note 7) ............................         2,000
                                                                   -----------

                                                                   $    21,782
                                                                   ===========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ...................   $    92,056
    Indebtedness to related parties (Note 3) ...................        24,324
    Capital lease obligations (Note 8) .........................        49,039
    Accrued payroll and payroll taxes ..........................        40,000
                                                                   -----------
                  Total current liabilities ....................       205,419
                                                                   -----------

Shareholders' deficit (Note 9):
    Preferred stock, $.001 par value; 10,000,000 shares
       authorized, -0- shares issued and outstanding ...........          --
    Common stock, $.001 par value; 40,000,000 shares authorized,
       6,395,357 shares issued and outstanding .................         6,395
    Additional paid-in capital .................................     6,093,485
    Accumulated deficit ........................................    (6,204,456)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities ........       (79,061)
                                                                   -----------

                  Total shareholders' deficit ..................      (183,637)
                                                                   -----------

                                                                   $    21,782
                                                                   ===========

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                      For the Years Ended
                                                         December 31,
                                                  --------------------------
                                                     2003           2002
                                                  -----------    -----------
Costs and expenses:
    General and administrative expenses .......   $    15,839    $    85,039
                                                  -----------    -----------

                   Loss from operations .......       (15,839)       (85,039)

Other income (expense):
    Realized gain/(loss) on sale of investments          --          117,562
    Interest expense ..........................           (10)          --
    Gain on sale of assets ....................        45,380           --
    Gain on debt restructure (Note 12) ........       412,596           --
    Impairment of idle assets (Note 7) ........          --           (4,000)
    Other income ..............................          --            3,600
                                                  -----------    -----------

                   Income before income taxes .       442,127         32,123

Provision for income taxes (Note 10) ..........          --             --
                                                  -----------    -----------

                   Net income .................   $   442,127    $    32,123
                                                  ===========    ===========

Basic and diluted income per share ............   $      0.07    $      0.00
                                                  ===========    ===========

Weighted average common shares outstanding ....     6,395,357      6,479,511
                                                  ===========    ===========

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                            Consolidated Statement of
                        Changes in Shareholders' Deficit

                             Table Split - See Below

                                          Preferred Stock           Common Stock           Common
                                        --------------------   -----------------------      Stock
                                         Shares    Par Value     Shares      Par Value    Warrants
                                         ------    ---------   ---------    ----------    ---------

Balance at January 1, 2002 ...........     --      $    --     6,945,857    $    6,946    $ 177,022

Shares reacquired in exchange for
    552,500 shares of CTG (Note 6) ...     --           --      (550,500)         (551)        --
Common stock warrants expired (Note 9)     --           --          --            --       (177,022)
Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................     --           --          --            --           --
    Net income .......................     --           --          --            --           --

              Total comprehensive loss
                                         ------    ---------   ---------    ----------    ---------

Balance at December 31, 2002 .........     --           --     6,395,357         6,395         --

Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................     --           --          --            --           --
    Net income .......................     --           --          --            --           --
              Total comprehensive loss
                                         ------    ---------   ---------    ----------    ---------

Balance at December 31, 2003 .........     --      $    --     6,395,357    $    6,395    $    --
                                         ======    =========   =========    ==========    =========

                             Table Split - See Below


                           1ST NET TECHNOLOGIES, INC.
                            Consolidated Statement of
                        Changes in Shareholders' Deficit

                             Table Split - See Above
                                                                               Other
                                                                            Comprehensive
                                                                               Income
                                                                             -----------
                                                Additional                    Unrealized
                                                  Paid-in     Accumulated     Holding
                                                 Capital        Deficit          Loss           Total
                                                -----------   -----------    -----------    -----------

Balance at January 1, 2002 ...........          $ 5,915,912   $(6,678,706)   $      --      $  (578,826)

Shares reacquired in exchange for
    552,500 shares of CTG (Note 6) ...                  551          --             --             --
Common stock warrants expired (Note 9)              177,022          --             --             --
Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................                 --            --          (56,675)       (56,675)
    Net income .......................                 --          32,123           --           32,123

              Total comprehensive loss                                                          (24,552)
                                                -----------   -----------    -----------    -----------

Balance at December 31, 2002 .........            6,093,485    (6,646,583)       (56,675)      (603,378)

Comprehensive loss:
    Unrealized loss on investments
      held for sale ..................                 --            --          (22,386)       (22,386)
    Net income .......................                 --         442,127           --          442,127
              Total comprehensive loss                                                          419,741
                                                -----------   -----------    -----------    -----------

Balance at December 31, 2003 .........          $ 6,093,485   $(6,204,456)   $   (79,061)   $  (183,637)
                                                ===========   ===========    ===========    ===========

                             Table Split - See Above

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows

                                                         For the Years Ended
                                                            December 31,
                                                        ----------------------
                                                          2003         2002
                                                        ---------    ---------
Cash flows from operating activities:
    Net income (loss) ...............................   $ 442,127    $  32,123
    Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
          Gain on sale of assets ....................     (45,380)        --
          Asset impairment ..........................        --          4,000
          Realized gain on sale of investments ......        --       (117,562)
          Gain on debt restructure (Note 12) ........    (412,596)        --
          Changes in current assets and liabilities:
             Accounts receivable ....................        --          2,060
             Accounts payable and accrued liabilities     (34,825)     (33,393)
                                                        ---------    ---------
                     Net cash used in
                         operating activities .......     (50,674)    (112,772)
                                                        ---------    ---------

Cash flows from investing activities:
    Proceeds from receipt of note receivable ........      80,380         --
    Proceeds from sale of marketable securities, net         --        163,315
                                                        ---------    ---------
                     Net cash provided by
                         investing activities .......      80,380      163,315
                                                        ---------    ---------

Cash flows from financing activities:
    Repayment of notes payable ......................        --        (55,000)
    Proceeds from related party loans (Note 2) ......      27,882         --
    Repayment of related party loans (Note 2) .......     (48,636)        --
                                                        ---------    ---------
                     Net cash used in
                         financing activities .......     (20,754)     (55,000)
                                                        ---------    ---------

                         Net change in cash .........       8,952       (4,457)

Cash, beginning of period ...........................         125        4,582
                                                        ---------    ---------

Cash, end of period .................................   $   9,077    $     125
                                                        =========    =========

Supplemental disclosure of cash flow information:
   Cash paid for:
       Interest .....................................   $    --      $    --
                                                        =========    =========
       Income taxes .................................   $    --      $    --
                                                        =========    =========


           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements

1.   Organization

1st Net Technologies, Inc. (the "Company" or "1st Net") was primarily in the Internet commerce and services business from its inception in 1997 through
August 2001. The Company conducted its business operations through SSP Management Corp. ("SSP"), its wholly owned subsidiary. SSP provided Internet public relations and Internet newsletters and sold substantially all of its operations in 2000. At December 31, 2003, SSP remains wholly-owned by 1st Net. The Company ceased operations and moved its headquarters from San Diego, California to Denver, Colorado in August 2001. Since August 2001, the Company has been a shell company in search of a merger candidate. Recent operations have consisted of debt restructuring.

2.   Significant accounting policies

Going concern

The Company's financial statements have been prepared under the assumption it will continue as a going concern. Realization of the Company's assets in the accompanying financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds by incurring new debt, raising new equity or liquidating investment securities. There is no assurance the Company will be successful in acquiring the working capital necessary to continue as a going concern. The Company is operating through the forbearance of its creditors.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2003.

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

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Idle equipment

At December 31, 2003, the Company's idle equipment consisted of computer equipment. The net book value of this equipment totals $2,000. In the opinion of management, the net book value of the idle equipment is not in excess of the net realizable value.

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

Fair value of financial instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying values of its monetary assets and liabilities approximate their fair values as of December 31, 2003 due to the short-term maturity of those instruments.

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

Potentially dilutive securities include options and warrants that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled 625,000 and 625,000 at December 31, 2003 and 2002, respectively.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the deemed fair value for the underlying stock on the date of grant, no compensation expense is recognized. At the time stock options were granted, the exercise price was at a price not less than the fair value of the underlying common stock.

3.   Related party transactions

The Company borrowed funds for working capital from an affiliate during 2001. At December 31, 2001, the Company was indebted to the affiliate in the amount of $75,078. The Company borrowed $27,882 and $-0- from the affiliate and made payments of $48,636 and $30,000 in 2003 and 2002, respectively. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. The Company owed the affiliate $24,324 at December 31, 2003.

At December 31, 2001, the Company was indebted to two related parties pursuant to promissory notes totaling $50,000 and $5,000, respectively. The Company repaid both notes during 2002.

4.   Notes Receivable

On February 23, 2000, SSP sold an Internet newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") for a
$200,000 promissory note and $550,000 in other future consideration. Other future consideration consists of 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. SSP and Marketbyte amended the sale agreement in October 2000 and again in December 2001. The amended terms reduced other future consideration from $550,000 to $400,000 and cancelled the June 2, 2002 due date for other future considerations. Marketbyte has paid $190,000 towards the note and $82,345 in other consideration through December 31, 2003. At December 31, 2003, the balance on the promissory note of $10,000 is included in the accompanying consolidated financial statements as "Note receivable". Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

5.   Marketable securities

Marketable securities are stated at their fair value and consisted of the following at December 31, 2003:

                                          Unrealized     Unrealized   Fair
            2003                 Cost       Gain           Loss       Value
----------------------------------------------------------------------------
Equity Securities.............  $ 22,591     $ --      $ (22,386)     $ 205


                                          Unrealized     Unrealized   Fair
            2002                 Cost       Gain           Loss       Value
------------------------------------------------------------------------------
Equity Securities.............  $ 79,266     $688.00   $ (57,363)     $22,591


The Company received net proceeds from sale of equity securities held in the amount of $-0- and $163,315 and realized a gain in the amount of $-0- and $117,562, in 2003 and 2002 respectively. The Company recorded net accumulated comprehensive losses on available-for-sale securities totaling $22,386 and $56,675 during the years ended December 31, 2003 and 2002, respectively.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


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

The Company's investment in CTG dropped to 13 percent during the year ended December 31, 2002. Due to the reduction in the percentage of ownership, the Company's investment in CTG was reclassified as marketable securities that are available-for-sale and the investment was written down to market value. During the years ended December 31, 2003 and 2002, the Company recorded unrealized losses on the CTG investment totaling $21,201 and $23,552, respectively.

Other investments

During the year ended December 31, 2002, the Company sold another investment to a third party investor for $7,065. The Company recognized a gain on the sale for $7,065 as the investment had previously been written off by the Company.

The Company holds one other equity investment in a private company valued at cost, after an allowance for permanent decline in value, in the amount of $500 at December 31, 2003.

7.   Idle equipment

In August 2001, the Company returned all property under capital leases to the financial institutions and gave most of its remaining property and equipment to a third party vendor for an unpaid office lease obligation. The Company retained certain equipment and its associated software, which has been idle since August 2001. The Company expects to dispose the remaining equipment in its foreseeable future. The Company recorded an asset impairment charge totaling $4,000 during the year ended December 31, 2002. The idle equipment has an estimated net realizable value of $2,000 at December 31, 2003.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Idle equipment consists of the following at December 31, 2003:

      Computer equipment..............................   $ 11,599
      Less accumulated depreciation ..................     (9,599)
                                                         ---------
                                                          $ 2,000
                                                         =========


There was no depreciation expense recorded during the years ended December 31, 2003 and 2002.

8.   Lease obligations

The Company defaulted on its capital lease obligations during 2001 and returned all of the equipment under capital leases to the lessors in August 2001. During the year ended December 31, 2003, the Company determined that one lease was the obligation o f an affiliate and not 1st Net Technologies. As a result, the Company wrote-off the $99,456 lease obligation during the year ended December 31, 2003 (see Note 12). The Company remains liable for the remaining lease obligations which totaled $49,039 at December 31, 2003.

The Company relocated in August 2001 and left certain equipment and furniture as compensation to the lessor. The remaining lease commitment under the defaulted operating lease totaled $106,400 as of August 2001. The Company estimated a remaining lease liability of approximately $45,000 as of December 31, 2002, after subtracting the fair value of the abandoned equipment. Do to a change in ownership of the building where the office lease was located and the lack of contact with the landlord since 2001, management believes the probability of collection actions on the office lease is remote. Therefore, the Company wrote-off the $45,000 lease obligation during the year ended December 31, 2003 (see Note 12).

9.   Shareholders' deficit

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2003.

Options and warrants

The Company accounts for all stock options under SFAS No. 123. However, as permitted by SFAS No. 123, the Company accounts for stock options granted to employees and stock options granted to nonemployees, in a different manner. Directors, acting in their capacity as directors, are considered employees.

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

On October 31, 2002, 236,200 warrants expired. The Company recorded a capital contribution of $177,022 upon expiration of the warrants.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


Under SFAS No. 123, when the intrinsic value method is elected, compensation expense is also measured under the fair value method, but reported on a "pro forma" basis. However, there was no pro forma effect related to the Company's options and warrants during the years ended December 31, 2003 and 2002.

Following is a schedule of changes in the Company's outstanding warrants and options for years ended December 31, 2003 and 2002:

                                                                               Weighted        Weighted Avg
                                                                Number           Avg            Remaining
             Options/Warrants                   Number       Exercisable     Exercise Price       Life
--------------------------------           -----------------------------------------------------------------

Outstanding at January 1, 2002..........      861,200           411,200         $3.39           2 years
Granted.................................            --               --            --                --
Exercised...............................            --               --            --                --
Expired.................................     (236,200)               --         $5.48                --
Cancelled...............................            -                --            --                --
                                           ------------------------------------------------------------------
Outstanding at December 31, 2002........      625,000           625,000         $2.60            1 year
Granted.................................            --               --            --                --
Exercised...............................            --               --            --                --
Expired.................................            --               --            --                --
Cancelled...............................            --               --            --                --
                                           ------------------------------------------------------------------
Outstanding at December 31, 2003........      625,000           625,000         $2.60           2 months
                                           ===========


10.  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                             2003       2002
                                                            --------  --------
Federal income tax rate..................................    34.00%    15.00%
State income tax rate, net of Federal benefit............     3.06%     3.94%
Net operating loss for which no tax benefit
   is currently available................................   -37.06%   -18.94%
                                                            --------  --------
                                                              0.00%     0.00%
                                                            ========  ========

At December 31, 2003, deferred taxes consisted of a net tax asset of $2,100,843, due to operating loss carryforwards of $6,204,456, which was fully allowed for, in the valuation allowance of $2,100,843. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $(163,834) and $(6,083). Net operating loss carryforwards will expire through 2021.

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

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements

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

12.  Extinguished liabilities

During the year ended December 31, 2003, the Company recognized a gain on the write-down of certain payables and accruals totaling $253,928. The majority of the gain related to (1) the reduction of payroll tax accruals owed to the Internal Revenue Service from $93,791 to $40,000, for a net gain of $53,791, (2) the $99,456 gain recognized on the write-down of a capital lease obligation (see
Note 8), and (3) the $45,000 gain recognized on the write-down of an office lease obligation (see Note 8). The total gain of $253,928 is included in the accompanying consolidated financial statements as "Gain on debt restructure".

The Company established a liabilities allowance at December 31, 2000 in the amount of $350,000 due to its plan to terminate operations. The Company recognized liabilities totaling $191,332 during the years ended December 31, 2003, 2002 and 2001, which reduced the allowance to $158,668. At December 31,
2003, management determined that the Company was no longer subject to such liabilities, that all corporate liabilities were known to the Company, and the liabilities allowance was no longer applicable. As a result, the Company wrote-off the $158,668 liabilities allowance, which is included in the accompanying consolidated financial statements as "Gain on debt restructure".