Form 10QSB
period 2004-03-31
1ST NET TECHNOLOGIES INC
filed 2004-05-04
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 30, 2003, there were 6,395,357 shares of the Registrant's common stock outstanding.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                           Page
                                                                           ----


PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

      Condensed consolidated balance sheet, March 31, 2004 (unaudited) ....    3

     Condensed consolidated statements of operations, three months
        ended March 31, 2004 (unaudited) and 2003 (unaudited) .............    4

     Condensed consolidated statements of cash flows, three months
        ended March 31, 2004 (unaudited) and 2003 (unaudited) .............    5

     Notes to unaudited condensed consolidated financial statements .......    6


     Item 2.  Management's Discussion and Analysis or Plan of Operation ...    8

     Item 3.  Controls and Procedures .....................................   10

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   10
     Item 2.  Changes in Securities .......................................   10
     Item 3.  Defaults Upon Senior Securities .............................   11
     Item 4.  Submission of Matters to a Vote of Security Holders .........   11
     Item 5.  Other Information ...........................................   11
     Item 6.  Exhibits and Reports on Form 8-K ............................   11

     Signatures ...........................................................   11

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                 March 31, 2004

                                     Assets
Current assets:
    Cash ..................................................   $    13,560
    Marketable securities .................................           205
                                                              -----------
                  Total current assets ....................        13,765

Investment, at cost .......................................           500
Equipment held for sale (Note 6) ..........................           299
                                                              -----------

                                                              $    14,564
                                                              ===========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ..............   $    92,656
    Indebtedness to related party (Note 2) ................        14,324
    Capital lease obligations .............................        49,039
    Accrued payroll and payroll taxes .....................        40,000
                                                              -----------
                  Total current liabilities ...............       196,019
                                                              -----------

Shareholders' deficit:
    Preferred stock .......................................          --
    Common stock ..........................................         6,395
    Additional paid-in capital ............................     6,093,485
    Accumulated deficit ...................................    (6,202,274)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities ...       (79,061)
                                                              -----------

                  Total shareholders' deficit .............      (181,455)
                                                              -----------

                                                              $    14,564
                                                              ===========


      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   2004               2003
                                                -----------    -----------
Costs and expenses:
    General and administrative expenses .....   $     1,678    $     2,368
                                                -----------    -----------

                   Loss from operations .....        (1,678)        (2,368)

Other income (expense):
    Gain on sale of assets (Note 4) .........         4,468          5,250
    Impairment of idle assets (Note 6) ......        (1,701)          --
    Other income (Note 5) ...................         1,093           --
                                                -----------    -----------

                   Income before income taxes         2,182          2,882

Provision for income taxes (Note 3) .........          --             --
                                                -----------    -----------

                   Net income ...............   $     2,182    $     2,882
                                                ===========    ===========

Basic and diluted income per share ..........   $      0.00    $      0.00
                                                ===========    ===========

Weighted average common shares outstanding ..     6,395,357      6,395,357
                                                ===========    ===========


      See accompanying notes to condensed consolidated financial statements
                                        4

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                              March 31,
                                                        --------------------
                                                         2004         2003
                                                        --------    --------
                     Net cash provided by (used in)
                         operating activities .......   $     15    $ (3,220)
                                                        --------    --------

Cash flows from investing activities:
    Proceeds from receipt of note receivable (Note 4)     14,468        --
                                                        --------    --------
                     Net cash provided by
                         investing activities .......     14,468        --
                                                        --------    --------

Cash flows from financing activities:
    Proceeds from related party loans ...............       --         4,100
    Repayment of related party loans (Note 2) .......    (10,000)     (1,000)
                                                        --------    --------
                     Net cash (used in) provided by
                         financing activities .......    (10,000)      3,100
                                                        --------    --------

                         Net change in cash .........      4,483        (120)

Cash, beginning of period ...........................      9,077         125
                                                        --------    --------

Cash, end of period .................................   $ 13,560    $      5
                                                        ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest .....................................   $   --      $   --
                                                        ========    ========
       Income taxes .................................   $   --      $   --
                                                        ========    ========


      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2003, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SSP Management Corporation ("SSP"). Intercompany transactions and balance were eliminated in consolidation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Related Party

As of December 31, 2003, the Company owed an officer $24,324 for working capital advances. The advances do not carry an interest rate and are due on demand. During the three months ended March 31, 2004, the Company repaid $10,000. The balance of $14,324 owed to the officer at March 31, 2004 is included in the accompanying condensed consolidated financial statements as "Indebtedness to Related Party".

Note 3:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Note Receivable

As of December 31, 2003, SSP was owed $10,000 on a promissory note and $317,655 in "other consideration" as part of the sale of its Internet newsletter in February 2000. During the three months ended March 31, 2004, SSP received the final $10,000 payment on the promissory note and $4,468 towards the other consideration. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5:  Lawsuit Settlement

In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stemmed from the dismissal of the Company pursuant to a 2002 lawsuit, whereby the Company is seeking to recoup the fees and expenses it had to expend to defend itself in that suit. During January 2004, the parties settled the action and the Company received net proceeds of $1,093, after deducting costs incurred to obtain the settlement. The net proceeds are included in the accompanying condensed consolidated financial statements as "Other Income".

Note 6:  Subsequent Event

During April 2004, the Company sold its idle equipment for net proceeds of $299, after deducting costs to sell the equipment. The idle equipment had a book value of $2,000 prior to the sale. As a result, the Company recorded an asset impairment charge of $1,701 to reduce the book value of the idle equipment to its fair value as of March 31, 2004. The equipment is included in the accompanying condensed consolidated financial statements as "Equipment Held for Sale".

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

     Other income and expense

The Company will recognize additional gains from the assets sold in prior years, as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s). During the three months ended march 31, 2004, the Company collected $14,468 from the sale of the newspaper of which $10,000 was related to the final payment on the Marketbyte note receivable and $4,468 was recognized as a gain on sale of assets related to collections of "other consideration" on the MarketByte receivable.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had $13,765 in total current assets from which to pay its obligations. The Company's current liabilities total $196,019, which includes capital lease obligations of $49,039 and payroll tax accruals of $40,000. At March 31, 2004, the Company had a cash balance of $13,560.

On a going forward basis, 1st Net and its 100 percent owned subsidiary SSP continue to maintain holdings of restricted and marketable securities. It is not possible, however, to ascertain the actual value that will be eventually realized by the Company when these securities are sold.


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

                                     Part I.

Item III.  CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures.
-----------------------------------------------------------

     Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in internal controls over Financial Reporting.
-----------------------------------------------------------

     During the most recent quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

The Company was a party to the following lawsuit:

In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stemmed from the dismissal of the Company pursuant to a 2002 lawsuit, whereby the Company is seeking to recoup the fees and expenses it had to expend to defend itself in that suit. During January 2004, the parties settled the action and the Company received net proceeds of $1,093, after deducting costs incurred to obtain the settlement.

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



                                  1st NET TECHNOLOGIES, INC.



Dated: May 3, 2004                By: /s/ James H. Watson, Jr.
                                      -----------------------------------------
                                      James H. Watson, Jr.
                                      Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant