Form 10QSB
period 2004-06-30
1ST NET TECHNOLOGIES INC
filed 2004-08-09
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 3, 2004, there were 6,395,357 shares of the Registrant's common stock outstanding.

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed consolidated balance sheet, June 30, 2004 (unaudited) ......    3
     Condensed consolidated statements of operations, three and six
        months ended June 30, 2004 (unaudited) and 2003 (unaudited) .......    4
     Condensed consolidated statements of cash flows, six months
        ended June 30, 2004 (unaudited) and 2003 (unaudited) ..............    5
     Notes to unaudited condensed consolidated financial statements .......    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...    8

     Item 3.  Controls and Procedures .....................................   10

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   10
     Item 2.  Changes in Securities .......................................   11
     Item 3.  Defaults Upon Senior Securities .............................   11
     Item 4.  Submission of Matters to a Vote of Security Holders .........   11
     Item 5.  Other Information ...........................................   11
     Item 6.  Exhibits and Reports on Form 8-K ............................   11

     Signatures ...........................................................   11

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                  June 30, 2004

                                     Assets
Current assets:
    Cash ..............................................        $    12,832
    Marketable securities .............................                205
                                                               -----------
                  Total current assets ................             13,037

Investment, at cost ...................................                500
                                                               -----------

                                                               $    13,537
                                                               ===========

                  Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ..........        $    84,027
    Indebtedness to related party (Note 2) ............             10,001
    Capital lease obligations .........................             49,039
    Accrued payroll and payroll taxes .................             40,000
                                                               -----------
                  Total current liabilities ...........            183,067
                                                               -----------

Shareholders' deficit:
    Preferred stock ...................................               --
    Common stock ......................................              6,395
    Additional paid-in capital ........................          6,093,485
    Accumulated deficit ...............................         (6,190,349)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities            (79,061)
                                                               -----------

                  Total shareholders' deficit .........           (169,530)
                                                               -----------

                                                               $    13,537
                                                               ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                               --------------------------    --------------------------
                                                  2004            2003          2004           2003
                                               -----------    -----------    -----------    -----------
Costs and expenses:
    General and administrative expenses ....   $     8,782    $     1,081    $    10,460    $     3,449
                                               -----------    -----------    -----------    -----------

                  Loss from operations .....        (8,782)        (1,081)       (10,460)        (3,449)

Other income (expense):
    Gain on sale of assets (Note 4) ........        19,077          6,490         23,545         11,740
    Gain on accounts payable settlement ....         1,630           --            1,630           --
    Impairment of idle assets (Note 6) .....          --             --           (1,701)          --
    Other income (Note 5) ..................          --             --            1,093           --
                                               -----------    -----------    -----------    -----------

                  Income before income taxes        11,925          5,409         14,107          8,291

Provision for income taxes (Note 3) ........          --             --             --             --
                                               -----------    -----------    -----------    -----------

                  Net income ...............   $    11,925    $     5,409    $    14,107    $     8,291
                                               ===========    ===========    ===========    ===========

Basic and diluted income per share .........   $      0.00    $      0.00    $      0.00    $      0.00
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding .     6,395,357      6,395,357      6,395,357      6,395,357
                                               ===========    ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                      Six Months Ended
                                                                         June 30,
                                                                   --------------------
                                                                     2004        2003
                                                                   --------    --------
                     Net cash used in
                         operating activities ..................   $(15,467)   $ (1,243)
                                                                   --------    --------

Cash flows from investing activities:
    Proceeds from receipt of note receivable (Note 4) ..........     33,545        --
                                                                   --------    --------
                     Net cash provided by
                         investing activities ..................     33,545        --
                                                                   --------    --------

Cash flows from financing activities:
    Proceeds from related party loans ..........................       --         4,145
    Repayment of related party loans (Note 2) ..................    (14,323)     (3,000)
                                                                   --------    --------
                     Net cash (used in) provided by
                         financing activities ..................    (14,323)      1,145
                                                                   --------    --------

                         Net change in cash ....................      3,755         (98)

Cash, beginning of period ......................................      9,077         125
                                                                   --------    --------

Cash, end of period ............................................   $ 12,832    $     27
                                                                   ========    ========

Supplemental disclosure of cash flow information: Cash paid for:
       Interest ................................................   $   --      $   --
                                                                   ========    ========
       Income taxes ............................................   $   --      $   --
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

Note 2: Related Party
        -------------

As of December 31, 2003, the Company owed an officer $24,324 for working capital advances. The advances do not carry an interest rate and are due on demand. During the six months ended June 30, 2004, the Company repaid $14,323. The balance of $10,001 owed to the officer at June 30, 2004 is included in the accompanying condensed consolidated financial statements as "Indebtedness to Related Party".

Note 3: Income Tax
        ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Note Receivable
        ---------------

As of December 31, 2003, SSP was owed $10,000 on a promissory note and $317,655 in "other consideration" as part of the sale of its Internet newsletter in February 2000. During the six months ended June 30, 2004, SSP received the final $10,000 payment on the promissory note and $23,545 towards the other consideration. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5: Lawsuit Settlement
        ------------------

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

Note 6: Equipment Sale
        --------------

During April 2004, the Company sold its idle equipment for net proceeds of $299, after deducting costs to sell the equipment. The idle equipment had a book value of $2,000 prior to the sale. As a result, the Company recorded an asset impairment charge of $1,701 to reduce the book value of the idle equipment to its fair value as of March 31, 2004.

Note 7: Letter of Intent
        ----------------

On May 19, 2004, the Company executed a Letter of Intent to acquire 100 percent of the issued and outstanding common stock in VOS Systems, Inc., ("VOS") a San Diego, California based company that specializes in voice activated electronic controls. Under the terms of the Letter of Intent, VOS would become the Company's wholly-owned subsidiary, at which time the Company is expected to change its name to VOS Systems. When the agreement is closed, the former shareholders of VOS would become the majority shareholders of the Company, resulting in a change of control.

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

On May 19, 2004, the Company executed a Letter of Intent to acquire 100 percent of the issued and outstanding common stock in VOS Systems, Inc., ("VOS") a San Diego, California based company that specializes in voice activated electronic controls. Under the terms of the Letter of Intent, VOS would become the Company's wholly-owned subsidiary, at which time the Company is expected to change its name to VOS Systems. When the agreement is closed, the former shareholders of VOS would become the majority shareholders of the Company, resulting in a change of control.

RESULTS OF OPERATIONS

     Operating expenses

The Company currently maintains minimal operating expenses, mostly relating to accounting expenses and SEC filing fees.

     Other income and expense

The Company will recognize additional gains from the assets sold in prior years, as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s). During the three months ended June 30, 2004, the Company collected $33,545 from the sale of the newspaper of which $10,000 was related to the final payment on the Marketbyte note receivable and $23,545 was recognized as a gain on sale of assets related to collections of "other consideration" on the MarketByte receivable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had $13,037 in total current assets from which to pay its obligations. The Company's current liabilities total $183,067, which includes capital lease obligations of $49,039 and payroll tax accruals of $40,000. At June 30, 2004, the Company had a cash balance of $12,832.

On a going forward basis, 1st Net and its 100 percent owned subsidiary SSP continue to maintain holdings of restricted and marketable securities. It is not possible, however, to ascertain the actual value that will be eventually realized by the Company when these securities are sold.

RISKS AND UNCERTAINTIES

The current focus of our Company is the potential acquisition of VOS, a private operating company. However, should we fail to close this transaction, the future of our Company will depend, largely, on our ability to successfully develop or acquire new products or services. There is no assurance, however, that we will be successful in achieving market acceptance of any such new products or services that we develop or acquire. Any failure or delay in diversifying our existing offerings could further harm our business, results of operations and financial condition.

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

                                     Part I.

Item III.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.
     ------------------------------------------------

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

(b)  Changes in internal controls over Financial Reporting.
     -----------------------------------------------------
     During the most recent quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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



                                      1st NET TECHNOLOGIES, INC.



Dated: August 3, 2004                 By: /s/ James H. Watson, Jr.
                                    -------------------------------
                                      James H. Watson, Jr.
                                      Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant