Form 10QSB
period 2004-09-30
1ST NET TECHNOLOGIES INC
filed 2004-11-09
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004


[] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ______


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

As of November 3, 2004, there were 6,395,357 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure format:    Yes [ ]    No [ X ]

                                   FORM 10-QSB
                                   3RD QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed  consolidated  balance  sheet,  September 30, 2004
        (unaudited) .......................................................    3
     Condensed consolidated statements of operations, three and nine months ended September 30, 2004 (unaudited) and 2003 (unaudited) .. 4 Condensed consolidated statements of cash flows, nine months
        ended September 30, 2004 (unaudited) and 2003 (unaudited) .........    5
     Notes to unaudited condensed consolidated financial statements .......    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...    8

     Item 3.  Controls and Procedures .....................................   10




PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................   10
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..   11
     Item 3.  Defaults Upon Senior Securities .............................   11
     Item 4.  Submission of Matters to a Vote of Security Holders .........   11
     Item 5.  Other Information ...........................................   11
     Item 6.  Exhibits ....................................................   11

Signatures ................................................................   11

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                               September 30, 2004

                                     Assets
Current assets:
    Cash .......................................................    $     8,316
    Marketable securities ......................................            205
                                                                    -----------
                  Total current assets .........................          8,521

Investment, at cost ............................................            500
                                                                    -----------

                                                                     $    9,021
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ...................    $    82,277
    Indebtedness to related party (Note 2) .....................         10,001
    Capital lease obligations ..................................         49,039
    Accrued payroll and payroll taxes ..........................         40,000
                                                                    -----------
                  Total current liabilities ....................        181,317
                                                                    -----------

Shareholders' deficit:
    Preferred stock ............................................           --
    Common stock ...............................................          6,395
    Additional paid-in capital .................................      6,093,485
    Accumulated deficit ........................................     (6,193,115)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities ........        (79,061)
                                                                    -----------

                  Total shareholders' deficit ..................       (172,296)
                                                                    -----------

                                                                     $    9,021
                                                                    ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                          --------------------------    --------------------------
                                                             2004            2003          2004           2003
                                                          -----------    -----------    -----------    -----------
Costs and expenses:
    General and administrative expenses ...............   $     2,766    $     1,561    $    13,226    $     5,010
                                                          -----------    -----------    -----------    -----------

                  Loss from operations ................        (2,766)        (1,561)       (13,226)        (5,010)

Other income (expense):
    Gain on sale of assets (Note 4) ...................          --            4,102         23,545         15,842
    Gain on accounts payable settlement ...............          --             --            1,630           --
    Impairment of idle assets (Note 6) ................          --             --           (1,701)          --
    Other income (Note 5) .............................          --             --            1,093           --
                                                          -----------    -----------    -----------    -----------

                  Income before income taxes ..........        (2,766)         2,541         11,341         10,832

Provision for income taxes (Note 3) ...................          --             --             --             --
                                                          -----------    -----------    -----------    -----------

                  Net income ..........................   $    (2,766)   $     2,541    $    11,341    $    10,832
                                                          ===========    ===========    ===========    ===========

Basic and diluted income per share ....................   $     (0.00)   $      0.00    $      0.00    $      0.00
                                                          ===========    ===========    ===========    ===========

Weighted average common shares outstanding ............     6,395,357      6,395,357      6,395,357      6,395,357
                                                          ===========    ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                       September 30,
                                                                   ---------------------
                                                                     2004        2003
                                                                   --------    --------
                      Net cash used in
                         operating activities ..................   $(19,983)   $(42,486)
                                                                   --------    --------

Cash flows from investing activities:
    Proceeds from receipt of note receivable (Note 4) ..........     33,545      15,842
                                                                   --------    --------
                      Net cash provided by
                         investing activities ..................     33,545      15,842
                                                                   --------    --------

Cash flows from financing activities:
    Proceeds from related party loans ..........................       --        30,002
    Repayment of related party loans (Note 2) ..................    (14,323)     (3,000)
                                                                   --------    --------
                      Net cash (used in) provided by
                         financing activities ..................    (14,323)     27,002
                                                                   --------    --------

                         Net change in cash ....................       (761)        358

Cash, beginning of period ......................................      9,077         125
                                                                   --------    --------

Cash, end of period ............................................   $  8,316    $    483
                                                                   ========    ========

Supplemental disclosure of cash flow information: Cash paid for:
       Interest ................................................   $   --      $   --
                                                                   ========    ========
       Income taxes ............................................   $   --      $   --
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

Note 2:  Related Party

As of December 31, 2003, the Company owed an officer $24,324 for working capital advances. The advances do not carry an interest rate and are due on demand. During the nine months ended September 30, 2004, the Company repaid $14,323. The balance of $10,001 owed to the officer at September 30, 2004 is included in the accompanying condensed consolidated financial statements as "Indebtedness to related party".

Note 3:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Note Receivable

As of December 31, 2003, SSP was owed $10,000 on a promissory note and $317,655 in "other consideration" as part of the sale of its Internet newsletter in February 2000. During the nine months ended September 30, 2004, SSP received the final $10,000 payment on the promissory note and $23,545 towards the other consideration. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

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

Note 7:  Letter of Intent

On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., ("VOS") a San Diego, California based company that specializes in voice activated electronic controls. The Agreement provides for the reorganization of VOS with the Company, with the Company adopting the name VOS Systems, Inc. In connection with the Agreement, the Company would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of the Company's common stock. At the closing of the Agreement, current shareholder of VOS would own approximately 85% of the outstanding common stock of the Company, resulting in a change in control.

The Agreement had not closed as of September 30, 2004.

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

On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., ("VOS") a San Diego, California based company that specializes in voice activated electronic controls. The Agreement provides for the reorganization of VOS with the Company, with the Company adopting the name VOS Systems, Inc. In connection with the Agreement, the Company would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of the Company's common stock. At the closing of the Agreement, current shareholder of VOS would own approximately 85% of the outstanding common stock of the Company, resulting in a change in control. The Agreement had not closed as of September 30, 2004.

RESULTS OF OPERATIONS

     Operating expenses

The Company currently maintains minimal operating expenses, mostly relating to accounting expenses and SEC filing fees.

     Other income and expense

The Company will recognize additional gains from the assets sold in prior years, as the proceeds are received on the notes receivable and option agreements from the respective buyers. The Company has chosen to recognize the gain on sale of the newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer(s). During the nine months ended September 30, 2004, the Company collected $33,545 from the sale of the newspaper of which $10,000 was related to the final payment on the Marketbyte note receivable and $23,545 was recognized as a gain on sale of assets related to collections of "other consideration" on the MarketByte receivable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had $8,521 in total current assets from which to pay its obligations. The Company's current liabilities total $181,317, which includes capital lease obligations of $49,039 and payroll tax accruals of $40,000. At September 30, 2004, the Company had a cash balance of $8,316.

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

(b)  Changes in internal controls over Financial Reporting.
     ------------------------------------------------------
     During the most recent quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


ITEM 5. OTHER INFORMATION

On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., ("VOS") a San Diego, California based company that specializes in voice activated electronic controls. The Agreement provides for the reorganization of VOS with the Company, with the Company adopting the name VOS Systems, Inc. In connection with the Agreement, the Company would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of the Company's common stock. At the closing of the Agreement, current shareholder of VOS would own approximately 85% of the outstanding common stock of the Company, resulting in a change in control. The Agreement had not closed as of September 30, 2004.


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



                                   1st NET TECHNOLOGIES, INC.



Dated: November 3, 2004            By: /s/ James H. Watson, Jr.
                                      -----------------------------------------
                                      James H. Watson, Jr.
                                      Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant