Form 10KSB
period 2004-12-31
1ST NET TECHNOLOGIES INC
filed 2005-04-15
CIK 1062273

U.S. Securities and Exchange Commission
                             Washington, D.C. 20594

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: DECEMBER 31, 2004

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________


                         Commission file number 0-27145
                                                -------


                           1st Net Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                  33-0756798
     -------------------------------                  -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


          1869 W. Littleton Boulevard                             80120
     ----------------------------------------                  ----------
     (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number: (303) 738-8994
                                    --------------

     Securities registered under Section 12(b) of the Exchange Act:  None.
                                                                     -----

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

The aggregate market value of the voting stock held by non-affiliates on March 31, 2005, calculated by taking the last sales price of the Company's common stock ($.15 as quoted on March 31, 2005) was $851,528.55. The number of shares outstanding of the issuer's common equity as of March 31, 2005 was 6,395,357.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.    6,395,357 common shares issued and
                                              outstanding as of March 31, 2005

Transitional Small Business Disclosure Format (check one):    Yes       No X  .
                                                                 ---      ---

                                TABLE OF CONTENTS


PART I

  ITEM 1.  Description of Business .....................................    4
  ITEM 2.  Description of Property .....................................    6
  ITEM 3.  Legal Proceedings ...........................................    7
  ITEM 4.  Submission of Matters to a Vote of Security Holders .........    7


PART II

  ITEM 5.  Market for Common Equity and Related Stockholder Matters ....    7
  ITEM 6.  Management's Discussion and Analysis or Plan of Operation ...    8
  ITEM 7.  Financial Statements ........................................   11
  ITEM 8.  Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure .........................   12
  ITEM 8A.  Controls and Procedures ....................................   12
  ITEM 8B.  Other Information ..........................................   12


PART III

  ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act ...........   12
  ITEM 10. Executive Compensation ......................................   14
  ITEM 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ..................   14
  ITEM 12. Certain Relationships and Related Transactions ..............   15
  ITEM 13. Exhibits and Reports on Form 8-K ............................   15
  ITEM 14. Principal Accountant Fees and Services ......................   16

SIGNATURES .............................................................   17

Additional information

Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits.")

Reference in this document to "us", "we", "our", "the Company", or "the Registrant" refer to 1st Net Technologies, Inc.

Special Note Regarding Forward Looking Statements

Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations and related expenditures, potential contractual arrangements, anticipated revenues and related expenditures. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


PART I

ITEM 1.  Description of Business

1st Net Technologies, Inc. ("we", "us", "our", the "Company" or "1st Net") had, prior to August 2001, primarily been in the Internet commerce and services business since its inception in 1997. In August 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company's headquarters to Colorado, its original state of incorporation. With the closing of its California operations, the Company currently maintains no business operations, other than to manage its remaining assets and liabilities. Since August 2001, the Company has been a shell company in search of a merger candidate. Recent operations have consisted of debt restructuring.

As of December 31, 2004, the Company continues to have discussions with its unsecured creditors to determine their willingness to negotiate their claims against the Company. The Company has a limited amount of capital from which to pay its remaining obligations. If the Company is unable to negotiate favorable and final terms with its remaining creditors, the Company may have to seek protection from its creditors through a Chapter 11 or Chapter 7 filing, at some point in the future. To date, no definitive decision has been made with regard to this course of action.

On August 30, 2004, we entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., ("VOS") a San Diego, California based company that specializes in voice activated electronic controls. The Agreement provides for the reorganization of VOS with 1st Net, with 1st Net adopting the name VOS Systems, Inc. In connection with the Agreement, we would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of our common stock. At the closing of the Agreement, the current shareholder of VOS would own approximately 85% of the outstanding common stock of 1st Net, resulting in a change in control. The Agreement had not closed as of the date of this report.

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

At December 31, 2004, SSP and 1st Net Technologies continue to hold common stock in the following former clients:

                                                                # of shares
     Name of Company                  Status    Owner      owned at 12/31/04
     -----------------------------    -------   --------   -----------------
     a) SureCare, Inc.                Account   SSP         60,000 common
     b) Zootech, Inc.                 Account   SSP          5,000 common
     c) Lyon Capital Venture Corp.    Account   1st Net         33 common
     d) Phelps Engineer               Account   1st Net     21,000 common
     e) Uniprime Capital              Account   1st Net         20 common
     f) Zootech, Inc.                 Account   1st Net     17,000 common
     g) NOWAUTO, Inc.                 Account   1st Net          2 common


All the above securities trade on either the NASD's Bulletin Board system or the "Pink Sheets."

SALE OF INTERNET PORTALS

In December 1999, we made a strategic decision to divest ourselves of the types of clients serviced by our subsidiary SSP Management and, where applicable, sell our information-based assets to companies whose long-term objective is to participate in the investor information business.

On February 23, 2000, SSP sold certain related assets to MarketByte, LLC. ("MarketByte") in exchange for a note receivable totaling $200,000 and 10 percent of any future non-cash consideration received by Marketbyte in connection with the assets, through June 2, 2002. Under this Asset Purchase Agreement, in the event that the consideration received from Marketbyte through June 2, 2002 did not equal or exceed $750,000, Marketbyte would be required to pay the Company the difference between $750,000 and the consideration previously paid to the Company in connection with the original Asset Purchase Agreement. Subsequently, there have been two amendments to this Agreement. They are:

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

At December 31, 2004, MarketByte owed the Company $289,109 in other non-cash consideration. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

In August 2000, our two remaining newsletter publications and their respective databases were sold to a different unaffiliated party, Millennium Financial Publishing, LLC. ("MFP") for an aggregate of $115,000 in cash and promissory notes for the remainder of the $1.5 million aggregate purchase price. Subsequent to the close of those agreements, MFP made payments to the Company totaling $50,000 before becoming in default on those Agreements. During the second quarter of 2001, the Company filed suit against MFP in District Court, Arapahoe County, Colorado for breach of contract and failure to pay under the promissory notes executed by the companies. On or about February 28, 2002, the Company decided to settle its suit with MFP in consideration of them paying us $2,500 in cash and $5,000 in marketable securities, as well as returning to the Company the non-exclusive rights to the databases and the exclusive rights to the other properties sold. MFP has not chosen not to honor the stipulations of this settlement as of December 31, 2004.

EMPLOYEES

As of December 31, 2004, the Company had no employees other than our President/CEO Mr. Watson. Mr. Watson currently receives no compensation for his services, other than reimbursements for expenses incurred on behalf of the Company.

ITEM 2.  Description of Property

The Company maintains its executive offices at 1869 W. Littleton Blvd., Littleton, Colorado 80120. The Company paid $1,500 and $1,000 in rent for its office space during the years ended December 31, 2004 and 2003.

ITEM 3.  Legal Proceedings

As described toward the end of Item 1 above, we decided to settle our pending litigation against Millennium Financial Publishing, LLC ("MFP") in February 2002 for total consideration of $7,500 and the return of the non-exclusive rights to the databases and the exclusive rights to the other properties originally sold. MFP has so far chosen not to honor the stipulations of this settlement and thus no compensation has been received by the Company as a result of this action. The Company has chosen, at this time, not to expend the resources necessary to pursue this action, although we may pursue this suit in the future.

The Company was a party to the following lawsuit during the years ended December 31, 2004 and 2003:

     In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stemmed from the dismissal of the Company pursuant to a 2002 lawsuit, whereby the Company was seeking to recoup the fees and expenses it had to expend to defend itself in that suit. During January 2004, the parties settled the action and the Company received net proceeds of $1,093, after deducting costs incurred to obtain the settlement.

ITEM 4.   Submission of Matters to a Vote of Security Holders

We have not held any meetings where a vote on any matters by the shareholders occurred during the reporting period. The Company is preparing for a shareholders meeting upon clearing comment on the associated materials required for distribution to the shareholders.

PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters

Our common stock trades on the NASD's Bulletin Board system under the symbol "FNTT.OB". Although an active trading market for our Common Stock has at times existed in the past, currently our shares are only sporadically traded. Consequently, no meaningful market information is currently available.

To date, we have paid no dividends and do not anticipate paying dividends until we receive revenues in an amount which management determines to be sufficient.

The number of shareholders of record of the Company's $.001 par value Common Stock at December 31, 2004, was approximately 203.

We did not issue or sell any shares of stock during the year ended December 31, 2004.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND DECEMBER 31, 2003

During the year ended December 31, 2004, the Company recognized net income totaling $38,284 as compared to net income of $342,671 during the year ended December 31, 2003. The net income recognized in 2004 was related to the following changes in revenues and expenses:

Operating expenses
------------------

Operating expenses totaling $25,332 in 2004 increased $9,493 or 60 percent from $15,839 in 2003. The increase in operating expenses is due to the professional and administrative costs related to the VOS Agreement and Plan of Reorganization.

Other Income and Expense
------------------------

December 31, 2004
-----------------
During the year ended December 31, 2004, other income included gains from sale of marketable securities totaling $12,431 and proceeds from a lawsuit settled for $1,093 in January 2004 (see Item 3, Legal Proceedings). The $28,546 installment sale was related to collections of "other consideration" on the MarketByte receivable, which is recorded as a gain when the consideration is received. The gain on debt restructure resulted from the settlement of two account payables.

The Company incurred a $1,701 loss on impairment of its idle assets during 2004. The assets were subsequently sold for $299.

December 31, 2003
-----------------
During the year ended December 31, 2003, other income includes an installment sale of $45,380, a $55,681 gain on the settlement of payables, the write-down of $98,791 in accruals, and a gain resulting form the change in an accounting estimate totaling $158,668. There were no amounts recognized for these types of gains during the year ended December 31, 2002. The $45,380 installment sale is related to collections of "other consideration" on the MarketByte receivable, which is recorded as a gain when consideration is received.

The Company's management recorded a corporate restructuring liability at December 31, 2000 in the amount of $350,000. Management estimated the liability based on costs associated with employee reductions, relocation of the corporate headquarters and other expenses related to its plan to restructure and cease operations. The Company recognized liabilities totaling $191,332 during the years ended December 31, 2003, 2002 and 2001, which reduced the restructuring liability to $158,668. At December 31, 2003, management determined that it had over-estimated the original restructuring liability and revised its estimate, which reduced the liability to zero.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been funded through sale of equity securities received from services, advances and loans from related parties, sale of SSP's operations, and proceeds from equity offerings. At December 31, 2004, the Company had cash and a net working capital deficit of $12,800 and $145,180, respectively. Our future source of capital will come from the remaining receivable from prior sales of SSP's operations and disposal of equity securities held by the Company.

As of December 31, 2004, we had total assets of $13,178, all of which were current assets (cash and marketable securities). We had total liabilities (all current) of $158,358 as of December 31, 2004. We had an accumulated deficit of $6,265,628 and a shareholders' deficit of $145,180 at December 31, 2004.

As of December 31, 2003, we had total assets of $21,782, including current assets of $19,282, investments of $500 and $2,000 in idle equipment. We had total liabilities (all current) of $205,419 as of December 31, 2003. We had an accumulated deficit of $6,303,912 and a shareholders' deficit of $183,637 at December 31, 2003.

Net cash used in operations was $31,229 in 2004 consisting largely of the $38,284 of net income offset by the gain on sale of assets of $28,546, the gain on debt restructure of $23,247, realized gain on sale of marketable securities, and the increase in payables and accruals of $7,490. Cash provided by investing activities was $51,276 in 2004 related to $38,546 in proceeds from SSP's MarketByte receivable, $12,431 from the sale of marketable securities, and $299 from the sale of idle assets. Cash used in financing activities was $16,324 in 2004 all related to the repayment of a related party promissory note.

Net cash used in operations was $50,674 in 2003 consisting the $342,671 of net income offset by the gain on sale of assets of $45,380, the gain on write-down of liabilities of $98,791, the gain on change in accounting estimate of 4158,668 and the increase in payables and accruals of $34,825. Cash provided by investing activities was $80,380 in 2003 all related to proceeds from SSP's MarketByte receivable. Cash used in financing activities was $20,754 in 2003 all related to the repayment of promissory notes.

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

Our main source of capital is our Asset Purchase and Loan Agreement with MarketByte, LLC. Entered into during the first quarter of 2000, SSP concluded a sale of its newsletter OTCjournal.com for a $200,000 note receivable and 10 percent of the gross non-cash compensation the buyer realizes from the operation of OTCjournal.com. To date, there is $289,109 remaining to be paid to SSP from that contract. There can be no assurance that MarketByte can and will continue to honor its financial commitment under this Agreement.

Result of the Transaction with VOS Systems, Inc. if approved
Upon completion of the reorganization agreement by and between 1st Net Technologies, Inc. and VOS Systems, Inc., the strategic direction and business plans of VOS Systems, Inc. will be adopted. Such strategies and plans are expected to include new product development, the enhancement of existing technologies, and the definition of specific applications for such products and technologies, and the expansion of business-to-business (wholesale) applications.

Management is not aware of any required state or federal regulatory requirements that must be complied with or approvals obtained to complete this reorganization with VOS Systems, Inc.

Management has not obtained any appraisals or expert opinions related to this reorganization with VOS systems, Inc. Factors management has considered when evaluating the terms of the reorganization with VOS Systems, Inc. include but are not limited to: The lack of business activities, market activity, business prospects and the potential liabilities of 1st Net Technologies, Inc. Additionally, VOS Systems, Inc. has a qualified and active management team, intellectual property and potential for growth.

1st Net Technologies, Inc., VOS Systems, Inc. and their affiliates have had no prior contractual arrangements, relationships or engaged in other negotiations for the periods represented by the accompanying financial statements.

Terms of the Share Exchange
---------------------------
The Share Exchange in connection with the Agreement and Plan of Reorganization consists exclusively of newly issued shares of Common Stock, $.001 par value per share, of 1st Net Technologies, Inc. and shall be a maximum of 36,050,000 shares issued and exchanged on the basis of three (3) shares of 1st Net Technologies, Inc. common shares for each common share of VOS Systems, Inc. with fractional shares being rounded up to the next whole share.

These newly issued shares of 1st Net Technologies, Inc. will be allocated among the Stockholders of VOS Systems, Inc. in the proportion of their share ownership of the outstanding shares of VOS Systems, Inc. Common Stock. Upon completion of the share exchange with the current shareholders of VOS Systems, Inc. they would own approximately 85% of the outstanding common stock of 1st Net Technologies, Inc., resulting in a change in control. 1st Net Technologies, Inc. would own 100% of the outstanding common stock of VOS Systems, Inc. and hold VOS Systems, Inc., a California Corporation as a wholly owned subsidiary.

Change in Control of 1st Net Technologies
-----------------------------------------
As of December 31, 2004, 1st net technologies had 6,395,357 shares of common stock outstanding. These shares are held by approximately 203 shareholders of record with the Company's transfer agent.

Currently, our CEO James H. Watson is the only beneficial holder of our outstanding stock through his control of 11.23% of 1st Net's outstanding common stock. The remaining 88% of the outstanding common stock is held in small concentrations by many stockholders.

If the reorganization with VOS Systems, Inc. is approved, up to 36,050,000 additional common shares will be issued to the 74 individual shareholders of VOS. Upon this issuance the current shareholders of VOS Systems, Inc. would own approximately 85% of the outstanding common stock of 1st Net Technologies, Inc.

The officers and directors of VOS Systems as a group would control over 33% of that outstanding and a single beneficial owner would control an additional 15% of the outstanding stock. This changes the current ownership by concentrating control of nearly half of the outstanding common stock of the company with six individuals.

Current 1st Net Shareholders would hold a minority position and due to the wide distribution of shares among those shareholders would likely not have substantial ability to choose future management of 1st Net Technologies, Inc. with their current holdings.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and absent the gains on the MarketByte agreement, the settlement of liabilities and the write-off of the liabilities reserve; we would have suffered a net losses in 2004 and 2003. Also, because we expect our operating losses to continue into the future, we may never be profitable. We had an accumulated deficit of $6,265,628 at December 31, 2004. We incurred net income of $38,284 and $342,671 for the years ended December 31, 2004 and 2003, respectively, due to the previously described non-operating gains. While we are unable to predict accurately our future operating expenses, we currently expect our operating expenses to remain low, as we attempt to close the Agreement and Plan of Reorganization with VOS. If we fail to close the VOS transaction or are unable to find a suitable business to acquire or combine with, we will not succeed. In addition, there is the potential that after a reorganization, profitable business operations could fail to develop with new management and any new business strategies.

We are also dependent upon the willingness of our sole officer to continue providing services without compensation as well as the liquidity and advances from the officer to maintain the Company in stasis with no firm commitments to continue.

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

ITEM 8A.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  Other Information

         No required disclosures.


PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

     Name                   Age    Positions and Offices Held
     ----                   ---    --------------------------

     James H. Watson, Jr.    42    President, Chairman, Chief Executive
                                   Officer, Chief Financial Officer and
                                   Director

     Daniel Nye              44    Director

There is no family relationship between any Director or Executive Officer of the Company.

The Company presently has no committees, which is why we do not have an Audit Committee Financial Expert.

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

James H. Watson, Jr., 41, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson devotes between 30%-50% of his time to our business. Currently Mr. Watson is a founding member of The 4 Horsemen, LLC a private equity capital firm that consults with and invests in development stage companies. From 1996 - 2004, Mr. Watson was the Founder and General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specialized in the unique needs of development stage companies. From 1995 to 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Mr. Watson has served on various Boards in recent years including Probook, Inc., Nicklebys.com, Inc., Children's Technology Group, Inc., and Mariah Communications. At present, Mr. Watson does not sit on any other Boards. Mr. Watson graduated from the University of Tennessee / Chattanooga in 1985 with a Bachelors degree in Political Science/Public Administration.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company's policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only have one employee, our president/CEO, who is employed on a part-time basis. Our president/CEO is held to the highest degree of ethical standards. Once we locate a suitable merger candidate, we will adopt a written code of ethics for all of our directors, executive officers and employees.

ITEM 10.  Executive Compensation

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

     Name and                       Salary                       Other
     Principal Position      Year   Compensation   Bonus      Compensation
     ------------------      ----   ------------   -----      ------------

     James H. Watson, Jr.    2004       $ -          $ -         $ -
     President, CEO          2003       $ -          $ -         $ -


Notes:

As of December 31, 2004, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements, which provide compensation on the event of termination of employment or change in control of the Company.

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

LONG-TERM INCENTIVE PLAN

None.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares outstanding) of 1st Net on December 31, 2004 (at which date there were 6,395,357 shares issued and outstanding), by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and by each person known by us to be a director or nominee or executive officer owning a beneficial interest in our equity securities.

    Name and Address of           Amount of      Percent of
    Beneficial Owner(a)         Class (Shares)      Class      Title of Class
    ----------------------      --------------   ---------     --------------

    Entrepreneur Investments,
    LLC (a)(b)                      118,500        1.85%       Common Stock

    JW Holdings Corp. (a)(b)        600,000        9.38%       Common Stock

    All Officers and Directors
    as a Group (One Person)         718,500       11.23%       Common Stock

-----------------------
(a) All entities or persons listed have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

(b) James H. Watson is the managing member of Entrepreneur Investments, LLC., and also the President and sole shareholder of JW Holdings Corp.

CHANGES IN CONTROL

On August 30, 2004, we entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., ("VOS"). The Agreement provides for the reorganization of VOS with 1st Net, with 1st Net adopting the name VOS Systems, Inc. In connection with the Agreement, we would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of our common stock. At the closing of the Agreement, the current shareholder of VOS would own approximately 85% of the outstanding common stock of 1st Net, resulting in a change in control. The Agreement had not closed as of the date of this report.

ITEM 12.  Certain Relationships and Related Transactions

In prior years, the Company has borrowed funds from JW Holdings Corporation ("JW Holdings"), an affiliate under common control, for working capital. At December 31, 2002, the Company was indebted to JW Holdings in the amount of $45,078. The Company borrowed $-0- and $27,882 from JW Holdings and made payments of $16,342 and $48,636 during the years ended December 31, 2004 and 2003, respectively. Borrowings from JW Holdings are non-interest bearing unless so stated at the time funds are advanced. The Company owed JW Holdings $8,000 at December 31, 2004.

ITEM 13.  Exhibits and Reports on Form 8-K

     Exhibits:

Exhibit 2 Agreement and Plan of Reorganization, 1st Net Technologies, Inc. (a Colorado corporation) and VOS Systems, Inc. (a California corporation), entered into August 30, 2004 and filed with the SEC on September 2, 2004.

               02-24-2005 - Annual meeting postponed and 8-K press release text

     1st Net Technologies, Inc. includes herewith:


     31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Item 8.01 - Other Events

         1st Net Announces Postponement of Upcoming Shareholder's Meeting February 22, 2005

         DENVER, Feb 22 /PRNewswire-FirstCall/ - 1st Net Technologies, Inc. (OTC Bulletin Board: FNTT) announced today that it has postponed the shareholder meeting that was scheduled to take place on February 24, 2005.


     Reports on Form 8-K:

         September 2, 2004
         Item 8.01 - Other Events

          Acquisition of VOS Systems, Inc. (a California corporation)

          On August 30, 2004, 1st Net Technologies, Inc. (the "Company") entered into an Agreement and Plan of Reorganization (the "Agreement") with VOS Systems, Inc., a California corporation ("VOSS"), and the shareholders of VOSS Systems, Inc.

Item 9.01 - Financial Statements and Exhibits

ITEM 14.  Principal Accountant Fees and Services

1.   Audit and Audit-Related Fees

During the year ended December 31, 2004, the Company's principal accountant billed $5,800 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended December 31, 2003, the Company's principal accountant billed $6,700 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.   Tax Fees

During the year ended December 31, 2004, the Company's principal accountant billed $1,500 in fees that were directly associated with the preparation of tax filings.

During the year ended December 31, 2003, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of tax filings.

3.   All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2004 and 2003.

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

                               1st Net Technologies, Inc.
                               --------------------------



Dated:  April 12, 2005        By:  /s/ James H. Watson, Jr.
                                   ---------------------------------------------
                                   James H. Watson, Jr., Chief Executive Officer
                                   Officer and Chief Financial Officer of
                                   the Registrant



Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.


Dated:  April 12, 2005        By:  /s/ James H. Watson, Jr.
                                   ---------------------------------------------
                                   James H. Watson, Jr., Chief Executive Officer
                                   Officer and Chief Financial Officer of
                                   the Registrant

                           1ST NET TECHNOLOGIES, INC.
                   Index to Consolidated Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm ..............   F-2

Consolidated Balance Sheet at December 31, 2004 ......................   F-3

Consolidated Statements of Operations for the years ended
     December 31, 2004 and 2003 ......................................   F-4

Consolidated Statement of Changes in Shareholders' Deficit
     for the years ended December 31, 2004 and 2003 ..................   F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2004 and 2003 ......................................   F-6

Notes to Consolidated Financial Statements ...........................   F-7

To the Board of Directors and Shareholders:
1st Net Technologies, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and subsidiary, as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Net Technologies, Inc., as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and has a net capital deficit at December 31, 2004. These and other factors discussed in Note 2 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in
Note 2. The Company's ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
March 30, 2005

                           1ST NET TECHNOLOGIES, INC.
                           Consolidated Balance Sheet


                               December 31, 2004

 Assets
Current assets:
    Cash ........................................................   $    12,800
    Marketable securities (Note 5) ..............................           378
                                                                    -----------

                                                                    $    13,178
                                                                    ===========

                     Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ....................   $    61,319
    Indebtedness to related parties (Note 3) ....................         8,000
    Capital lease obligations (Note 1) ..........................        49,039
    Accrued payroll taxes .......................................        40,000
                                                                    -----------
                   Total current liabilities ....................       158,358
                                                                    -----------

Shareholders' deficit (Note 8):
    Preferred stock, $.001 par value; 10,000,000 shares authorized,
       -0- shares issued and outstanding ........................          --
    Common stock, $.001 par value; 40,000,000 shares authorized,
       6,395,357 shares issued and outstanding ..................         6,395
    Additional paid-in capital ..................................     6,192,941
    Retained deficit ............................................    (6,265,628)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities .........       (78,888)
                                                                    -----------

                  Total shareholders' deficit ...................      (145,180)
                                                                    -----------

                                                                    $    13,178
                                                                    ===========

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                              For the Years Ended
                                                                   December 31,
                                                           --------------------------
                                                              2004            2003
                                                           -----------    -----------
Costs and expenses:
    General and administrative expenses ................   $    25,332    $    15,839
                                                           -----------    -----------

                    Loss from operations ...............       (25,332)       (15,839)

Other income (expense):
    Realized gain/(loss) on sale of investments (Note 5)        12,431           --
    Interest expense ...................................          --              (10)
    Installment sale (Note 4) ..........................        28,546         45,380
    Gain on debt restructure (Note 1) ..................        23,247         55,681
    Impairment of idle assets (Note 6) .................        (1,701)          --
    Other income (Notes 1 and 7) .......................         1,093        257,459
                                                           -----------    -----------

                    Income before income taxes .........        38,284        342,671

Provision for income taxes (Note 9) ....................          --             --
                                                           -----------    -----------

                    Net income .........................   $    38,284    $   342,671
                                                           ===========    ===========

Basic and diluted income per share .....................   $      0.01    $      0.05
                                                           ===========    ===========

Weighted average common shares outstanding .............     6,395,357      6,395,357
                                                           ===========    ===========


           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
           Consolidated Statement of Changes in Shareholders' Deficit

                         *** SPLIT TABLE - SEE BELOW ***



                                         Preferred Stock        Common Stock
                                        ------------------  ----------------------
                                         Shares  Par Value    Shares     Par Value
                                        -------   -------   -----------   --------
Balance at January 1, 2003 ..........      --     $  --     $ 6,395,357   $  6,395

Capital contribution (Note 1) .......      --        --            --         --
Comprehensive loss:
    Unrealized loss on investments
       held for sale ................      --        --            --         --
    Net income ......................      --        --            --         --

            Total comprehensive loss
                                        -------   -------   -----------   --------

Balance at December 31, 2003 ........      --        --       6,395,357      6,395

Comprehensive loss:
    Unrealized loss on investments
       held for sale ................      --        --            --         --
    Net income ......................      --        --            --         --

            Total comprehensive loss
                                        -------   -------   -----------   --------

Balance at December 31, 2004 ........      --     $  --       6,395,357   $  6,395
                                        =======   =======   ===========   ========

                           1ST NET TECHNOLOGIES, INC.
           Consolidated Statement of Changes in Shareholders' Deficit
                                   (CONTINUED)

                         *** SPLIT TABLE - SEE ABOVE ***

                                                                        Other
                                                                    Comprehensive
                                                                        Income
                                                                      -----------
                                         Additional                   Unrealized
                                          Paid-in       Retained       Holding
                                           Capital       Deficit         Loss           Total
                                         -----------   -----------    -----------    -----------
Balance at January 1, 2003 ..........    $ 6,093,485   $(6,646,583)   $   (56,675)   $  (603,378)

Capital contribution (Note 1) .......         99,456          --             --           99,456
Comprehensive loss:
    Unrealized loss on investments
       held for sale ................           --            --          (22,386)       (22,386)
    Net income ......................           --         342,671           --          342,671

            Total comprehensive loss                                                     320,285
                                         -----------   -----------    -----------    -----------

Balance at December 31, 2003 ........      6,192,941    (6,303,912)       (79,061)      (183,637)

Comprehensive loss:
    Unrealized loss on investments
       held for sale ................           --            --              173            173
    Net income ......................           --          38,284           --           38,284
                                                                                     -----------
            Total comprehensive loss                                                      38,457
                                         -----------   -----------    -----------    -----------

Balance at December 31, 2004 ........    $ 6,192,941   $(6,265,628)   $   (78,888)   $  (145,180)
                                         ===========   ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows

                                                                          For the Years Ended
                                                                              December 31,
                                                                         ----------------------
                                                                            2004        2003
                                                                         ---------    ---------
Cash flows from operating activities:
    Net income (loss) ................................................   $  38,284    $ 342,671
    Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
          Gain on sale of assets .....................................     (28,546)     (45,380)
          Asset impairment ...........................................       1,701         --
          Realized gain on sale of investments .......................     (12,431)        --
          Gain on debt restructure (Note 1) ..........................     (23,247)     (55,681)
          Gain on write-off of liabilities (Note 1)  .................        --        (98,791)
          Gain on change in accounting estimate (Note 1)  ............        --       (158,668)
          Changes in current assets and liabilities:
             Other assets ............................................         500         --
             Accounts payable and accrued liabilities ................      (7,490)     (34,825)
                                                                         ---------    ---------
                      Net cash used in
                         operating activities ........................     (31,229)     (50,674)
                                                                         ---------    ---------

Cash flows from investing activities:
    Proceeds from receipt of note receivable\ ........................      38,546       80,380
    Proceeds from sale of equipment ..................................         299         --
    Proceeds from sale of marketable securities, net .................      12,431         --
                                                                         ---------    ---------
                      Net cash provided by
                         investing activities ........................      51,276       80,380
                                                                         ---------    ---------

Cash flows from financing activities:
    Repayment of notes payable .......................................        --           --
    Proceeds from related party loans (Note 3) .......................        --         27,882
    Repayment of related party loans (Note 3) ........................     (16,324)     (48,636)
                                                                         ---------    ---------
                      Net cash used in
                         financing activities ........................     (16,324)     (20,754)
                                                                         ---------    ---------

                         Net change in cash ..........................       3,723        8,952

Cash, beginning of period ............................................       9,077          125
                                                                         ---------    ---------

Cash, end of period ..................................................   $  12,800    $   9,077
                                                                         =========    =========

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest ......................................................   $    --      $    --
                                                                         =========    =========
       Income taxes ..................................................   $    --      $    --
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

Debt restructurings and write-offs

During the years ended December 31, 2004 and 2003, the Company settled certain accounts payable balances for less than the carrying value. The resulting gains of $23,247 and $55,681, respectively, are included in the accompanying consolidated financial statements as "Gain on debt restructure".

The Company defaulted on certain equipment lease obligations during 2001. One lease was assumed from an affiliate that was the lessee. The affiliate subsequently dissolved its corporate existence. As a result, the Company wrote-off the $99,456 lease obligation and recorded a capital contribution during the year ended December 31, 2003. The Company remains liable for the remaining lease obligations which totaled $49,039 at December 31, 2004.

The Company relocated in August 2001 and defaulted on its office lease. Due to a change in ownership of the building where the office lease was located and the lack of contact with the landlord since 2001, management believes the probability of collection actions on the office lease is remote. Therefore, the Company wrote-off the $45,000 lease obligation during the year ended December 31, 2003.

During the year ended December 31, 2004, the Company adjusted its payroll tax accruals based on negotiations with the Internal Revenue Service. The Company reversed $53,791 of payroll tax accruals as a result of the adjustment.

Change in accounting estimate

The Company's management recorded a corporate restructuring liability at December 31, 2000 in the amount of $350,000. Management estimated the liability based on costs associated with employee reductions, relocation of the corporate headquarters and other expenses related to its plan to restructure and cease operations. The Company recognized liabilities totaling $191,332 during the years ended December 31, 2003, 2002 and 2001, which reduced the restructuring liability to $158,668. At December 31, 2003, management determined that it had over-estimated the original restructuring liability and revised its estimate, and reversed the remaining liability of $158,668.

Agreement and Plan of Reorganization

On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., ("VOS") a San Diego, California based company that specializes in voice activated electronic controls. The Agreement provides for the reorganization of VOS with the Company, with the Company adopting the name VOS Systems, Inc. In connection with the Agreement, the Company would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of the Company's common stock. At the closing of the Agreement, the current shareholder of VOS would own approximately 85% of the outstanding common stock of the Company, resulting in a change in control. The Agreement had not closed as of the date of this report.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


2.   Significant accounting policies

Going concern

The Company's financial statements have been prepared under the assumption it will continue as a going concern. Realization of the Company's assets in the accompanying financial statements is dependent upon the continued operation of the Company. The Company plans to remain a going concern through its Agreement and Plan of Reorganization with VOS. If the Company fails to close the agreement, it must raise additional funds by incurring new debt, raising new equity or liquidating investment securities in order to continue its limited operations. There is no assurance the Company will be successful in closing the VOS agreement or in acquiring the working capital necessary to continue as a going concern. The Company is operating through the forbearance of its creditors.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

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

Impairment and disposal of long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. An impairment was recorded on the Company's idle equipment during the year ended December 31, 2004 (see Note 6).

Fair value of financial instruments

The Company estimates that the carrying values of its monetary assets and liabilities approximate their fair values as of December 31, 2004 due to the short-term maturity of those instruments.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments held for sale, shall be reported net of their related tax effect, to arrive at comprehensive income.

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

Potentially dilutive securities include options and warrants that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled -0- and 625,000 at December 31, 2004 and 2003, respectively.

Stock-based compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company's stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method. The Company did not grant any stock-based awards during the years ended December 31, 2004 and 2003.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements

Reclassifications

Certain 2003 balances have been reclassified to conform with the 2004 presentation. These reclassifications have no effect on net income.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

3.   Related party transactions

In prior years, the Company has borrowed funds from an affiliate for working capital. At December 31, 2002, the Company was indebted to the affiliate in the amount of $45,078. The Company borrowed $-0- and $27,882 from the affiliate and made payments of $16,342 and $48,636 during the years ended December 31, 2004 and 2003, respectively. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. The Company owed the affiliate $8,000 at December 31, 2004.

4.   Installment sale of Internet newsletter

On February 23, 2000, SSP sold an Internet newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. ("Marketbyte") for a $200,000 promissory note and $400,000 in other future consideration. Other future consideration consisted of 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. Marketbyte has repaid $200,000 the promissory note and has paid $110,891 in other consideration through December 31, 2004. Due to the uncertainty related to the collection of the "other consideration", no receivable has been recorded and any collections are recorded as income when received.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


5.   Marketable securities

Marketable securities are stated at their fair value and consisted of the following at December 31, 2004:

                                         Unrealized  Unrealized    Fair
               2004            Cost         Gain        Loss       Value
    --------------------------------------------------------------------
    Equity Securities        $ 205        $ 173      $  --         $ 378



                                         Unrealized  Unrealized    Fair
               2003            Cost         Gain        Loss       Value
    --------------------------------------------------------------------
    Equity Securities        $ 22,591     $  --      $ (22,386)    $ 205

The Company received net proceeds from sale of equity securities held in the amount of $12,431 and $-0- and realized a gain in the amount of $12,431 and $-0-, during the years ended December 31, 2004 and 2003 respectively. The Company recorded net accumulated comprehensive gains/(losses) on available-for-sale securities totaling $173 and $(22,386) during the years ended December 31, 2004 and 2003, respectively.

6.   Sale of idle equipment

At December 31, 2003, the Company held idle computer equipment with a book value of $2,000. During April 2004, the Company sold the idle equipment for net proceeds of $299, after deducting costs to sell the equipment. The Company had previously recorded an asset impairment charge of $1,701 to reduce the book value of the idle equipment to its fair value as of March 31, 2004.

There was no depreciation expense recorded during the years ended December 31, 2004 and 2003.

7.   Lawsuit settlement

In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stemmed from the dismissal of the Company pursuant to a 2002 lawsuit, whereby the Company was seeking to recoup the fees and expenses it had to expend to defend itself in that suit. During January 2004, the parties settled the action and the Company received net proceeds of $1,093, after deducting costs incurred to obtain the settlement. The net proceeds are included in the accompanying condensed consolidated financial statements as "Other Income".

8.   Shareholders' deficit

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2003.

Common stock awards

The Company accounts for all stock awards under SFAS No. 123. However, as permitted by SFAS No. 123, the Company accounts for stock awards granted to employees and stock awards granted to nonemployees, in a different manner. Directors, acting in their capacity as directors, are considered employees.

                           1ST NET TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements


The Company has elected to account for stock awards granted to employees under the "intrinsic value method" whereby no compensation expense is recorded if the award's price equals or exceeds the fair value of the underlying stock. The Company accounts for stock awards granted to consultants and other providers under the "fair value method" whereby compensation expense is recorded for the excess of the fair value of the award over the market price of the underlying stock.

Under SFAS No. 123, when the intrinsic value method is elected, compensation expense is also measured under the fair value method, but reported on a "pro forma" basis. The Company granted no stock awards during the years ended December 31, 2004 and 2003.

Following is a schedule of changes in the Company's outstanding stock awards for the years ended December 31, 2004 and 2003:



                                                                    Weighted       Weighted Avg
                                                       Number          Avg           Remaining
               Stock Awards                 Number   Exercisable   Exercise Price        Life
------------------------------------------------------------------------------------------------
Outstanding at January 1, 2003............. 625,000     625,000        $2.60            1 year
Granted....................................       -           -           -                -
Exercised..................................       -           -           -                -
Expired....................................       -           -           -                -
Cancelled..................................       -           -           -                -
                                           ---------------------------------------------------------
Outstanding at December 31, 2003........... 625,000     625,000        $2.60           2 months
Granted....................................       -           -           -                -
Exercised..................................       -           -           -                -
Expired....................................(625,000)   (625,000)          -                -
Cancelled..................................       -           -           -                -
                                           ---------------------------------------------------------
Outstanding at December 31, 2004...........       -           -           -                -
                                           =========

9.   Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                          2004         2003
                                                        --------     --------
     Federal income tax rate..........................   15.00%       34.00%
     State income tax rate, net of Federal benefit....    3.94%        3.06%
     Net operating loss for which no tax benefit......
        is currently available........................  -18.94%      -37.06%
                                                        --------     --------
                                                          0.00%        0.00%
                                                        ========     ========


At December 31, 2004, deferred taxes consisted of a net tax asset of $2,093,504, due to operating loss carryforwards of $6,165,697, which was fully allowed for, in the valuation allowance of $2,093,504. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2004 and 2003 totaled $(7,339) and $(163,834). Net operating loss carryforwards will expire through 2021.

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