Form 10KSB/A
period 2003-12-31
1ST NET TECHNOLOGIES INC
filed 2005-04-27
CIK 1062273

U.S. Securities and Exchange Commission

Washington, D.C. 20594

FORM 10-KSB/A

Amendment #1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:
________________
to
_________________

Commission file number 0-27145

1st Net Technologies, Inc.

     ------------------------------------------------------
(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction of incorporation or organization)

33-0756798

(I.R.S. Employer Identification No.)

1869 W. Littleton Boulevard

(Address of principal executive offices)

80120

(Zip Code)

Registrant’s telephone number: (303) 738-8994

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

Yes X No ____

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2004, calculated by taking the last sales price of the Company’s common stock ($.17 as quoted on March 29, 2004) was $965,066. The number of shares outstanding of the issuer’s common equity as of March 29, 2004 was 6,395,357.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,395,357 common shares issued and outstanding as of March 31, 2004

Transitional Small Business Disclosure Format (check one): Yes
____
No X .

TABLE OF CONTENTS

PART I

ITEM 1.	Description of Business	4
ITEM 2.	Description of Property	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	Submission of Matters to a Vote of Security Holders	7

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	8
ITEM 6.	Management’s Discussion and Analysis or Plan of Operation	8
ITEM 7.	Financial Statements	11
ITEM 8.	Changes In and Disagreements With Accountants on
	Accounting and Financial Disclosure	11
ITEM 8A.	Controls and Procedures	11

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act	12
ITEM 10.	Executive Compensation	13
ITEM 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	14
ITEM 12.	Certain Relationships and Related Transactions	14
ITEM 13.	Exhibits and Reports on Form 8-K	15
ITEM 14.	Principal Accountant Fees and Services	15

SIGNATURES		16

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

1st Net Technologies, Inc. (the "Company" or “1st Net”) had, prior to August 2001, primarily been in the Internet commerce and services business since its inception in 1997. In August 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company’s headquarters to Colorado, its original state of incorporation. With the closing of its California operations, the Company currently maintains no business operations, other than to manage its remaining assets and liabilities. Since August 2001, the Company has been a shell company in search of a merger candidate. Recent operations have consisted of debt restructuring.

In October 2001, the Company retained the services of a Corporate Reorganization/Bankruptcy Specialist in order to determine a course of action that might best provide the Company with the opportunity to remain a going concern. As of December 31, 2003, the Company continues to have discussions with its unsecured creditors to determine their willingness to negotiate their claims against the Company. The Company has a limited amount of capital from which to pay its remaining obligations. If the Company is unable to negotiate favorable and final terms with its remaining creditors, the Company may have to seek protection from its creditors through a Chapter 11 or Chapter 7 filing, at some point in the future. To date, no definitive decision has been made with regard to this course of action.

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

All the above, except Children’s Technology Group (CTG), currently trades on either the NASD’s Bulletin Board system or the “Pink Sheets.”

CHILDREN’S TECHNOLOGY GROUP

In May 1999, we acquired a controlling interest in The Children's Technology Group, Inc. ("CTG") (formerly Tummybusters, Inc.), a Nevada corporation. The business model of CTG is to build a safe and enjoyable Internet community for children on-line. Prior to its acquisition by 1st Net, James H. Watson, Jr., our Chairman/President/CEO served as a member of the boards of directors of both CTG and 1st Net. Prior to December 31, 2000, the Company accounted for its investment in Children’s Technology Group, Inc. (“CTG”) in accordance with Accounting Principle Board (“APB”) Opinion No. 16. Under this method, the Company consolidated CTG’s financial statements with its own. During the year ended December 31, 2000, CTG issued additional shares of its common stock and preferred stock to the public resulting in a change in the Company’s ownership. Because of the change in ownership, the Company no longer has a controlling interest in CTG.

At January 1, 2001, the cost basis in the 4,172,614 shares of CTG common stock was $146,232. On June 28, 2001, the Company, CTG and a third party investor in CTG entered into a shares exchange and option agreement. Pursuant to the agreement, the Company returned 250,000 shares of CTG stock in exchange for $25,000 in July 2001. Upon receiving the $25,000 from CTG, the Company granted the third party investor an option to purchase 1,250,000 shares of CTG common stock owned by 1st Net at $.125 per share. At December 31, 2001, the Company held 3,922,614 shares of CTG common stock valued at $120,731. Additionally, the Company agreed to exchange 550,500 shares of its CTG’s common stock with 550,500 shares of 1st Net’s common stock owned by CTG. The share exchange was closed in January 2002.

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

The Company’s investment in CTG dropped to 13 percent at December 31, 2002. Due to the reduction in the percentage of ownership, the Company’s investment in CTG was been reclassified as marketable securities that are available-for-sale.

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

In December 2001, the Company again agreed to amend the MarketByte Agreement. This amendment states that “By mutual agreement Buyer and Seller do hereby agree to extend the payment period of such non-cash consideration as follows: a) MarketByte shall continue to pay 10 percent of any/all non-cash consideration (i.e. securities) it receives during its normal course of business until such time as the full amount owed has been received by Seller, with no specified time limit,” and, “the parties also agree that as of the executed date of this Supplement the total amount of non-cash consideration due to the Seller is $370,886.25, which is figured by subtracting the amounts already paid by Buyer to date…minus the original amount owed of $400,000.”

At December 31, 2003, MarketByte owed the Company $10,000 in cash and $317,655 in other non-cash consideration. Due to the uncertainty related to the collection of the “other consideration”, no receivable has been recorded and any collections are recorded as income when received.

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

2) In October, 2002, the Company entered into a representation agreement with the Law Office of Roy R. Withers, of San Diego, California, to represent the Company in a civil action against Mitchell & Shea, attorneys at law, for misuse of name and related damages. This action stems from the dismissal of the Company pursuant to a 2002 lawsuit, whereby the Company is seeking to recoup the fees and expenses it had to expend to defend itself in that suit. The Company is also asking the Court for punitive damages related to this case. The case is still pending as of March 31, 2004.

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. Market for Common Equity, Related Shareholder Matters and Small business Issuer Purchases of Equity Securities

Our common stock trades on the NASD’s Bulletin Board system under the symbol “FNTT.” Although an active trading market for our Common Stock has at times existed in the past, currently our shares are only sporadically traded. Consequently, no meaningful market information is currently available.

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

OVERVIEW

Prior to August 2001, the Company had primarily been in the Internet commerce and services business since its inception in 1997. During 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company’s headquarters to Colorado, its state of incorporation. With the closing of its California operations, the Company maintains no current business operations, other than to manage its remaining assets and liabilities. The Company maintains one subsidiary corporation; SSP Management Corp. Our historical financial information contained in this Form 10-KSB is that of 1st Net Technologies, Inc. and SSP on a consolidated basis.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

During the year ended December 31, 2003, the Company recognized net income totaling $342,671 as compared to net income of $32,123 during the year ended December 31, 2002. The net income recognized in 2003 was related to the following changes in revenues and expenses:

Operating expenses

Operating expenses totaling $15,839 in 2003 decreased $69,200 or 81.4 percent from $85,039 in 2002. The decrease in operating expenses is due to the cut-back of corporate activities and a related reduction in professional fees from $68,063 in 2002 to $13,274 in 2003.

Other Income and Expense

December 31, 2003

During the year ended December 31, 2003, other income includes a gain on the sale of assets of $45,380, a $55,681 gain on the settlement of payables, the write-down of $98,791 in accruals, and a gain resulting from the change in an accounting estimate totaling $158,668. There were no amounts recognized for these types of gains during the year ended December 31, 2002. The $45,380 gain on sale of assets is related to collections of “other consideration” on the MarketByte receivable, which is recorded as a gain when consideration is received.

The Company’s management recorded a corporate restructuring liability at December 31, 2000 in the amount of $350,000. Management estimated the liability based on costs associated with employee reductions, relocation of the corporate headquarters and other expenses related to its plan to restructure and cease operations. The Company recognized liabilities totaling $191,332 during the years ended December 31, 2003, 2002 and 2001, which reduced the restructuring liability to $158,668. At December 31, 2003, management determined that it had over-estimated the original restructuring liability and revised its estimate, which reduced the liability to zero.

December 31, 2002

During the year ended December 31, 2002, other income included gains from sale of marketable securities and investments totaling $117,562. The gains from sale of marketable securities were largely due to the sale of 1,250,000 shares of CTG stock for $156,250 in February 2002. The Company incurred a $4,000 loss on impairment of its idle assets during 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been funded through sale of equity securities received from services, advances and loans from related parties, sale of SSP’s operations, and proceeds from equity offerings. At December 31, 2002, the Company had cash and a net working capital deficit of $9,077 and $186,137, respectively. Our future source of capital will come from the remaining note receivable from prior sales of SSP’s operations and disposal of equity securities held by the Company.

As of December 31, 2003, we had total assets of $21,782, including current assets of $19,282, investments of $500 and $2,000 in idle equipment. We had total liabilities (all current) of $205,419 as of December 31, 2003. We had an accumulated deficit of $6,303,912 and a shareholders’ deficit of $183,637 at December 31, 2003.

As of December 31, 2002, we had total assets of $70,216, including current assets of $67,716, investments of $500 and $2,000 in idle equipment. We had total liabilities (all current) of $673,594 as of December 31, 2002. We had a retained loss of $6,646,583 and a shareholders’ deficit of $603,378 at December 31, 2002.

Net cash used in operations was $50,674 in 2003 consisting the $342,671 of net income offset by the gain on sale of assets of $45,380, the gain on write-down of liabilities of $98,791, the gain on change in accounting estimate of 4158,668 and the increase in payables and accruals of $34,825. Cash provided by investing activities was $80,380 in 2003 all related to proceeds from SSP’s MarketByte receivable. Cash used in financing activities was $20,754 in 2003 all related to the repayment of promissory notes.

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

On July 11, 2001, the Company issued an option (Option #1) to purchase 1,250,000 common shares of its holdings in Children’s Technology Group to DOC Partners, LLC (DOC) of Golden, Colorado. The option carried a strike price of $0.125 per share. On February 11, 2002, DOC exercised that option by issuing a check in the amount of $156,250 to the Company. On January 11, 2002, the Company agreed to issue a second and final option (Option #2) to DOC for 1,370,114 common shares at an exercise price of $0.225 per share. This option expired on January 11, 2003. At December 31, 2003, the Company holds 2,120,114 common shares in Children’s Technology Group.

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and absent the gains on the MarketByte agreement, the settlement of liabilities and the write-off of the liabilities reserve; we would have suffered a net loss in 2003. Also, because we expect our operating losses to continue into the future, we may never be profitable. We had an accumulated deficit of $6,303,912 at December 31, 2003. We incurred net income of $342,671 and $32,123 for the years ended December 31, 2003 and 2002, respectively, due to the previously described non-operating gains. While we are unable to predict accurately our future operating expenses, we currently expect our operating expenses to remain low, year-to-year, as we attempt to find a business combination that would be a suitable fit for the Company on a go-forward basis. If we fail to find a suitable business to acquire or combine with, we will not succeed.

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

  Greater corporate name recognition and larger marketing budgets and resources;
  Established marketing relationships and access to larger customer bases; and
  Substantially greater financial, technical and other resources.

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

If we have to go to court and litigate for any reason, it will be time consuming and expensive. Therefore, the threat of creditor lawsuits could adversely affect the Company’s ability as a going concern.

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

ITEM 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in internal controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

James H. Watson, Jr., 41, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson currently devotes 40-50% of his time to our business. Mr. Watson is the Founder and the General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specializes in the unique needs of development stage companies. Started in 1996, EI has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. From 1995 to 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Mr. Watson has served on various Boards in recent years including Probook, Inc., Nicklebys.com, Inc., Children’s Technology Group, Inc., and Mariah Communications. At present, Mr. Watson does not sit on any other Boards. Mr. Watson graduated from the University of Tennessee / Chattanooga in 1985 with a Bachelors degree in Political Science/Public Administration.

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

Name and		Salary		Other
Principal Position	Year	Compensation	Bonus	Compensation

James H. Watson, Jr.	2003	$ -	$ -	$ -
President, CEO	2002	$ -	$ -	$ -

Notes:

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

ITEM 12. Certain Relationships and Related Transactions

The Company borrowed funds from JW Holdings Corporation (“JW Holdings”), an affiliate under common control, for working capital during 2001. At December 31, 2001, the Company was indebted to the affiliate in the amount of $75,078. The Company borrowed $27,882 and $-0- from the affiliate and made payments of $48,636 and $30,000 in 2003 and 2002, respectively. Borrowings from the affiliate are non-interest bearing unless so stated at the time funds are advanced. The Company owed the affiliate $24,324 at December 31, 2003.

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

Item 14. Principal Accountant Fees and Services

1.  Audit and Audit-Related Fees

During the year ended December 31, 2003, the Company’s principal accountant billed $6,700 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended December 31, 2002, the Company’s principal accountant billed $7,794 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.  Tax Fees

During the year ended December 31, 2003, the Company’s principal accountant billed $-0- in fees that were directly associated with the preparation of tax filings.

During the year ended December 31, 2002, the Company’s principal accountant billed $300 in fees that were directly associated with the preparation of filings.

3.  All Other Fees

The Company’s principal accountant did not bill any other fees during the years ended December 31, 2003 and 2002.

Audit Committee’s Pre-Approval Policies and Procedures

Due to the fact that 1st Net Technologies has only one active officer and two directors, the Company does not have an audit committee at this time.

Percentage of Hours Expended

All hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st Net Technologies, Inc.

Dated: April 12, 2004

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

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-KSB of 1ST Net Technologies, Inc. for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

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

Dated: April 12, 2004

By:/s/ James H. Watson, Jr.

James H. Watson, Jr., Chief Executive Officer
Officer and Principal Accounting Officer of
the Registrant

Exhibit 32.1

CERTIFICATION PURSUANT TO

     18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st Net Technologies, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James H. Watson, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: April 12, 2004

By:/s/ James H. Watson, Jr.

James H. Watson, Jr., Chief Executive Officer
Officer and Principal Accounting Officer of
the Registrant