Form 10KSB/A
period 2004-12-31
1ST NET TECHNOLOGIES INC
filed 2005-04-27
CIK 1062273

U.S. Securities and Exchange Commission

Washington, D.C. 20594

FORM 10-KSB

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

Colorado (State of incorporation or organization

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

The aggregate market value of the voting stock held by non-affiliates on March 31, 2005, calculated by taking the last sales price of the Company’s common stock ($.15 as quoted on March 31, 2005) was $851,528.55. The number of shares outstanding of the issuer’s common equity as of March 31, 2005 was 6,395,357.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,395,357 common shares issued and outstanding as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes
____
No X .

AMENDMENT INFORMATION

This amendment corrects the formatting of the Exhibit Table contained on page 16 for readability and the intended incorporation of exhibits by reference.

Additional information

Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the “Commission”). (See “Item 13. Exhibits.”)

Reference in this document to “us”, “we”, “our”, “the Company”, or “the Registrant” refer to 1st Net Technologies, Inc.

Special Note Regarding Forward Looking Statements

Certain statements contained herein constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company’s plan of business operations and related expenditures, potential contractual arrangements, anticipated revenues and related expenditures. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Description of Business

1st Net Technologies, Inc. (“we”, “us”, “our”, the "Company" or “1st Net”) had, prior to August 2001, primarily been in the Internet commerce and services business since its inception in 1997. In August 2001, the Company's Board of Directors decided to suspend its California operations and, subsequently, moved the Company’s headquarters to Colorado, its original state of incorporation. With the closing of its California operations, the Company currently maintains no business operations, other than to manage its remaining assets and liabilities. Since August 2001, the Company has been a shell company in search of a merger candidate. Recent operations have consisted of debt restructuring.

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

On August 30, 2004, we entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., (“VOS”) a San Diego, California based company that specializes in voice activated electronic controls. The Agreement provides for the reorganization of VOS with 1st Net, with 1st Net adopting the name VOS Systems, Inc. In connection with the Agreement, we would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of our common stock. At the closing of the Agreement, the current shareholder of VOS would own approximately 85% of the outstanding common stock of 1st Net, resulting in a change in control. The Agreement had not closed as of the date of this report.

Our historical financial information contained in this Annual Report on Form 10-KSB is that of 1st Net Technologies, Inc. and its subsidiary corporation, SSP Management Corp., and is presented on a consolidated basis.

In January 1999, we acquired a 100 percent interest in SSP Management Corp., a Colorado corporation ("SSP"), from a private company that is considered a related party. SSP was wholly owned by Entrepreneur Investments, LLC ("EI") whose sole shareholder, James H. Watson, Jr., our current Chairman/President/CEO, was a member of 1st Net's Board of Directors at the time of acquisition. Through our acquisition of that company, we built several investment-oriented Internet Web sites and online newsletter publications. In December 1999, we made a strategic decision to divest ourselves of the SSP types of clients and services and, where applicable, to sell our information-based assets to companies whose long-term objective was to participate in that business. Accordingly, we completed the sale of some of our online newsletters to other unrelated companies in February and August 2000 and this subsidiary is no longer active in its former business.

At December 31, 2004, SSP and 1st Net Technologies continue to hold common stock in the following former clients:

Name of Company	Status	Owner	# of shares owned at 12/31/04

a) SureCare, Inc	Account	SSP	60,000 common
b) Zootech, Inc	Account	SSP	5,000 common
c) Lyon Capital Venture Corp.	Account	1st Net	33 common
d) Phelps Engineer	Account	1st Net	21,000 common
e) Uniprime Capital	Account	1st Net	20 common
f) Zootech, Inc	Account	1st Net	17,000 common
g) NOWAUTO, Inc	Account	1st Net	2 common

All the above securities trade on either the NASD’s Bulletin Board system or the “Pink Sheets.”

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

In August 2000, our two remaining newsletter publications and their respective databases were sold to a different unaffiliated party, Millennium Financial Publishing, LLC. (“MFP”) for an aggregate of $115,000 in cash and promissory notes for the remainder of the $1.5 million aggregate purchase price. Subsequent to the close of those agreements, MFP made payments to the Company totaling $50,000 before becoming in default on those Agreements. During the second quarter of 2001, the Company filed suit against MFP in District Court, Arapahoe County, Colorado for breach of contract and failure to pay under the promissory notes executed by the companies. On or about February 28, 2002, the Company decided to settle its suit with MFP in consideration of them paying us $2,500 in cash and $5,000 in marketable securities, as well as returning to the Company the non-exclusive rights to the databases and the exclusive rights to the other properties sold. MFP has not chosen not to honor the stipulations of this settlement as of December 31, 2004.

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

PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

Our common stock trades on the NASD’s Bulletin Board system under the symbol “FNTT.OB”. Although an active trading market for our Common Stock has at times existed in the past, currently our shares are only sporadically traded. Consequently, no meaningful market information is currently available.

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

Other Income and Expense

December 31, 2004

During the year ended December 31, 2004, other income included gains from sale of marketable securities totaling $12,431 and proceeds from a lawsuit settled for $1,093 in January 2004 (see Item 3, Legal Proceedings). The $28,546 installment sale was related to collections of “other consideration” on the MarketByte receivable, which is recorded as a gain when the consideration is received. The gain on debt restructure resulted from the settlement of two account payables.

The Company incurred a $1,701 loss on impairment of its idle assets during 2004. The assets were subsequently sold for $299.

December 31, 2003

During the year ended December 31, 2003, other income includes an installment sale of $45,380, a $55,681 gain on the settlement of payables, the write-down of $98,791 in accruals, and a gain resulting form the change in an accounting estimate totaling $158,668. There were no amounts recognized for these types of gains during the year ended December 31, 2002. The $45,380 installment sale is related to collections of “other consideration” on the MarketByte receivable, which is recorded as a gain when consideration is received.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been funded through sale of equity securities received from services, advances and loans from related parties, sale of SSP’s operations, and proceeds from equity offerings. At December 31, 2004, the Company had cash and a net working capital deficit of $12,800 and $145,180, respectively. Our future source of capital will come from the remaining receivable from prior sales of SSP’s operations and disposal of equity securities held by the Company.

As of December 31, 2004, we had total assets of $13,178, all of which were current assets (cash and marketable securities). We had total liabilities (all current) of $158,358 as of December 31, 2004. We had an accumulated deficit of $6,265,628 and a shareholders’ deficit of $145,180 at December 31, 2004.

As of December 31, 2003, we had total assets of $21,782, including current assets of $19,282, investments of $500 and $2,000 in idle equipment. We had total liabilities (all current) of $205,419 as of December 31, 2003. We had an accumulated deficit of $6,303,912 and a shareholders’ deficit of $183,637 at December 31, 2003.

Net cash used in operations was $31,229 in 2004 consisting largely of the $38,284 of net income offset by the gain on sale of assets of $28,546, the gain on debt restructure of $23,247, realized gain on sale of marketable securities, and the increase in payables and accruals of $7,490. Cash provided by investing activities was $51,276 in 2004 related to $38,546 in proceeds from SSP’s MarketByte receivable, $12,431 from the sale of marketable securities, and $299 from the sale of idle assets. Cash used in financing activities was $16,324 in 2004 all related to the repayment of a related party promissory note.

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

On August 30, 2004, we entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., (“VOS”).

Result of the Transaction with VOS Systems, Inc. if approved by the shareholders

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

Change in Control of 1st Net Technologies

As of December 31, 2004, 1st net technologies had 6,395,357 shares of common stock outstanding. These shares are held by approximately 203 shareholders of record with the Company’s transfer agent.

Currently, our CEO James H. Watson is the only beneficial holder of our outstanding stock through his control of 11.23% of 1st Net’s outstanding common stock. The remaining 88% of the outstanding common stock is held in small concentrations by many stockholders.

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

ITEM 7. Financial Statements

The Financial Statements are included on Pages F-1 through F-14.

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

James H. Watson, Jr., 41, has served as our President since December 2000 and as our Chief Executive Officer and Chairman of our Board of Directors since June 30, 1999. He has been a member of our Board since 1997. Mr. Watson devotes between 30%-50% of his time to our business. Currently Mr. Watson is a founding member of The 4 Horsemen, LLC a private equity capital firm that consults with and invests in development stage companies. From 1996 – 2004, Mr. Watson was the Founder and General Managing Member of Entrepreneur Investments, LLC (EI), a private financial consulting and investment firm that specialized in the unique needs of development stage companies. From 1995 to 1996, he was a Founder and Chief Operating Member of N8 Concepts, LLC, a private company that specialized in sports-related trademark licensing and event management. Mr. Watson has served on various Boards in recent years including Probook, Inc., Nicklebys.com, Inc., Children’s Technology Group, Inc., and Mariah Communications. At present, Mr. Watson does not sit on any other Boards. Mr. Watson graduated from the University of Tennessee / Chattanooga in 1985 with a Bachelors degree in Political Science/Public Administration.

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

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only have one employee, our president/CEO, who is employed on a part-time basis. Our president/CEO is held to the highest degree of ethical standards. Once we locate a suitable merger candidate, we will adopt a written code of ethics for all of our directors, executive officers and employees.

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

CHANGES IN CONTROL

On August 30, 2004, we entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., (“VOS”). The Agreement provides for the reorganization of VOS with 1st Net, with 1st Net adopting the name VOS Systems, Inc. In connection with the Agreement, we would acquire all of the issued and outstanding common shares of VOS in exchange for approximately 36,050,000 shares of our common stock. At the closing of the Agreement, the current shareholder of VOS would own approximately 85% of the outstanding common stock of 1st Net, resulting in a change in control. The Agreement had not closed as of the date of this report.

ITEM 12. Certain Relationships and Related Transactions

In prior years, the Company has borrowed funds from JW Holdings Corporation (“JW Holdings”), an affiliate under common control, for working capital. At December 31, 2002, the Company was indebted to JW Holdings in the amount of $45,078. The Company borrowed $-0- and $27,882 from JW Holdings and made payments of $16,342 and $48,636 during the years ended December 31, 2004 and 2003, respectively. Borrowings from JW Holdings are non-interest bearing unless so stated at the time funds are advanced. The Company owed JW Holdings $8,000 at December 31, 2004.

ITEM 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the fiscal year ending December 31, 2004 and through the date of filing of this Annual Report on Form 10-KSB; 1st Net Technologies, Inc. had filed the following Reports on Form 8-K with the Securities and Exchange Commission on the dates indicated:

February 24, 2005	re: Other Events; announcing postponement of upcoming shareholders’ meeting.
September 2, 2004	re: Other Events; acquisition of VOS Systems, Inc. (a California corporation).

Exhibits

1st Net Technologies, Inc. includes, by reference, the following exhibits:

Number	Description

2.0	Agreement and Plan of Reorganization, 1st Net Technologies, Inc. (a Colorado corporation)
and VOS Systems, Inc. (a California corporation), entered into on August 30, 2004, filed as Exhibit 2 to 1st Net Technologies, Inc.’s Report on Form 8-K filed with the
Securities and Exchange Commission on September 2, 2004.
3.1	Articles of Incorporation of 1st Net Technologies, Inc., as amended and restated, filed as Exhibit 3.1 to 1st Net Technologies, Inc.’s Registration Statement on Form 10SB,
as amended, filed with the Securities and Exchange Commission March 14, 2001.
3.2	Bylaws of 1st Net Technologies, Inc., as amended and restated, dated June 24, 1999, filed as Exhibit 3.1 to 1st Net Technologies, Inc.’s Registration Statement on Form 10SB,
as amended, filed with the Securities and Exchange Commission March 14, 2001.

1st Net Technologies, Inc. includes herewith the following exhibits:

Number	Description

31.1	Certification of Principal Executive Officer and Principal Accounting Officer
(Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer
(18 U.S.C. 1350)

ITEM 14. Principal Accountant Fees and Services

1.  Audit and Audit-Related Fees

During the year ended December 31, 2004, the Company’s principal accountant billed $5,800 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended December 31, 2003, the Company’s principal accountant billed $6,700 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.  Tax Fees

During the year ended December 31, 2004, the Company’s principal accountant billed $1,500 in fees that were directly associated with the preparation of tax filings.

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

Dated: April 26, 2005

By:/s/ James H. Watson, Jr.

James H. Watson, Jr., Chief Executive Officer
Officer and Chief Financial Officer of
the Registrant

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Dated: April 26, 2005

By:/s/ James H. Watson, Jr.

James H. Watson, Jr., Chief Executive Officer
Officer and Chief Financial Officer of
the Registrant

1ST NET TECHNOLOGIES, INC.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2004	F-3

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003	F-4

Consolidated Statement of Changes in Shareholders' Deficit
for the years ended December 31, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003	F-7

Notes to Consolidated Financial Statements	F-8

To the Board of Directors and Shareholders:
1st Net Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and subsidiary, as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and has a net capital deficit at December 31, 2004. These and other factors discussed in Note 2 to the consolidated financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Denver, Colorado
March 30, 2005

1ST NET TECHNOLOGIES, INC. Consolidated Balance Sheet

December 31, 2004

Assets
Current assets:
Cash	$12,800
Marketable securities (Note 5)	378

$13,178
===========

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$61,319
Indebtedness to related parties (Note 3)	8,000
Capital lease obligations (Note 1)	49,039
Accrued payroll taxes	40,000

Total current liabilities	158,358

Shareholders' deficit (Note 8):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	--
Common stock, $.001 par value; 40,000,000 shares authorized,
6,395,357 shares issued and outstanding	6,395
Additional paid-in capital	6,192,941
Retained deficit	(6,265,628)
Accumulated other comprehensive income:
Unrealized holding loss on marketable securities	(78,888)

Total shareholders' deficit	(145,180)

$13,178
===========

See accompanying notes to consolidated financial statements

     1ST NET TECHNOLOGIES, INC. Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2004	2003

Costs and expenses:
General and administrative expenses	$25,332	$15,839

Loss from operations	(25,332)	(15,839)

Other income (expense):
Realized gain/(loss) on sale of investments (Note 5)	12,431	--
Interest expense	--	(10)
Installment sale (Note 4)	28,546	45,380
Gain on debt restructure (Note 1)	23,247	55,681
Impairment of idle assets (Note 6)	(1,701)	--
Other income (Notes 1 and 7)	1,093	257,459

Income before income taxes	38,284	342,671

Provision for income taxes (Note 9)	--	--

Net income	$38,284	$342,671
	===========	===========

Basic and diluted income per share	$0.01	$0.05
	===========	===========

Weighted average common shares outstanding	6,395,357	6,395,357
	===========	===========

See accompanying notes to consolidated financial statements

1ST NET TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders' Deficit

*** SPLIT TABLE - SEE BELOW ***

	Preferred Stock		Common Stock

	Shares	Par Value	Shares	Par Value

Balance at January 1, 2003	--	$ --	$6,395,357	$6,395

Capital contribution (Note 1)	--	--	--	--
Comprehensive loss:
Unrealized loss on investments
held for sale	--	--	--	--
Net income	--	--	--	--

Total comprehensive loss

Balance at December 31, 2003	--	--	6,395,357	6,395

Comprehensive loss:
Unrealized loss on investments
held for sale	--	--	--	--
Net income	--	--	--	--

Total comprehensive loss

Balance at December 31, 2004	--	$ --	6,395,357	$6,395
	=======	=======	===========	========

See accompanying notes to consolidated financial statements

1ST NET TECHNOLOGIES, INC.

Consolidated Statement of Changes in Shareholders' Deficit

(CONTINUED)

*** SPLIT TABLE - SEE ABOVE ***

			Other
			Comprehensive
			Income

	Additional		Unrealized
	Paid-in	Retained	Holding
	Capital	Deficit	Loss	Total

Balance at January 1, 2003	$6,093,485	$(6,646,583)	$(56,675)	$603,378)

Capital contribution (Note 1)	99,456	--	--	99,456
Comprehensive loss:
Unrealized loss on investments
held for sale	--	--	(22,386)	(22,386)
Net income	--	342,671	--	342,671

Total comprehensive loss				320,285

Balance at December 31, 2003	6,192,941	(6,303,912)	(79,061)	(183,637)

Comprehensive loss:
Unrealized loss on investments
held for sale	--	--	173	173
Net income	--	38,284	--	38,284

Total comprehensive loss				38,457

Balance at December 31, 2004	$6,192,941	$(6,265,628)	$(78,888)	$(145,180)
	===========	===========	===========	===========

See accompanying notes to consolidated financial statements

     1ST NET TECHNOLOGIES, INC. Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$38,284	$342,671
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Gain on sale of assets	(28,546)	(45,380)
Asset impairment	1,701	--
Realized gain on sale of investments	(12,431)	--
Gain on debt restructure (Note 1)	(23,247)	(55,681)
Gain on write-off of liabilities (Note 1)	--	(98,791)
Gain on change in accounting estimate (Note 1)	--	(158,668)
Changes in current assets and liabilities:
Other assets	500	--
Accounts payable and accrued liabilities	(7,490)	(34,825)

Net cash used in
operating activities	(31,229)	(50,674)

Cash flows from investing activities:
Proceeds from receipt of note receivable\	38,546	80,380
Proceeds from sale of equipment	299	--
Proceeds from sale of marketable securities, net	12,431	--

Net cash provided by
investing activities	51,276	80,380

Cash flows from financing activities:
Repayment of notes payable	--	--
Proceeds from related party loans (Note 3)	--	27,882
Repayment of related party loans (Note 3)	(16,324)	(48,636)

Net cash used in
financing activities	(16,324)	(20,754)

Net change in cash	3,723	8,952

Cash, beginning of period	9,077	125

Cash, end of period	$12,800	$9,077
	=========	=========

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ --	$ --
	=========	=========
Income taxes	$ --	$ --
	=========	=========

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

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

Potentially dilutive securities include options and warrants that were excluded from basic and diluted earnings per share because of their anti-dilutive effect. Anti-dilutive securities outstanding totaled -0- and 625,000 at December 31,2004 and 2003, respectively.

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

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

5. Marketable securities

Marketable securities are stated at their fair value and consisted of the following at December 31, 2004:

		Unrealized	Unrealized	Fair
2004	Cost	Gain	Loss	Value

Equity Securities	$205	$173	$ --	$378

		Unrealized	Unrealized	Fair
2003	Cost	Gain	Loss	Value

Equity Securities	$22,591	$ --	$(22,386)	$205

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

8. Shareholders' deficit

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2004.

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

Following is a schedule of changes in the Company's outstanding stock awards for the years ended December 31, 2004 and 2003:

			Weighted	Weighted Avg
		Number	Avg	Remaining
Stock Awards	Number	Exercisable	Exercise Price	Life

Outstanding at January 1, 2003	625,000	625,000	$2.60	1 year
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2003	625,000	625,000	$2.60	2 months
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(625,000)	(625,000)	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2004	-	-	-	-
=========

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

9. Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	2004	2003

Federal income tax rate	15.00%	34.00%
State income tax rate, net of Federal benefit	3.94%	3.06%
Net operating loss for which no tax benefit
is currently available	-18.94%	-37.06%

	0.00%	0.00%
	========	========

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