Form 10KSB/A
period 2003-12-31
1ST NET TECHNOLOGIES INC
filed 2005-04-28
CIK 1062273

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

Dated: April 12, 2004

By:/s/ James H. Watson, Jr.

James H. Watson, Jr., Chief Executive Officer
Officer and Principal Accounting Officer of
the Registrant

1ST NET TECHNOLOGIES, INC.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2003	F-3

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002	F-4

Consolidated Statement of Changes in Shareholders’ Deficit
for the years ended December 31, 2003 and 2002	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002	F-6

Notes to Consolidated Financial Statements	F-7

To the Board of Directors and Shareholders:
1st Net Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of 1st Net Technologies, Inc. (a Colorado corporation) and Subsidiary, as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 11 to the financial statements, the Company’s financial statements have been restated to reflect the write-off of its equipment lease as a capital contribution and not as a gain on debt restructure.

Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004
(Except for Note 11, as to which
the date is April 11, 2005)

1ST NET TECHNOLOGIES, INC.
Consolidated Balance Sheet
December 31, 2003
As Restated
(See Note 11)

Assets

Current Assets:
Cash	$9,077
Marketable securities (Note 5)	205
Note receivable (Note 4)	10,000

Total current assets	19,282

Investment, at cost (Note 6)	500
Idle equipment, at cost, net of accumulated depreciation of $9,599 (Note 7)	2,000

$21,782

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$92,056
Indebtedness to related parties (Note 3)	24,324
Capital lease obligations (Note 1)	49,039
Accrued payroll and payroll taxes	40,000

Total current liabilities	205,419

Shareholders’ Deficit (Note 8):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
0 shares issued and outstanding	-
Common stock, $.001 par value; 40,000,000 shares authorized,
6,395,357 shares issued and outstanding	6,395
Additional paid-in capital	6,192,941
Accumulated deficit	(6,303,912)
Accumulated other comprehensive income:
Unrealized holding loss on marketable securities	(79,061)

Total shareholders’ deficit	(183,637)

$21,782

See accompanying notes to consolidated financial statements

1ST NET TECHNOLOGIES, INC.
Consolidated Statements of Operations
	For the Years Ended
	December 31,
	As Restated
	(See Note 11)

	2003	2002

Costs and expenses:
General and administrative expenses	$15,839	$85,039

Loss from operations	(15,839)	(85,039)

Other income (expense):
Realized gain/ (loss) on sale of investments	-	117,562
Interest expense	(10)	-
Gain on sale of assets	45,380	-
Gain on debt restructure (Note 1)	55,681	-
Impairment of idle assets (Note 7)	-	(4,000)
Other income (Note 1)	257,459	3,600

Income before income taxes	342,671	32,123

Provision for income taxes	-	-

Net income	$342,671	$32,123

Basic and diluted income per share	$0.05	$0.00

Weighted average common shares outstanding	6,395,357	6,479,511

See accompanying notes to consolidated financial statements

1ST NET TECHNOLOGIES, INC.
Consolidated Statement of
Changes in Shareholders' Deficit
	Table Split - See Below
					Common
	Preferred Stock		Common Stock		Stock
	Shares	Par Value	Shares	Par Value	Warrants

Balance at January 1, 2002	-	$-	6,945,857	$6,946	$177,022
Shares reacquired in exchange for
552,500 shares of CTG (Note 6)	-	-	(550,500)	(551)	-
Common stock warrants expired (Note 9)	-	-	-	-	(177,022)
Comprehensive loss:
Unrealized loss on investments held for sale -		-	-	-	-
Net income	-	-	-	-	-
Total comprehensive loss
Balance at December 31, 2002	-	-	6,395,357	6,395	-
Capital contribution (Notes 1 and 11)	-	-	-	-	-
Comprehensive loss:
Unrealized loss on investments held for sale -		-	-	-	-
Net income	-	-	-	-	-
Total comprehensive loss
Balance at December 31, 2003	-	$-	$6,395,357	$6,395	$-

	Table Split - See Above
				Other
				Comprehensive
				Income

		Additional		Unrealized
		Paid-In	Accumulated	Holding
		Capital	Deficit	Loss	Total

Balance at January 1, 2002		$5,915,912	$(6,678,706)	$-	$(578,826)
Shares reacquired in exchange for
552,500 shares of CTG (Note 6)		551	-	-	-
Common stock warrants expired (Note 9)		177,022	-	-	-
Comprehensive loss:
Unrealized loss on investments held for sale		-	-	(56,675)	(56,675)
Net income		-	32,123	-	32,123

Total comprehensive loss					(24,552)

Balance at December 31, 2002		6,093,485	(6,646,583)	(56,675)	(603,378)
Capital contribution (Notes 1 and 11)		99,456	-	-	99,456
Comprehensive loss:
Unrealized loss on investments held for sale		-	-	(22,386)	(22,386)
Net income		-	342,671	-	342,671

Total comprehensive loss					320,285

Balance at December 31, 2003		$6,192,941	$(6,303,912)	$(79,061)	$(183,637)

See accompanying notes to consolidated financial statements

1ST NET TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$342,671	$32,123
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Gain on sale of assets	(45,380)	-
Asset impairment	-	4,000
Realized gain on sale of investments	-	(117,562)
Gain on debt restructure (Note 1)	(55,681)	-
Gain on write-off of liabilities (Note 1)	(98,791)	-
Gain on change in accounting estimate (Note 1)	(158,668)	-
Changes in current assets and liabilities:
Accounts receivable	-	2,060
Accounts payable and accrued liabilities	(34,825)	(33,393)

Net cash used in operating activities	(50,674)	(112,772)
Cash flows from investing activities:
Proceeds from receipt of note receivable	80,380	-
Proceeds from sale of marketable securities, net	-	163,315

Net cash provided by investing activities	80,380	163,315
Cash flows from financing activities:
Repayment of notes payable	-	(55,000)
Proceeds from related party loans (Note 2)	27,882	-
Repayment of related party loans (Note 2)	(48,636)	-

Net cash used in financing activities	(20,754)	(55,000)

Net change in cash	8,952	(4,457)
Cash, beginning of period	125	4,582

Cash, end of period	$9,077	$125

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Taxes	$-	$-

See accompanying notes to consolidated financial statements

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1.  Organization

1st Net Technologies, Inc. (the “Company” or “1st Net”) was primarily in the Internet commerce and services business from its inception in 1997 through August 2001. The Company conducted its business operations through SSP Management Corp. (“SSP”), its wholly owned subsidiary. SSP provided Internet public relations and Internet newsletters and sold substantially all of its operations in 2000. At December 31, 2003, SSP remains wholly-owned by 1st Net. The Company ceased operations and moved its headquarters from San Diego, California to Denver, Colorado in August 2001. Since August 2001, the Company has been a shell company in search of a merger candidate. Recent operations have consisted of debt restructuring.

Debt restructurings and write-offs

The Company defaulted on certain equipment lease obligations during 2001. One lease was owed to an affiliate that dissolved its corporate existence. As a result, the Company wrote-off the $99,456 lease obligation and recorded a capital contribution during the year ended December 31, 2003. The Company remains liable for the remaining lease obligations which totaled $49,039 at December 31, 2003.

The Company relocated in August 2001 and defaulted on its office lease. Due to a change in ownership of the building where the office lease was located and the lack of contact with the landlord since 2001, management believes the probability of collection actions on the office lease is remote. Therefore, the Company wrote-off the $45,000 lease obligation during the year ended December 31, 2003.

During the year ended December 31, 2003, the Company settled certain accounts payable balances. The resulting gain of $55,681 is included in the accompanying consolidated financial statements as “Gain on debt restructure”.

During the year ended December 31, 2003, the Company adjusted its payroll tax accruals based on negotiations with the Internal Revenue Service. The Company reversed $53,791 of payroll tax accruals as a result of the adjustment.

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

2.  Significant accounting policies

Going concern

The Company’s financial statements have been prepared under the assumption it will continue as a going concern. Realization of the Company’s assets in the accompanying financial statements is dependent upon the continued operation of the Company. In order to continue operations, the Company must raise additional funds by incurring new debt, raising new equity or liquidating investment securities. There is no assurance the Company will be successful in acquiring the working capital necessary to continue as a going concern. The Company is operating through the forbearance of its creditors.

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

Investments

Marketable securities are stated at market value as determined by the most recently traded price of the security at the balance sheet date. The Company’s marketable securities have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The unrealized gains and losses on available-for-sale securities are reported as a separate component of shareholders’ equity, using the specific identification method.

Idle equipment

At December 31, 2003, the Company’s idle equipment consisted of computer equipment. The net book value of this equipment totals $2,000. In the opinion of management, the net book value of the idle equipment is not in excess of the net realizable value.

Impairment and disposal of long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the deemed fair value for the underlying stock on the date of grant, no compensation expense is recognized. At the time stock options were granted, the exercise price was at a price not less than the fair value of the underlying common stock.

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

4.  Notes Receivable

On February 23, 2000, SSP sold an Internet newsletter published by the Company along with certain related assets to Marketbyte, L.L.C. (“Marketbyte”) for a $200,000 promissory note and $550,000 in other future consideration. Other future consideration consists of 10% of any future consideration received by Marketbyte in connection with the newsletter through June 2, 2002. SSP and Marketbyte amended the sale agreement in October 2000 and again in December 2001. The amended terms reduced other future consideration from $550,000 to $400,000 and cancelled the June 2, 2002 due date for other future considerations. Marketbyte has paid $190,000 towards the note and $82,345 in other consideration through December 31, 2003. At December 31, 2003, the balance on the promissory note of $10,000 is included in the accompanying consolidated financial statements as “Note receivable”. Due to the uncertainty related to the collection of the “other consideration”, no receivable has been recorded and any collections are recorded as income when received.

5.  Marketable securities

Marketable securities are stated at their fair value and consisted of the following at December 31, 2003:

		Unrealized	Unrealized	Fair
2003	Cost	Gain	Loss	Value

Equity Securities	$22,591	$-	$(22,386)		$205

		Unrealized	Unrealized	Fair
2002	Cost	Gain	Loss	Value

Equity Securities	$79,266	$688.00	$(57,363)	$22,591

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

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

The Company’s investment in CTG dropped to 13 percent during the year ended December 31, 2002. Due to the reduction in the percentage of ownership, the Company’s investment in CTG was reclassified as marketable securities that are available-for-sale and the investment was written down to market value. During the years ended December 31, 2003 and 2002, the Company recorded unrealized losses on the CTG investment totaling $21,201 and $23,552, respectively.

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

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Idle equipment consists of the following at December 31, 2003:

Computer equipment	$11,599
Less accumulated depreciation	(9,599)

$2,000

There was no depreciation expense recorded during the years ended December 31, 2003 and 2002.

8.  Shareholders’ deficit

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

The Company has elected to account for stock options granted to employees under the “intrinsic value method” whereby no compensation expense is recorded if the option’s price equals or exceeds the fair value of the underlying stock. The Company accounts for stock options granted to consultants and other providers under the “fair value method” whereby compensation expense is recorded for the excess of the fair value of the option over the market price of the underlying stock.

On October 31, 2002, 236,200 warrants expired. The Company recorded a capital contribution of $177,022 upon expiration of the warrants.

Under SFAS No. 123, when the intrinsic value method is elected, compensation expense is also measured under the fair value method, but reported on a “pro forma” basis. However, there was no pro forma effect related to the Company’s options and warrants during the years ended December 31, 2003 and 2002.

Following is a schedule of changes in the Company’s outstanding warrants and options for years ended December 31, 2003 and 2002:

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

			Weighted	Weighted Avg
		Number	Avg	Remaining
Options/Warrants	Number	Exercisable	Exercise Price	Life

Outstanding at January 1, 2002	861,200	411,200	$3.39	2 years
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(236,200)	-	$5.48	-
Cancelled	-	-	-	-

Outstanding at December 31, 2002	625,000	625,000	$2.60	1 year
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2003	625,000	625,000	$2.60	2 months

9.  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	2003	2002

Federal income tax rate	34.00%	15.00%
State income tax rate, net of Federal benefit	3.06%	3.94%
Net operating loss for which no tax benefit
is currently available	-37.06%	-18.94%

	0.00%	0.00%

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

1ST NET TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

10. Commitments and contingencies

During 2002, the Company received a demand for payment of approximately $135,000 from Diagnostic Recovery Services, Inc. on behalf of CIT Group. The Company denies any knowledge of liability related to this claim. There was no litigation related to this claim as of the date of this report. The Company has not accrued any liability specifically related to this claim.

11. Restatement

The Company has restated its December 31, 2003 financial statements to reflect the write-off of its equipment lease as a capital contribution and not as a gain on debt restructure. The impact of the change resulted in a $99,456 increase of the Company’s additional paid-in capital and an equal reduction in the net income recognized for the year ended December 31, 2003. The net income for the year ended December 31, 2003 was reduced from $442,127 to $342,671 and income per share was reduced from $.07 to $.05.