Form 10QSB
period 2005-03-31
1ST NET TECHNOLOGIES INC
filed 2005-05-03
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005


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

As of April 29, there were 6,395,357 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure format:    Yes [ ]    No [ X ]

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed consolidated balance sheet, March 31, 2005 (unaudited) .....    3
     Condensed consolidated statements of operations, three months
        ended March 31, 2005 (unaudited) and 2004 (unaudited) .............    4
     Condensed consolidated statements of cash flows, three months
        ended March 31, 2005 (unaudited) and 2004 (unaudited) .............    5
     Notes to unaudited condensed consolidated financial statements .......    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...    8

     Item 3.  Controls and Procedures .....................................   11

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   11
     Item 2.  Changes in Securities .......................................   11
     Item 3.  Defaults Upon Senior Securities .............................   11
     Item 4.  Submission of Matters to a Vote of Security Holders .........   11
     Item 5.  Other Information ...........................................   11
     Item 6.  Exhibits and Reports on Form 8-K ............................   12

     Signatures ...........................................................   12

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

 March 31, 2005

 Assets
Current assets:
    Cash ...................................................   $     4,397
    Marketable securities ..................................           216
                                                               -----------
                  Total current assets .....................   $     4,613
                                                               ===========

                     Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ...............   $    62,612
    Indebtedness to related party (Note 2) .................         8,000
    Capital lease obligations ..............................        49,039
    Accrued payroll and payroll taxes ......................        40,000
                                                               -----------
                  Total current liabilities ................       159,651
                                                               -----------

Shareholders' deficit:
    Preferred stock, -0- shares issued and outstanding .....          --
    Common stock, 6,395,357 shares issued and outstanding ..         6,395
    Additional paid-in capital .............................     6,192,941
    Accumulated deficit ....................................    (6,275,324)
    Accumulated other comprehensive income
       Unrealized holding loss on marketable securities ....       (79,050)
                                                               -----------

                  Total shareholders' deficit ..............      (155,038)
                                                               -----------

                                                               $     4,613
                                                               ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                    2005           2004
                                                 -----------    -----------
Costs and expenses:
    General and administrative expenses ......   $     9,696    $     1,678
                                                 -----------    -----------

                    Loss from operations .....        (9,696)        (1,678)

Other income (expense):
    Gain on sale of assets ...................          --            4,468
    Impairment of idle assets ................          --           (1,701)
    Other income .............................          --            1,093
                                                 -----------    -----------

                    Income before income taxes        (9,696)         2,182

Provision for income taxes (Note 3) ..........          --             --
                                                 -----------    -----------

                    Net income ...............   $    (9,696)   $     2,182
                                                 ===========    ===========

Basic and diluted income per share ...........   $     (0.00)   $      0.00
                                                 ===========    ===========

Weighted average common shares outstanding ...     6,395,357      6,395,357
                                                 ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2005        2004
                                                         --------    --------
                      Net cash provided by (used in)
                         operating activities .........  $ (8,403)   $     15
                                                         --------    --------

Cash flows from investing activities:
    Proceeds from receipt of note receivable ..........      --        14,468
                                                         --------    --------
                      Net cash provided by
                         investing activities .........      --        14,468
                                                         --------    --------

Cash flows from financing activities:
    Repayment of related party loans ..................      --       (10,000)
                                                         --------    --------
                      Net cash used in
                         financing activities .........      --       (10,000)
                                                         --------    --------

                         Net change in cash ...........    (8,403)      4,483

Cash, beginning of period .............................    12,800       9,077
                                                         --------    --------

Cash, end of period ...................................  $  4,397    $ 13,560
                                                         ========    ========

Supplemental disclosure of cash flow information:
   Cash paid for:
       Interest .......................................  $   --      $   --
                                                         ========    ========
       Income taxes ...................................  $   --      $   --
                                                         ========    ========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2004, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2:  Related Party

In prior years, the Company has borrowed funds from an affiliate for working capital. At December 31, 2004, the Company was indebted to the affiliate in the amount of $8,000. No additional advances or repayments were made during the three months ended March 31, 2005. Borrowings from the affiliate are non-interest bearing and due on demand.

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

                           1ST NET TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Agreement had not closed as of the date of this report.

ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to; those discussed in the section entitled "Risks and Uncertainties." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2005. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

RESULTS OF OPERATIONS

     Operating expenses

The Company currently incurs minimal operating expenses, mostly relating to professional fees and SEC filing fees.

     Other income and expense

The Company recognizes gains from assets sold in prior years, as the proceeds are received. The Company has chosen to recognize the gain on sale of its newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer. No amounts were collected during the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had $4,613 in total current assets from which to pay its obligations. The Company's current liabilities total $159,651, resulting in a working capital deficit of $155,038. At March 31, 2005, the Company had a cash balance of $4,397.

On a going forward basis, 1st Net and its 100 percent owned subsidiary SSP continue to maintain holdings of marketable securities. It is not possible, however, to ascertain the actual value that will be eventually realized by the Company when these securities are sold.

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

Change in Control of 1st Net Technologies
As of March 31, 2005, 1st net technologies had 6,395,357 shares of common stock outstanding. These shares are held by approximately 203 shareholders of record with the Company's transfer agent.

Currently, our CEO James H. Watson is the only beneficial holder of our outstanding stock through his control of 11.23% of 1st Net's outstanding common stock. The remaining 88.77% of the outstanding common stock is held in small concentrations by many stockholders.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and have incurred losses for the three months ended March 31, 2005. Also, because we expect our operating losses to continue into the future, we may never be profitable. We have an accumulated deficit of $6,275,324 at March 31, 2005. While we are unable to predict accurately our future operating expenses, we currently expect our operating expenses to remain low, as we attempt to close the Agreement and Plan of Reorganization with VOS. If we fail to close the VOS transaction or are unable to find a suitable business to acquire or combine with, we will not succeed. In addition, there is the potential that after a reorganization, profitable business operations could fail to develop with new management and any new business strategies.

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



                                      1st NET TECHNOLOGIES, INC.



Dated: May 2, 2005                    By: /s/ James H. Watson, Jr.
                                      -------------------------------
                                      James H. Watson, Jr.
                                      Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant