Form 10QSB
period 2005-06-30
1ST NET TECHNOLOGIES INC
filed 2005-07-29
CIK 1062273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

As of July 28, 2005, there were 6,395,357 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure format:    Yes [ ]    No [ X ]

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                         Page
                                                                         ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed consolidated balance sheet, June 30, 2005 (unaudited) .. 3 Condensed consolidated statements of operations, three and six months ended June 30, 2005 (unaudited) and 2004 (unaudited) ... 4 Condensed consolidated statements of cash flows, six months
        ended June 30, 2005 (unaudited) and 2004 (unaudited) ..........    5
     Notes to unaudited condensed consolidated financial statements ...    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation    8

     Item 3.  Controls and Procedures .................................   11

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information .......................................   11
     Item 2.  Changes in Securities ...................................   11
     Item 3.  Defaults Upon Senior Securities .........................   11
     Item 4.  Submission of Matters to a Vote of Security Holders .....   11
     Item 5.  Other Information .......................................   11
     Item 6.  Exhibits and Reports on Form 8-K ........................   12

     Signatures .......................................................   12

                           1ST NET TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                  June 30, 2005

                                     Assets
Current assets:
    Cash ........................................................   $        56
    Marketable securities .......................................         1,068
                                                                    -----------
                  Total current assets ..........................   $     1,124
                                                                    ===========

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ....................   $    73,149
    Indebtedness to related party (Note 2) ......................         8,000
    Capital lease obligations ...................................        49,039
    Accrued payroll and payroll taxes ...........................        38,000
                                                                    -----------
                  Total current liabilities .....................       168,188
                                                                    -----------

Shareholders' deficit:
    Preferred stock, -0- shares issued and outstanding ..........          --
    Common stock, 6,395,357 shares issued and outstanding .......         6,395
    Additional paid-in capital ..................................     6,192,941
    Accumulated deficit .........................................    (6,288,202)
    Accumulated other comprehensive income:
       Unrealized holding loss on marketable securities .........       (78,198)
                                                                    -----------

                  Total shareholders' deficit ...................      (167,064)
                                                                    -----------

                                                                    $     1,124
                                                                    ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                      For the Three Months Ended   For the Six Months Ended
                                                               June 30,                     June 30,
                                                     --------------------------    --------------------------
                                                          2005         2004            2005           2004
                                                     -----------    -----------    -----------    -----------
Costs and expenses:
    General and administrative expenses ..........   $    12,878    $     8,782    $    22,574    $    10,460
                                                     -----------    -----------    -----------    -----------

                  Loss from operations ...........       (12,878)        (8,782)       (22,574)       (10,460)

Other income (expense):
    Installment sale .............................          --           19,077           --           23,545
    Gain on debt restructure .....................          --            1,630           --            1,630
    Impairment of idle assets ....................          --             --             --           (1,701)
    Other income .................................          --             --             --            1,093
                                                     -----------    -----------    -----------    -----------

                  Income before income taxes .....       (12,878)        11,925        (22,574)        14,107

Provision for income taxes (Note 3) ..............          --             --             --             --
                                                     -----------    -----------    -----------    -----------

                  Net income .....................   $   (12,878)   $    11,925    $   (22,574)   $    14,107
                                                     ===========    ===========    ===========    ===========

Basic and diluted income per share ...............   $     (0.00)   $      0.00    $     (0.00)   $      0.00
                                                     ===========    ===========    ===========    ===========

Weighted average common shares outstanding .......     6,395,357      6,395,357      6,395,357      6,395,357
                                                     ===========    ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                           1ST NET TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the Six Months Ended
                                                              June 30,
                                                       --------------------
                                                         2005        2004
                                                       --------    --------
                      Net cash provided by (used in)
                         operating activities ......   $(12,744)   $(15,467)
                                                       --------    --------

Cash flows from investing activities:
    Proceeds from receipt of note receivable .......       --        33,545
                                                       --------    --------
                      Net cash provided by
                         investing activities ......       --        33,545
                                                       --------    --------

Cash flows from financing activities:
    Repayment of related party loans ...............       --       (14,323)
                                                       --------    --------
                      Net cash used in
                         financing activities ......       --       (14,323)
                                                       --------    --------

                         Net change in cash ........    (12,744)      3,755

Cash, beginning of period ..........................     12,800       9,077
                                                       --------    --------

Cash, end of period ................................   $     56    $ 12,832
                                                       ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest ....................................   $   --      $   --
                                                       ========    ========
       Income taxes ................................   $   --      $   --
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

Note 2:  Related Party

In prior years, the Company has borrowed funds from an affiliate for working capital. At December 31, 2004, the Company was indebted to the affiliate in the amount of $8,000. No additional advances or repayments were made during the six months ended June 30, 2005. Borrowings from the affiliate are non-interest bearing and due on demand.

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

     Other income and expense

The Company recognizes gains from assets sold in prior years, as the proceeds are received. The Company has chosen to recognize the gain on sale of its newsletter in accordance with the installment method due to the uncertainties involved with the receipt of future payments from the buyer. No amounts were collected during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had $1,124 in total current assets from which to pay its obligations. The Company's current liabilities total $168,188, resulting in a working capital deficit of $167,064. At June 30, 2005, the Company had a cash balance of $56.

On a going forward basis, 1st Net and its 100 percent owned subsidiary SSP continue to maintain holdings of marketable securities. It is not possible, however, to ascertain the actual value that will be eventually realized by the Company when these securities are sold. At June 30, 2005, the market value of the securities totaled $1,068.

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

Management has not obtained any appraisals or expert opinions related to this reorganization with VOS systems, Inc. Factors that management has considered when evaluating the terms of the reorganization with VOS Systems, Inc. include but are not limited to: the lack of business activities, market activity, business prospects and the potential liabilities of 1st Net Technologies, Inc. Additionally, VOS Systems, Inc. has a qualified and active management team, intellectual property and potential for growth.

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

These newly issued shares of 1st Net Technologies, Inc. will be allocated among the Stockholders of VOS Systems, Inc. in the proportion of their share ownership of the outstanding shares of VOS Systems, Inc.'s common stock. Upon completion of the share exchange with the current shareholders of VOS Systems, Inc., they would own approximately 85% of the outstanding common stock of 1st Net Technologies, Inc., resulting in a change in control. 1st Net Technologies, Inc. would own 100% of the outstanding common stock of VOS Systems, Inc. and hold VOS Systems, Inc., a California Corporation as a wholly owned subsidiary.

Change in Control of 1st Net Technologies
As of June 30, 2005, 1st Net Technologies had 6,395,357 shares of common stock outstanding. These shares are held by approximately 203 shareholders of record with the Company's transfer agent.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occurs, the trading price of our Common Stock could decline. We have a history of losses and have incurred losses for the six months ended June 30, 2005. Also, because we expect our operating losses to continue into the future, we may never be profitable. We have an accumulated deficit of $6,288,202 at June 30, 2005. While we are unable to predict accurately our future operating expenses, we currently expect our operating expenses to remain low, as we attempt to close the Agreement and Plan of Reorganization with VOS. If we fail to close the VOS transaction or are unable to find a suitable business to acquire or combine with, we will not succeed. In addition, there is the potential that after a reorganization, profitable business operations could fail to develop with new management and any new business strategies.

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



                                      1st NET TECHNOLOGIES, INC.



Dated: July 28, 2005                  By: /s/ James H. Watson, Jr.
                                      -------------------------------
                                      James H. Watson, Jr.
                                      Principal Executive Officer and Principal
                                      Accounting Officer of the Registrant