Form 10KSB
period 2005-09-30
VOS INTERNATIONAL INC
filed 2006-02-03
CIK 1062273

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[   ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended:

[X]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from January 1, 2004 to September 30, 2005

Commission File Number: 0-27145

VOS INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)

Colorado	0-27145	33-0756798

(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
13000 Danielson Street, Suite J Poway, CA 92064

(Address of principal executive offices)

Registrant’s telephone number, including area code:                   (858) 679-8027
Securities registered pursuant to Section 12(b) of the Act:          None
Securities registered pursuant to Section 12(g) of the Act:          $.001 par value common stock

___________________

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X             No

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

          The issuer’s revenues for the most recent fiscal year were $285,309.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,549,900 as of September 30, 2005.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 21,381,000 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 1, 2006 there were 41,108,114 shares of our common stock issued and outstanding.

          Documents Incorporated by Reference:      None.

          Transitional Small Business Disclosure Format:  No.

PART I

Item 1.   Description of Business

Our Company

          VOS International, Inc. recently acquired VOS Systems, Inc. as our wholly owned subsidiary.  VOS Systems, Inc. is our operating company.

          VOS Systems, Inc. was originally established in 1995 and incorporated in California in November 1999, as a California C-Corporation based in Poway, California. “VOS” is an acronym for Voice Operated Switching.  VOS Systems, Inc. is a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.

          Our executive offices are currently located at 13000 Danielson Street, Suite J, Poway, CA  92064.  Our telephone number is: (858) 679-8027.  We maintain a website at www.vossystems.com.

Our Business

Corporate History

          We were originally incorporated in the state of Colorado on May 14, 1990 as Snow Eagle Investments, Inc.  We were inactive from 1990 until 1997.   On April 2, 1997, we acquired the assets of 1st Net Technologies, LLC, a California limited liability company.  On April 22, 1997, we amended and restated our Articles of Incorporation to change our name to 1st Net Technologies, Inc. and began operations in California in the Internet commerce and services business.

          In 1998, we filed a 15c-211 application with the National Association of Securities Dealers for quotation of our common stock on the Over-the-Counter Bulletin Board under the stock symbol “FNTT.OB.”  The NASD approved our application on November 12, 1998.

          In August 2001, our board of directors decided to suspend our California operations and, subsequently, moved the company’s headquarters to Colorado, our original state of incorporation.  With the closing of our California operations, we maintained no business operations, other then to manage our remaining assets and liabilities.  From August 2001 to August 2004, we were a “shell” company in search of a reorganization candidate.

          On August 30, 2004, we entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., a California corporation.  Pursuant to the Agreement, the VOS Systems, Inc. shareholder would exchange each share of VOS Systems, Inc. common stock for three shares of 1st Net Technologies, Inc. common stock.  VOS Systems, Inc. would then become a wholly owned subsidiary of 1st Net.

          VOS Systems commenced doing business on November 1, 1995.  On March 6, 1996, VOS Systems filed with the California Secretary of State our Limited Liability Company Articles of Organization.  In November 1999, VOS Systems, LLC merged into VOS Systems Inc., a California C-Corporation.  “VOS” is an acronym for Voice Operated Switching.  Since its inception, VOS Systems, Inc. has been a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.

          On August 30, 2005, our shareholders voted in approval of the following proposals: (1) Amending our Bylaws and Articles of Incorporation to increase the number of board positions to five; (2) electing five directors; (3) reorganizing the company with VOS Systems, Inc.,; (4)  amending our Articles of Incorporation to change the name of the company; (5) amending our Articles of Incorporation to increase our authorized capital stock to 90,000,000 shares; (6) issuing the required shares to complete the share exchange pursuant to the reorganization with VOS Systems, Inc; (7) distributing corporate assets to James H. Watson, Jr., our former President and Chairman; and (8) changing our fiscal year to end on September 30.

          On September 16, 2005, we amended and restated our Articles of Incorporation to change our name to VOS International, Inc.  Our trading symbol was also changed to “VOSI.OB.”

General Overview of Business

          VOS Systems, Inc. is our wholly owned subsidiary and only operating division.  Our principal place of business is located at 13000 Danielson Street, Suite J, in Poway, California.  This location is approximately 4800 sq. ft. of which 2000 sq. ft. is warehousing space and the remainder is equally divided into administrative offices and software/hardware development labs.

          Our objective is to become the premier provider of affordable, innovative, reliable, voice operated consumer electronics utilizing our patented switching applications.  We further aim to be a leading solutions supplier to other manufacturers who will integrate our voice control modules into their existing and future product lines. The opportunity to dominate early product applications, engineering applications, and market share is significant and represents a focus of our long-term strategy.

          We specialize in the development of embedded processor speech recognition applications for use in products we ourselves develop.  We also develop speech recognition platforms for other manufacturers to enhance the features of their products.  Currently the Company maintains two patents.  Our core business is based on these patented applications.

          The first is US Patent # 6,188,986 B1 “Voice Operated Switch Method and Apparatus” which covers the use of embedded processor speech recognition in a device that produces control signals in response to voice commands. This device acts as a control interface between utility power and connected electrical devices by connecting, controlling or disconnecting power to the electrical devices based on voice commands.  The second Patent is a continuation on the first, with the Patent Number US 6324514B2. This second patent serves to enhance and broaden the claims of the first Patent. Combined these Patents place our company in a unique position to significantly benefit from an advantageous position in the business of embedded processor switching utilizing voice control.

          In addition to the Patents, we own several trade names and one trademark. The registered trade names include VOS Systems™, Your Voice Turns Me On™, Light Genie™ and Intelavoice™.  Our registered trademark is the VOS MAN.

          Our first major marketing attempts occurred in 2003 when we introduced the IntelaVoice™ Voice Operated Christmas Tree Light Controller on the QVC cable shopping network.  Beginning in July with QVC’s “Christmas in July” special, we presented the Christmas Tree Light Controller five times; the product sold out four out of those five appearances.

          We currently derive our revenues from product sales of the IntelaVoice™ Product Line as well as ancillary products we have brought into our product mix to enhance our presence in the marketplace. We also generate revenues from our engineering services which focus on integration of our patented voice controlled switching technologies into existing or newly conceived products for other manufacturers. And we will continually seek out companies with established infrastructure and synergistic technology with whom we can joint venture.

Market Analysis & Trends

          Following decades of unfulfilled promise, speech recognition technology is finally seen as coming of age, moving beyond directory assistance and primitive dictation products.  Voice activation hardware is now smaller and less expensive, and is seen as a viable interface technology for lighting, small appliances, telephony and automobile applications.

          The consumer electronics market accounted for over $100 billion of sales in the U.S. for 2003 according to the Consumer Electronics Manufacturers Association (C.E.M.A.).  Nearly 16 cents of every dollar consumers spent on durable goods was spent on consumer electronics.

          The primary markets for voice-activated switches are lighting and small appliance control in the home and office. A report submitted to The Consortium for Energy Efficiency by Opinion Dynamics Corporation indicated that there are approximately 165 million lighting fixtures and 15 to 19 million ceiling fans sold annually in United States.  (Source: http://www.cee1.org/resid/rs-lt/fixtureassessment.pdf)

          Although the consumer electronics industry captured mainstream America decades ago, speech-recognition technology should still be considered in its infancy. The larger companies in this area such as: IBM, Nuance Communications, and ScanSoft (formerly Speechworks International), have developed PC-oriented products capable of voice control and have moved these products into the mainstream, with retail sales rivaling or surpassing non-voice-control products of the same variety.  These successes have generated huge competition, but have also opened up new markets for companies, such as our company, able to deliver relevant products at affordable price points for the average consumer.

          The emphasis on speech recognition as it relates to non-PC electronics, however, has only just begun to capture the imaginations of companies seeking to find a “fresh” approach to an old concept. Previously cost-prohibitive for the average consumer, more and more companies are realizing that speech-recognition technology will become the electronics “flagship” during the early years of this millennium.  For example, cellular telephone manufacturers such as Kyocera, Motorola and Nokia, to name but a few, have added voice dialing capabilities to their handsets, continuing the trend of increasing relevance for voice control technology in consumer markets.  In fact, the number of independent companies in the non-PC arena is increasing proportionately, and the companies that survive will be those with the critical competitive “edge.” We believe that we have that edge.  After years of R&D,  we believe that we have gained valuable expertise in embedded processor applications and with our patented switching technology can dramatically increase our chances for longevity, profitability and success.  It is clear that the world of technology is struggling to achieve a better user experience with less frustration.  However, what has been developed to date to accomplish this goal is, for the most part, dependent on the hardware and software of a computer.  Unfortunately, the average consumer may or may not have access to a computer terminal; thus, software-driven voice-command products and services are incongruous with this consumer’s lifestyle.  Moreover, this same consumer does not necessarily need the services of stock quotes or web browsing or airline purchases.  He/she simply wants a more convenient, practical way of turning the lights on or adjusting the climate control of their living room.

          We have addressed the challenges of the average consumer by focusing on non-PC electronic products that are controlled by this consumer without the need for a PC as an intermediary.  Recent technological advancements in speech-recognition hardware and imbedded processor technologies have allowed for the emergence and viability of a new market segment for voice-controlled products within the massive consumer electronics market.  We believe that technology should reach out and speak the consumer’s language, making the consumer’s life easier and less complex.  We see this ability to provide affordable, reliable voice-operated consumer electronic products in the non-PC market as a significant opportunity.

          Consumers with special needs, such as the physically challenged and the elderly, make up a particularly attractive market segment.  Individuals with limited hand use or mobility issues face a wide variety of functional limitations.  Arthritis sufferers are but one subset of potential customers for VOS.  The Center for Disease Control (CDC) indicates that “arthritis and chronic joint symptoms affect nearly 70 million Americans, or about one of every three adults, making it one of the most prevalent diseases in the United States. As the population ages, this number will increase dramatically.” (Source: Center for Disease Control, http://www.cdc.gov/nccdphp/arthritis/index.htm)  Home and office automation products from VOS can greatly improve the quality of life for people who suffer from these types of disabilities.

          According to the 2004 Report published by the National Task Force on Technology and Disability, “worldwide, there are an estimated 500 to 700 million people with disabilities and the market segment of Americans with disabilities is large and diverse.  More than 50 million Americans, one in five people, have a disability. Socioeconomic trends such as aging have contributed to the growth of the population with disabilities.  This group represents the largest minority subgroup in the U.S.  It is estimated that 61 percent of people with disabilities are working-age adults, between 16 and 64 years old.  Adults with disabilities, particularly those who work year-round, full-time, represent a sizable block of discretionary income. Indeed, one estimate is that the aggregate income for adults with disabilities is in excess of $1 trillion, of which more than $175 billion is discretionary.” (Source: National

Task Force on Technology and Disability, 2004 REPORT “Within Our Reach”, www.wid.org/publications/ Technology%20and%20Disability.doc).

The Competition

          We believe that our company is unique in the electronics industry.  Although our principal technology is speech-recognition based, our engineers have also developed multi-mode products that incorporate various other control interfaces such as touch and infrared, which are commonplace in the industry today.  Direct (same technology) competition is very limited for the IntelaVoice™ product line.  Although other companies are currently working on various applications of speech-recognition technology and non-speech-based controls, a substantial market opportunity for non-PC-driven, voice-operated consumer electronic products remains virtually untapped.  We are poised to drive the growth of the market for home and office automation products that utilize the human spoken word as a primary interface.

          There are numerous companies specializing in speech-recognition software (e.g., IBM, Microsoft, AT&T, and OKI).  Several other companies:  Lutron, Leviton, and General Electric, specialize in power controllers with various base technologies. These technologies cover a wide range of applications, such as manual switches, motion detectors, infrared, microwave, timers, and sound- (noise-) activated switching (the Clapper).  However, combining speech recognition (voice activation) and embedded-processor (non-PC based) technology to accomplish hands-free switching is unique and VOS is the pioneer in this application.

          On a much lower level, The Clapper ™ can be viewed as both a competitor and an indicator that the market is ready for IntelaVoice™ voice-operated control products. The Clapper™, as many people know, is an On/Off device that is activated by the sound of clapping hands (as well as a wide range of other commonly occurring sounds, which makes for a high incidence of “false positives”—the tendency of the device to react to unintended audio input).  Although it continues to use dated technology, The Clapper™ consistently manages to sell over 1 million units annually and is still seen as an alternative to turning on a light manually. At a price point of $22.95 retail, this product generates an estimated $23 million in revenues while its technology and functionality are far inferior to those of the IntelaVoice™ products.  Although technologically primitive in comparison to the VOS products, heavy advertising has created huge market awareness of the Clapper™ as an alternative to standard lighting controls.  It is possible this market awareness will ultimately prove very beneficial to the IntelaVoice™ line.

Products

          The Company has committed to developing an entire product line of voice activated power controllers. Lighting is the first platform on which the Company has chosen to demonstrate the flexibility and functionality of our patented voice control methodology, featuring such products as the IntelaVoice™ Christmas Tree Controller, Light Switch, Dimmer, Wall Switch/ Dimmer and the Tabletop Universal Lamp Controller. In addition, we have developed a Ceiling Fan Voice Controller and the VCO (Voice Controlled Wall Outlet), and are currently developing a Thermostat Voice Controller. We also have acquired products from outside sources that expand and enhance our product mix. These include, but are not limited to, an infrared wall switch with touch control, a video entry system and various other consumer products.

Lead Products to Date

          A.            Intelavoice™ Voice Operated Christmas Tree Light Controller

          Turns your Christmas tree lights on and off just by saying the word “lights”. Installation is as simple as plugging the unit into a standard outlet and then plugging the light strand into the IntelaVoice™ switch.

  Convenient—Makes it much easier to turn Christmas tree lights on and off; eliminates the need to crawl under the tree or reach behind furniture to plug-in/unplug.

  Inexpensive—Benefit of modern technology without costing an arm and a leg.

  Brings the family together—Fun and easy to use for young and old, lights are used every time someone is in a room.

  Spirit of the Season—lighting a tree and other lighted ornaments is a reminder of the season.

  Versatile—Can be utilized with other household lights and appliances year-round.

  Customizable—Programmable features allow any family member to personalize the product and the message.

          B.            Intelavoice™ Dimmer

          The world’s first voice automated lamp dimmer. Dims lamps with simple voice commands and features three levels of brightness.  Installation is as simple as plugging it into a standard outlet and then plugging the item to be controlled into the IntelaVoice™ switch.

  Modern Luxury—Cutting-edge technology makes living/working spaces stylish and more functional.

  Intelligent—Creates Value by lamps/lights already in the home more valuable by adding functionality.

  Energy Efficient—Dimmer feature uses less electricity than normal wattage.

  Cost Effective—Pays for itself in a matter of months with savings from lower energy usage and extended light bulb life.

  Versatile—Can be utilized with other household lights and appliances (less than 200 watts).

  Customizable—Programmable features allow any user to personalize the product.

  Status—Unique and practical technology that will be in all homes and offices but is new enough that not everyone has it yet.

          C.            IntelaVoice™ Voice Operated Light Switch

          Our original product concept, this device is the first in a series of voice operated products with high quality speech recognition.  The IntelaVoice™ switch was developed in response to customer demand for reliable and affordable voice automation.  Key features include the convenience of lights on demand via hands free remote voice operation and increased safety associated with elimination of the need to search for a light switch in a dark room.

  Constant listening.

  Speaker independent operation, allowing it to work with anyone’s voice.

  Preprogrammed vocabulary, no training required.

  High speed speech recognition and command response.

          D.            Tabletop Universal Lamp Controller

          The latest product from VOS Systems, this stylish tabletop unit features voice activation, infrared remote and touch control.  What’s more, the infrared remote control function interfaces with any standard television or stereo remote to make this product the height of convenience.  Simply plug the cord from the Tabletop Universal Lamp Controller into a wall socket and then plug the lamp into the back of the Tabletop Universal Lamp Controller for instant, advanced and affordable home automation.

  Utilizes 3 innovative technologies simultaneously to operate and dim your favorite lamp.

  Voice control, touch control and infrared remote controls will operate this unit at any time.

  Works with any infrared remote control TV, Stereo, DVD and VCR.  Just push any button to turn it on/off and dim your lamp.

  Convenient touch control operation for easy on/off and multiple levels of brightness with just a gentle touch.

  The newest speech recognition technology for hands free operation.

  Conserves energy and saves money.

  Extends bulb life substantially.

           E.             Video Entry System

          The Video Entry System (VES) is an easy-to-use video intercom system for security conscious business people and homeowners. It is designed to reduce the anxiety that comes with not knowing who is at the door prior to opening it. The VES provides unmatched security for the home or office. When a visitor presses the outdoor call button, the video camera automatically transmits the image of the visitor to the indoor unit while a pleasant electronic chime signals that a visitor is at the door. The sharp CRT monitor gives a clear view outside the door, day or night. A two-way intercom enables clear, easy audio communications, or inconspicuous listening if desired.

  Automatic Video Transmission

  Easy Installation

  Push-button simplicity

  High-quality Video Image Resolution

  “Auto Iris” camera exposure automatically adjusts to suit light conditions

  Optional electronic door release function

          F.             Park N Place

          Park N Place is an electronic lighted stop sign with touch sensors that is attached to a flexible, fiber glass spring pole. It is placed in the back of a garage and when the car makes contact with the pole, the sign will light up indicating to the driver to park their car. The Park 'N Place eliminates costly car door and front end dings that happen right inside your own garage.

          Park N Place is currently selling very well through various catalogs, including SkyMall, Taylor Gifts, etc. Park N Place will be on the front cover of the upcoming Taylor Gifts catalog and has been selected again to run in SkyMall. A 2-minute TV spot has already been produced for DRTV which will begin airing on national cable beginning in January. In addition, a nationwide internet marketing campaign will be launched shortly, it will begin selling through eBay, and Park N Place will continue to expand its retail distribution.

          G.                  Other Product Opportunities

          We expect to also offer a wide array of non-voice command products as we expand our marketing channels and believe we will be able to successfully market and distribute a wide array of products.

Market Overview/ Sales Strategy

          We are dedicated to advancing, both technologically and creatively, the product selections available using voice-recognition technology.  We are positioned as the unique supplier of affordable, consumer household items controlled by voice.  Our team is dedicated to produce real-world solutions to simple, everyday needs based on the use of cost-effective speech recognition technology. It is our intent to affect changes in the way society approaches the living environment by adding a level of control and empowerment that has not been available due to the restrictions of technology and overall cost constraints.  We intend to enter into the lighting controller market first in order to establish a footprint for our technology and the IntelaVoice™ brand.  Voice control is a challenging and rapidly evolving area among several varying industries, and the potential for innovation is enormous.

          We have been test marketing our products for the past 5 years.  Today, we believe that performance and costing limitations that previously hindered our earlier efforts have been resolved.  The ongoing research and development, both in-house and with our chip provider; Sensory Inc., has paid off.  Technicians from both companies gained an enormous amount of expertise in the course of our respective R&D efforts.  As we move towards 2006, we are now capable of providing an acceptable level of functionality while simultaneously achieving price points the markets will accept.  The IntelaVoice™ Product Line is secure in its core design and is moving forward with the development of additional product offerings.  We intend to cover all major switching currently used and to create products that utilize the VOS Systems Patented hardware circuit.  The products in the IntelaVoice™ line currently are the plug in Voice Operated Christmas Tree Light Controller, Light Switch, Dimmer and the Wall Switch Dimmer w/touch control.  Over time, we intend to introduce products to address all utility power sources with the VOS designs.

          The primary sales channels to date for the IntelaVoice™ product line are shop-at-home cable television channel QVC, specialty catalogs such as Hammacher-Schlemmer and 7th Avenue, boutiques such as Brookstone and Sharper Image, and the “do-it-yourself “chains such as Home Depot, Lowes, and TrueValue hardware.  Once we achieve increased product and brand awareness, consumer electronic specialty stores such as Circuit City and Best Buy, lighting stores such as Lamps Plus, the mass market consumer outlets such as Wal-Mart, Target, and K-Mart Stores and drug store chains such as Rite Aid and Walgreen’s will also become important distribution channels.  Age-specific catalogs, such as Maturity Magazine and similar AARP circulations, as well as periodicals targeting the physically challenged will also be used both in product feature articles and product advertising.  Products are currently available through True Value, Miles Kimble, Dynamic Living and Smart Home USA.

          We intend to create and launch direct television (DRTV) marketing campaigns around products that generate strong interest and sell-through in demonstrations on cable shopping channels such as QVC as well as in other television venues.  This strategy will allow us to market select products directly to consumers with the goal being to capture significantly higher gross margins than are typically available when distributing to retailers.  Going forward, we intend to develop or acquire additional products that have the potential to generate significant sales via DRTV.  Existing relationships with various DRTV industry leaders and marketing companies will allow VOS to cost-effectively evaluate and qualify new products as strong DRTV candidates.  In so doing, we intend to reduce the financial risk that typically accompanies a new DRTV marketing campaign.  The sales potential of a respective product on television will be tested and established prior to our making any significant investment.  This is the methodology that led to the emerging DRTV strategy for the IntelaVoice™ Christmas Tree Light Controller, and one that we believe can be extended across product categories.  Another benefit of this approach to product development and marketing is that additional product diversification may ultimately reduce the overall business risk that we must manage.

          We anticipate that our DRTV campaigns will consist of two phases, a test phase and an expansion phase.  In the testing phase, we will commission the production of a broadcast quality television commercial, purchase a limited amount of television airtime, establish telemarketing, order fulfillment and customer service functions and air the commercial.  We will only transition a DRTV campaign to the expansion phase after a successful test.  Success in the context of a test will vary with each product or campaign but will generally relate to the generation of unit sales, revenues and other performance metrics that we deem to indicate significant profit potential.  Should a test fail to satisfy the metrics we require to transition into the expansion phase through DRTV, the campaign would be altered to focus on alternative marketing and distribution channels, such as print, catalogs, radio, internet, and retail.

          Significant additional funds will be required in order to transition any of our DRTV campaigns into the expansion phase.  We intend to seek such funding from entities that specialize in financing DRTV campaigns.  After a successful media test, several media funding options become available to finance the rollout of the DR campaign. Each has a set of criteria that it applies to those results and if they are met to satisfaction, the applied funding is made available. The media financier takes no equity position, no royalties, or profit splits. There are no pre-determined spending limits and they don’t control the media content of the campaign. Repayment is effected as revenues are allocated first to the repayment of principal plus a financing fee.  This is not “cheap money”, but it allows us to leverage the capital we do have and improve our expected returns by increasing the total number of campaigns we are able to launch. In turn, this reduces the Company’s overall risk level by diversifying it through a variety of product campaigns.

          We will continue to seek success in both upscale and mass merchandise channels by coordinating retail channel development with DRTV product launches.  The objective is to leverage dollars that are already being invested in television media to drive additional business with retailers.  Discussions with merchandising managers for specialty stores and mass merchandise channels alike indicate that the best advertising solution as far as retailers are concerned occurs when advertising is combined with product displays.  Thus, point of purchase (POP) displays, both for countertop placement and floor placement at strategic locations within stores, will be very important and complementary promotional tools in the retail channel.

          We will also continue to develop an original equipment manufacturer (OEM) channel as the IntelaVoice™ products gain wider acceptance.  We believe that the convenience, ease, adaptability, and freedom of voice-controlled electronic products will spur the integration into and acceptance of our technology in everyday activities much as how computers, televisions, video games, built-in dishwashers, and HVAC have become basic comforts for people around the world. The logical extension of mainstreaming voice-activated products in the retail venue is to provide companion industries with these products on a mass scale.  Current examples of our work in this area include Hunter Fan, for which we developed a voice activated control module for their ceiling fans, and Hearth Industries, makers of Heat-N-Glo™ gas fireplaces.  Companies such as Intermatic™, who currently exhibit market dominance in lighting controllers and timers, are a strong fit for our products.  Such OEMs may consider embedding the technology directly into other categories of small appliances, such as alarm clocks, thermostats, and coffee makers. Potential OEM clients would also include major switch manufacturers such as Leviton and Recton and retail giants such as the Radio Shack stores.

          We are moving to position ourselves as the leader in application solutions that utilize embedded processor speech recognition to control various switching functions.  Our patents enable us to sell a packaged solution that can be customized for specific product applications.  It is our experience that manufacturers prefer not to engineer in-house the voice component that VOS already has developed and patented.  We see this as a tremendous advantage.  Not only can we supply the switching component to them but we can take care of all aspects of integration required to custom our technology for distinct product requirements.  Our relationship with our chip provider, Sensory Inc., is such that they consider us as an engineering arm for their customers’ product development. We rapidly do prototyping in-house and provide technology assistance that allows for custom programs to be placed on the chip for specific command formats. Thus, we are able to deliver complete solutions packages on a contract basis to meet specific customer needs.  Revenues from these engineering contracts augment our other marketing activities.

Item 1A.   Risk Factors and Cautionary Statement Regarding Forward-Looking Information

          An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this report before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.  The trading price of our common stock could decline due to any of these risks.

There is a limited trading market for our common stock.

          Our common stock is traded on the OTC Bulletin board under the symbol “VOSI.OB.”  There has been limited trading activity in our stock recently, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  A consistently active trading market for our stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.  It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

Trading in our securities could be subject to extreme price fluctuations that could adversely affect your investment.

          The market prices for securities of similar companies, particularly those that are not profitable, have been historically highly volatile.  Publicized events and announcements may have a significant impact on the market price of our common stock.  In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging companies, such as ours, and which are often unrelated to the operating performance of the affected companies.

          These broad market fluctuations may adversely affect the ability of a stockholder to dispose of our common stock at a price equal to or above the price at which the common stock was purchased.  In addition, in the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

          As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

Substantial sales of our stock may impact the market price of our common stock.

          Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

We do not expect to pay dividends for the foreseeable future.

          For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this report may not be accurate.

          Any and all projections and estimates contained in this report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

We will need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

          Based on our current plans, we believe that we do not have sufficient financial resources to meet our operating expenses and capital requirements.   Accordingly, we will need to obtain additional funds.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

          You should be aware that in the future:

  we may not obtain additional financial resources when necessary or on terms favorable to us, if  at all; and

  any available additional financing may not be adequate.

  we may be required to sell shares of our common stock at extremely discounted prices in order for us to obtain additional financing.

          If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to operate.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of any prospective local management personnel could weaken our management team adversely affecting our operations.

          Our success largely depends on the skills, experience and efforts of our senior management, particularly our President and Director, Allan Ligi, our Director and Chief Financial Officer, Dennis LaVorgna, our Director and Chief Operations Officer, Richard B. Matulich and our Director and Secretary, Donald Nunn. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to operate efficiently.  Key executives, Allan Ligi and Richard Matulich, maintain life insurance policies of $2 million each.

Our officers and directors own a significant number of shares of our common stock.

          Our directors and officers beneficially own approximately 32% of the outstanding shares of our common stock.  This amount does not constitute a majority, however if such persons act in concert, they will have significant power to elect our directors and, subject to certain limitations, effect or preclude fundamental corporate transactions .

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

          Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

We have an unproven business plan and limited operational performance.

          While we continue our efforts to implement our business plan, the likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of an unproven business and the competitive environment in which we operate.   Our long-term viability, profitability and growth will depend upon successful commercialization of existing products, and the development and commercialization of new products relative to its business plan.  We have a limited operating history consisting of primarily of test marketing of its products. Current performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive consumer electronics industry.

We may not be capable of keeping up with rapidly evolving markets.

          We have limited operating performance and face many of the risks and difficulties frequently encountered in rapidly evolving markets, including the voice-operated products market.  These risks include the ability to:

  Increase awareness of the VOS Systems brand;

  Strengthen user loyalty;

  Offer compelling and interesting content;

  Maintain current strategic relationships, and develop new strategic relationships;

  Attract a large number of advertisers from a variety of industries that wish to be associated with family value content;

  Respond effectively to competitive pressures;

  Continue to develop and upgrade technology;

  Attract, retain and motivate qualified personnel.

Our  revenues are derived from a limited number of products and services.

          A relatively small number of products and services have provided our revenues throughout our operating history.  In 2003, engineering contract services from one customer (33.6%), the IntelaVoice™ Voice Operated Christmas Tree Light Controller (23.0%) and the Video Entry System (19.6%) comprised approximately 76.2% of our revenues.  Because we intend to continue to rely on products such as these, it is possible that our dependence on revenues from a limited number of products will continue in the future.  If there is a significant reduction in product sales or the loss of demand for one or more of our largest products, and this is not replaced by new products or an increase in business from existing products, then there would be a material adverse effect on our business, results of operations and financial condition.  Even if we are able to introduce new products, such new products may not be successful.  Our future success depends on our ability to spread our revenue (sales) stream over a larger number of products in a given period and to more effectively exploit the full revenue potential of each product it introduces through all levels of consumer marketing, whether directly or through third parties.

We have significant fluctuation in our quarterly results.

          We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance.  The operating results of companies in the consumer electronics industry have in the past experienced significant quarter-to-quarter fluctuations.  If revenues for a quarter fall below our expectations and we are not able to quickly reduce spending in response, our operating results for that quarter would be harmed.  As with other companies in the consumer electronics industry, our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on expectations of future revenues and are relatively fixed in the short term.

We compete in a highly competitive industry.

          The market for voice operated consumer electronic products is extremely competitive.   We anticipate that competition will intensify as current competitors expand their product offerings and new competitors enter the market.  There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures that we face will not harm our business, operating results or financial condition.  Because there are relatively low barriers to entry in the consumer electronics market, competition from other established and emerging companies may develop in the future.  In addition, our customers and partners may become competitors in the future.  Our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate.  In addition, many of our competitors may also have well-established relationships with its existing and prospective customers.  Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and decrease or loss of our market share, any of which could harm our business, operating results or financial condition.  In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. There can be no assurance that the voice-operated consumer products offered by our competitors now or in the future will not be perceived by buyers and suppliers as superior to ours.

If potential customers are not willing to change to, or adopt, our switching solution, growth and revenues may be adversely affected

          The failure to generate a large customer base in all areas of its business would harm our growth and revenues.  This failure could occur for several reasons.  Larger more established companies could impede our ability to enter marketplace with any significant presence by restricting the retailers ability to feature its products by offering incentives to feature their alternative products.  These incentives could be monetary or in the form of discounts and advertising dollars.  Businesses may be reluctant to try a new product especially in view of the current economic conditions where retailers are held to very tight margins and decreasing revenues in general. These companies may choose to restrict their floor and shelf space for proven products with historically guaranteed returns and sell throughs. Also, although we believe our products are innovative, consumers may be resistant to this new way of using voice to control their environment.  Confusion as to the complexity of operating products by voice may be encountered due to customers misunderstanding or pre-conceptions of voice recognition. Confusion and uncertainty in the marketplace may inhibit customers from adopting our switching solution, which could harm our business, operating results and financial condition.

Seasonal and cyclical patterns may adversely affect our business.

          We believe that our product sales in traditional consumer electronics are generally lower in the first and second quarters each year.  Our products will be affected by these trends in several cases and as a result, may experience lower revenues in the first and second quarters each year.  Seasonal and cyclical trends in the retail sector may also affect revenues.

The market for speech recognition consumer electronics is still developing.

          We expect to derive nearly all of our revenues through the acceptance of our Voice Control Modality. There are currently no established companies in the voice controlled consumer electronics area to compare against as our products and applications are unique.  We believe that consumers will readily accept and embrace this concept driving sales of existing products, encouraging the development of new products and encouraging other manufacturers to add this paradigm of voice control to their product lines.  Failure for this market to develop or developing slower than expected could significantly adversely affect our operating results and financial condition.

Significant growth could place a strain on our resources.

          If we are unable to manage growth effectively, our business could be adversely affected.  We expect to experience significant growth, both internally and through acquisitions.  This anticipated future growth would place a significant strain on our resources.  In an attempt to manage our growth, we intend to implement operational and financial systems, procedures and controls.

We need to need to manage our expanding operations and key employees.

          In the event we are successful in achieving market acceptance of our products, we will be required to expand its operations quickly, requiring the establishment of technical operations, system administration, and sales and marketing in each target market.  This will likely result in new and increased responsibilities for management and place significant strain on our management, operating and financial systems and other resources. To accommodate such growth and compete effectively, we will be required to implement and improve information systems, procedures and controls, and to train, motivate and manage its work force.  Our future success will depend to a significant extent on the ability of our future management personnel to operate effectively.  There can be no assurance that our personnel, systems, procedures and controls will be adequate to support  our future operations.  We are dependent on our ability to continue to attract and retain qualified technical, managerial and marketing personnel.

We face potential product liability claims for the products we sell.

          Consumers may sue us if any of the products that it may sell are defective, fail to perform properly or injure the user.  We have very limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products.  Although agreements with manufacturers are expected to contain provisions intended to limit its exposure to liability claims, these limitations may not prevent all potential claims.  We may be exposed to liability claims in connection with the information it provides.  Liability claims could require us to spend significant time and money in litigation and to pay significant damages.  As a result, these claims, whether or not successful, could seriously damage our reputation and business.

We may not be able to protect our intellectual property rights.

          We rely upon a combination of patents and patents pending, proprietary technology and know-how, trademarks, copyrights, confidentiality agreements and other contractual covenants to establish and protect  our intellectual property rights.  There can be no assurance that the steps we have take to protect our intellectual property will be adequate to prevent misappropriation of that intellectual property, or that our competitors will not independently develop products substantially equivalent or superior to our products.  We believe that our business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against us and that,, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all.  The loss of such rights (or our failure to obtain similar licenses or agreements) could have a material adverse effect on our business, financial condition and results of operations.

We may be sued for viability of  our two (2)  patents on voice controlled switching

          We were recently involved in litigation concerning our intellectual property rights.  It is reasonable to assume that this will not be the last challenge that is made to our patents as they are arguably very broad in scope with regards to voice controlling A/C power on an embedded platform.   We may be financially strained in maintaining multiple litigations in defense of its claims.   Moreover, it is possible that we may lose our patent rights, which would significantly reduce or eliminate our ability to license our intellectual property rights to other manufacturers.

Competition for personnel in the consumer electronics industry is intense.

          We might be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future.  We expect to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of rapid growth and expansion.  In addition, there is significant competition for qualified employees in consumer electronics industry in general.  If we do not succeed in attracting new personnel or retaining and motivating current personnel, business may be adversely affected.

We may not be able to respond to rapid technological change.

          The consumer electronics market is expected to be characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards.  The recent growth of speech recognition and voice-controlled products is expected to exacerbate these market characteristics.  To achieve our goals, we will need to effectively integrate the latest in embedded processor speech recognition technologies and platforms required to enhance and improve product offerings and manage our business.  Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its products.  We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services.  In addition, new enhancements must meet the requirements of current and prospective users and must achieve significant market acceptance.  We could also incur substantial costs if we need to modify our services or infrastructures to adapt to these changes.

Our products depend upon the continued availability of licensed technology used by our hardware suppliers.

          We will continue to use certain technology integral to our products from our hardware suppliers.  If these suppliers fail to maintain their technology licenses, design modifications necessary to make our products operate on alternative hardware platforms, could cause delays in product development and negatively impact the cost of our products.  There can be no assurance that the necessary hardware will continue to be available to the Company on commercially reasonable terms, if at all.

Social, political, and economic risks associated with foreign operations and international trade could adversely affect our business.

          Our products are manufactured in China.  Consequently, we are exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations and international trade, including changes in the laws and policies that govern foreign investment and international trade in territories and countries where it currently has operations and conducts international trade, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign investment and trade.  Any such social, political, or economic changes could pose, among other things, the risk of finished products and raw material supply interruption or significant increases in finished product and raw materials prices.  In particular, political or labor unrest in China could result in interruptions in production of our products.  If China is denied status as a most favored nation at any time, there could be negative repercussions for U.S. companies doing business in China.  In addition, China does not have the same system of property rights enjoyed in the United States, nor does China have strong trade and jurisprudence treaties with the United States.  Consequently, U.S. companies have faced continuing problems enforcing intellectual and contractual property rights in China.  There can be no assurance that we can rely on any intellectual or contractual rights in China.  Finally, China does not have an independent court system.  If there is a dispute over proprietary or other rights in China, there can be no assurance that the Chinese courts will treat us fairly or that resolution of the dispute would be governed by U.S. principles of jurisprudence.

Development or Acquisition of New Products.

          The general success of an organization like VOS and its ability to maintain and increase revenues depends on its continuing ability to develop, improve and exploit new products and licensing opportunities.  The Company’s marketing operations are dependent on its continuing ability to develop or obtain rights to new products to supplement or replace existing products as they mature through their product life cycles. The Company’s future results of operations will also be dependent upon its ability to proactively manage its products through their life cycles. If VOS fails to maintain existing products and licensees or develop or attract new products or licensees, then this could have a material adverse effect on VOS’s business, results of operations and financial condition.

In our business, we are faced with unpredictable product life; inventory management and product returns.

          Product sales and results of operations for a given period depend upon, among other things, a positive customer response to our marketing efforts, our effective management of product inventory and each product’s life cycle.   Our marketing operations are dependent upon our continuing ability to develop or obtain rights to new products to supplement or replace existing products as they mature through the product life cycles. Our future results of operations will also be dependent upon its ability to proactively manage its products through their life cycles. Customer response depends on many variables, including the appeal of the products being marketed, the effectiveness of the marketing message, the availability of competing products and the timing and frequency of advertising. One or more of our new products may not receive market acceptance.  It is possible that, during a product’s life, unanticipated obsolescence of such product may occur or problems may arise regarding regulatory, intellectual property, product liability or other issues which may affect the continued viability of the product for sale.  This may result in our holding a sizable inventory position in such product.   Although we attempt to develop products with extended product lives, our products will have a limited market life.  It is, therefore, extremely important that we rapidly realize the potential of each successful product.  A product that has produced significant sales may not continue to produce significant, or any, sales in the future.  As a result, we are dependent upon our ability to adapt to market conditions and competition as well as other factors which affect the life cycles of its products and its ability to continue to identify and successfully market new products.  If newly introduced products fail or there are significant delays or failures in the introduction of new products, then this would adversely impact our results of operations in terms of both lost opportunity cost and actual loss of dollars invested.  Even when market acceptance for our new products occurs, our results of operations may be adversely impacted by returns of such products, either pursuant to the our product satisfaction guaranties or otherwise.  If returns are higher than expected, then our business, results of operations and financial condition would be materially adversely affected.

The nature of the direct television (DRTV) marketing industry.

          The worldwide DRTV marketing industry is characterized by extreme competition for products, customers and media access.  Our future in this industry will depend in part on its access to, and efficient management of, media time; the introduction of successful products and the full exploitation of such products through not only direct marketing but also traditional retail marketing and other channels of distribution; the ability to enhance product lines and support product marketing and sales with efficient order fulfillment and customer services; and ability to successfully integrate the entities or businesses we have or may acquire into an efficient enterprise.  The future revenues of the business will depend substantially on our ability to: (1) create and maintain an effective, integrated organization that develops, introduces and markets products that address changing consumer needs on a timely basis; (2) establish and maintain effective delivery platforms for its products; and (3) develop new and expand established geographic markets.  We may not be able to achieve these goals. While we maintain an internal product development group responsible for seeking out new products from third parties, there can be no assurance that present and potential third-party product providers will choose to market products through us in the future.  If we experience any significant delays or reductions in product introductions in future periods, then our business, results of operations and financial condition could be materially adversely affected.

We will require significant additional capital requirements specific to our planned Direct Response Television Marketing.

          We intend to create and launch DRTV marketing campaigns around products that generate strong interest and sell-through in demonstrations on cable shopping channels such as QVC as well as in other television venues.  Campaigns will consist of two phases, a test phase and an expansion phase. Significant additional funds will be required in order to transition any of our DRTV campaigns into the expansion phase.  We intend to seek such funding from entities that specialize in financing DRTV campaigns.

We depend upon third-party manufacturers and service providers.

          We have historically been dependent on third-party sources, both foreign and domestic, to manufacture all of our own products that it markets and will rely on others to provide certain telemarketing services.  We will also rely on third parties for physical fulfillment of its product orders.  If we are unable, either temporarily or permanently, to obtain a timely supply of product to fulfill sales orders for one of our own products or to satisfy orders for such products, then this would have a material adverse effect on our results of operations.  Moreover, our ability to cause its manufacturing sources to meet its production and order fulfillment deadlines at reasonable costs and produce a high-quality product or render quality service is important to its business.  We may not be able to successfully manage this process in such a way to maximize its sales of its products.  In addition, we retain title to its products while at such fulfillment centers.  Although we intend to maintain business interruption insurance and other insurance for its business, the termination of or adverse change in our relationship with any such fulfillment center or the partial or total loss to any of these facilities or our inventories stored there may have a material adverse effect upon our business, results of operations and financial condition.

We intend to expand international operations and these efforts may not be successful in generating additional revenues.

          Although we have yet to generate any significant international revenues, we are planning to increase our international operations and sales efforts.  There can be no assurance that we will generate international revenues or that the risks of international sales and operations will not harm our company.

  International business involves inherent risks, and we anticipate the risks that may affect our operations:

  Unexpected changes in regulatory requirements and tariffs that may be imposed on consumer electronics;

  Difficulties in staffing and managing foreign operations;

  Longer payment cycles and greater difficulty in accounts receivable collection;

  Potentially harmful tax consequences;

  Fluctuating exchange rates;

  Price controls or other restrictions on foreign currency; and

  Difficulties in obtaining export and import licenses.

           In addition, we have only limited experience in marketing, selling and supporting its products and services in foreign countries.  We do not have any experience in developing foreign language versions of its products.  This may be more difficult or take longer than anticipated due to international problems, such as language barriers or currency exchange issues.

We face uncertain government regulations.

          All business ventures are subject to changing laws and government regulations.  We are unaware of any specific areas of concern at the present time, and have no knowledge of any existing legislation or government regulatory issues that would be likely to have a seriously adverse impact on our business or present or future plans.

We face uncertain acceptance and maintenance of our company brand.

          We believe that the establishment and maintenance of a brand identified with our products is critical to attracting and expanding its customer base.  While we are confident that our current products will provide an excellent foundation for developing brand awareness, no assurance can be given that such branding efforts will be successful.  Promotion of brand awareness among users will depend, among other things, on our success in its marketing efforts and the usability of its products and services, none of which can be assured.

Cautionary Statement Concerning
Forward-Looking Statements

          Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties.  These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2.  Description of Property

          At present, we do not own any property.  The Company’s main headquarters at 13000 Danielson Street, Suite J, Poway, California 92064 comprises 4,800 leased square feet, which accommodates the executive, accounting, sales and marketing, technical development, administration, accounts payable and accounts receivable and product distribution and warehousing. Our telephone number at that location is (858) 679-8027, and our Internet address is www.vossystems.com.  We may require larger accommodations if we grow.  We believe there is an adequate supply of suitable space in the Poway areas on terms acceptable to us.

Item 3.  Legal Proceedings

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          On August 30, 2005, at the annual meeting of our shareholders, a majority of our shareholders voted in approval of the following proposals:

          1.             Amending our Bylaws and Articles of Incorporation to increase the number of board positions to five;

          2.             Electing the following directors to the board: Allan J. Ligi, Richard B. Matulich, Dennis LaVorgna, Donald A. Nunn and Arnold C. Ligi;

          3.             Reorganizing the company with VOS Systems, Inc.;

          4.             Amending our Articles of Incorporation to change the name of the company;

          5.             Amending our Articles of Incorporation to increase our authorized capital stock to 90,000,000 shares;

          6.             Issuing the required shares to complete the share exchange pursuant to the reorganization with VOS Systems, Inc;

          7.             Distributing corporate assets to James H. Watson, Jr., our former President and Chairman; and

          8.             Changing our fiscal year to end on September 30.

          The number of votes for, against or withheld for each of the above proposals was as follows:

                    Proposal 1:

For	Against	Withheld

5,205,123	6,600	100

Proposal 2:

Name	For	Against

Allan J. Ligi	5,201,823	10,000
Richard B. Matulich	5,203,823	8,000
Dennis LaVorgna	5,203,823	8,000
Donald A. Nunn	5,201,823	10,000
Arnold C. Ligi	5,203,823	8,000

Proposal 3:

For	Against	Withheld

2,023,070	3,100	200

Proposal 4:

For	Against	Withheld

5,211,523	100	200

Proposal 5:

For	Against	Withheld

2,009,770	14,400	2,200

Proposal 6:

For	Against	Withheld

2,013,770	11,600	1,000

Proposal 7:

For	Against	Withheld

1,995,920	29,650	800

Proposal 8:

For	Against	Withheld

5,204,723	600	6,500

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

          Our common stock trades on the OTC Bulletin Board under the symbol “VOSI.OB.”

          As of December 31, 2005, there were approximately 293 record holders of our common stock.

          We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

          Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment.  Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

          Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock.  In addition, stock markets have experienced extreme price and volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

          Securities Authorized for Issuance Under Equity Compensation Plans.

          The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of January 18, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (2)	-0- (3)	n/a (3)	820,000

Total	0	n/a (3)	820,000

(1)           We do not have any equity compensation plans approved by the security holders.

(2)           Amended 2005 Stock Incentive Plan.  Our board of directors adopted our Amended 2005 Stock Incentive Plan on October 13, 2005.  The purpose of the plan is to provide us with a means of compensating selected key employees, including officers, directors and consultants for their services rendered in connection with the development of the company with shares of our common stock.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 1,000,000 shares, subject to adjustment.  To date, we have issued 180,000 shares of common stock under the plan.  Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper.  Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

Our board of directors, in its absolute discretion, shall (a) select those key employees, officers, directors and consultants to whom shares of the company’s common stock shall be awarded or sold, and (b) determine the number of shares to be awarded or sold; the time or times at which shares shall be awarded or sold; whether the shares to be awarded or sold will be registered with the Securities and Exchange Commission; and such conditions, rights of repurchase, rights of first refusal or other transfer restrictions as the Board may determine.  Each award or sale of shares under the plan may or may not be evidenced by a written agreement between the company and the persons to whom shares of the Company’s Common Stock are awarded or sold.

In the event that our outstanding common stock is hereafter increased or decreased, or changed into or exchanged for a different number or kind of shares or other securities of the company or of another corporation, by reason of a recapitalization, reclassification, reorganization, merger, consolidation, share exchange, or other business combination in which the company is the surviving parent corporation, stock split-up, combination of shares, or dividend or other distribution payable in capital stock or rights to acquire capital stock, appropriate adjustment shall be made by our board of directors in the number and kind of shares which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

(3)           Our Amended 2005 Stock Incentive Plan allows our board of directors to grant either stock options or compensation stock under the plan.  To date, we have issued 180,000 shares of common stock under the plan.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

          The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

          Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

          The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Our Business

Corporate History

          We were originally incorporated in the state of Colorado on May 14, 1990 as Snow Eagle Investments, Inc.  We were inactive from 1990 until 1997.   On April 2, 1997, we acquired the assets of 1st Net Technologies, LLC, a

California limited liability company.  On April 22, 1997, we amended and restated our Articles of Incorporation to change our name to 1st Net Technologies, Inc. and began operations in California in the Internet commerce and services business.

          In 1998, we filed a 15c-211 application with the National Association of Securities Dealers for quotation of our common stock on the Over-the-Counter Bulletin Board under the stock symbol “FNTT.OB.”  The NASD approved our application on November 12, 1998.

          In August 2001, our board of directors decided to suspend our California operations and, subsequently, moved the company’s headquarters to Colorado, our original state of incorporation.  With the closing of our California operations, we maintained no business operations, other then to manage our remaining assets and liabilities.  From August 2001 to August 2004, we were a “shell” company in search of a reorganization candidate.

          On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with VOS Systems, Inc. Under the terms of the Agreement, the VOS Systems, Inc., shareholders would exchange each share of VOS Systems, Inc., common stock for three shares of 1st Net Technologies, Inc.’s common stock.  Following the acquisition, the former shareholders of VOS Systems, Inc., held approximately 83 percent of the Company’s outstanding common stock, resulting in a change of control.  In addition, VOS Systems, Inc., became a wholly-owned subsidiary of 1st Net Technologies, Inc. However, for accounting purposes, the acquisition has been treated as a recapitalization of VOS Systems, Inc., with 1st Net Technologies, Inc. the legal surviving entity.  Since 1st Net Technologies, Inc. had minimal assets and no operations, the recapitalization has been accounted for as the sale of 6,395,357 shares of VOS Systems, Inc., common stock for the net liabilities of 1st Net Technologies, Inc. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of VOS Systems, Inc..

          VOS Systems commenced doing business on November 1, 1995.  On March 6, 1996, VOS Systems filed with the California Secretary of State our Limited Liability Company Articles of Organization.  In November 1999, VOS Systems, LLC merged into VOS Systems Inc., a California C-Corporation.  “VOS” is an acronym for Voice Operated Switching.  Since its inception, VOS Systems, Inc. has been a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.

          On August 30, 2005, our shareholders of the company voted in approval of the following proposals: (1) Amending our Bylaws and Articles of Incorporation to increase the number of board positions to five; (2) electing five directors; (3) reorganizing the company with VOS Systems, Inc.,; (4)  amending our Articles of Incorporation to change the name of the company; (5) amending our Articles of Incorporation to increase our authorized capital stock to 90,000,000 shares; (6) issuing the required shares to complete the share exchange pursuant to the reorganization with VOS Systems, Inc; (7) distributing corporate assets to James H. Watson, Jr., our former President and Chairman; and (8) changing our fiscal year to end on September 30.

          On September 16, 2005, we amended and restated our Articles of Incorporation to change our name to VOS International, Inc.  Our trading symbol was also changed to “VOSI.OB.”

General Overview of Business

          VOS Systems, Inc. is our wholly owned subsidiary and only operating division.  Our principal place of business is located at 13000 Danielson Street, Suite J, in Poway, California.  This location is approximately 4800 sq. ft. of which 2000 sq. ft. is warehousing space and the remainder is equally divided into administrative offices and software/hardware development labs.

          Our objective is to become the premier provider of affordable, innovative, reliable, voice operated consumer electronics utilizing our patented switching applications.  We further aim to be a leading solutions supplier to other manufacturers who will integrate our voice control modules into their existing and future product lines. The opportunity to dominate early product applications, engineering applications, and market share is significant and represents a focus of our long-term strategy.

          We specialize in the development of embedded processor speech recognition applications for use in products we ourselves develop.  We also develop speech recognition platforms for other manufacturers to enhance the features of their products.  Currently we maintain two patents.  Our core business is based on these patented applications.  Currently the Company maintains two patents.

          The first is US Patent # 6,188,986 B1 “Voice Operated Switch Method and Apparatus” which covers the use of embedded processor speech recognition in a device that produces control signals in response to voice commands. This device acts as a control interface between utility power and connected electrical devices by connecting, controlling or disconnecting power to the electrical devices based on voice commands.  The second Patent is a continuation on the first, with the Patent Number US 6324514B2. This second patent serves to enhance and broaden the claims of the first Patent. Combined these Patents place our company in a unique position to significantly benefit from an advantaged position in the business of embedded processor switching utilizing voice control.

          In addition to the Patents, we own several trade names and one trademark. The registered trade names include VOS Systems™, Your Voice Turns Me On™, Light Genie™ and Intelavoice™.  Our registered trademark is the VOS MAN.

          Our first major marketing attempts occurred in 2003 when we introduced the IntelaVoice™ Voice Operated Christmas Tree Light Controller on the QVC cable shopping network.  Beginning in July with QVC’s “Christmas in July” special, we presented the Christmas Tree Light Controller five times; the product sold out four out of those five appearances.

          We currently derive our revenues from product sales of the IntelaVoice™ Product Line as well as ancillary products we have brought into our product mix to enhance our presence in the marketplace. We also generate revenues from our engineering services which focus on integration of our patented voice controlled switching technologies into existing or newly conceived products for other manufacturers. And we will continually seek out companies with established infrastructure and synergistic technology with whom we can joint venture.

Results of Operations:

Sales:

          Sales for the year ended September 30, 2005 were $285,309 compared to $224,616 for the year ended September 30, 2004, an increase of $60,693. The increase in Sales was due primarily to new product sales during the year.

Cost of Goods Sold:

          Cost of goods sold for the year ended September 30, 2005 was $207,206 compared to $169,545 for the year ended September 30, 2004, an increase of $37,661.   Cost of Goods were 72.6% for the year ended September 30, 2005 and 75.5% for the year ended September 30, 2004.  The decrease was due mainly to a higher margin on new products sold during the year ended September 30, 2005.

Selling, general and administrative:

          For the year ended September 30, 2005, selling, general and administrative were $714,013 compared to $482,940 for the year ended September 30, 2004, an increase of  $231,073. This increase is attributed to increases in consulting expenses, legal expenses, and marketing expenses.

Liquidity and Capital Resources

          We currently have limited capital with which to satisfy our cash requirements.  As of September 30, 2005 we have approximately $58,982 cash on hand remaining.  We will require significant additional capital in order to develop, produce and market our products.

          We have financed our operations primarily through private sales of equity securities and equity financing.  We anticipate that we will need at least $1,000,000 in additional working capital so that we may develop, produce and market our products.

          Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report.  We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

          The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

          We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Item 7.  Financial Statements

VOS INTERNATIONAL, INC.
(formerly 1st Net Technologies, Inc.)

Index to Financial Statements

To the Board of Directors and Shareholders:
VOS International, Inc. (formerly 1st Net Technologies, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of VOS International, Inc. (formerly 1st Net Technologies, Inc.), as of September 30, 2005 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOS International, Inc., as of September 30, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in Note 1 to the financial statements, the Company has incurred net losses since inception and has a net capital deficit at September 30, 2005.  These and other factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
February 1, 2006

F-2.1

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD

Members of the California Society of Certified Public Accountants
Members of the American Institute of Certified Public Accountants
Members of the Better Business Bureau since 1997

To the Board of Directors
VOS Systems, Inc.
13000 Danielson Street, Suite J
Poway, CA 92064

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of VOS Systems, Inc. as of September 30, 2004 and 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOS Systems, Inc. as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been presented on the basis that the company will continue as a going concern. As discussed in Note 2h to the financial statements, conditions exist that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2h. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARMANDO C. IBARRA, C.P.A. – APC

November 23, 2004
Chula Vista, California

371 "E" Street, Chula Vista, CA 91910

Tel: (619) 422-1348 **Fax: (619) 422-1465**

F-2.2

VOS INTERNATIONAL, INC.
(formerly 1st Net Technologies, Inc.)

Balance Sheet

September 30, 2005

Assets
Current Assets
Cash	$58,982
Receivables, net of allowance for bad debts of $10,000	45,650
Inventories	118,174
Prepaid expenses	5,389

Total Current Assets	228,195

Property and equipment, net (Note 3)	51,013
Other assets:
Patent costs, net	82,646
Security deposits	4,921

$366,775
==============

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$156,247
Capital lease obligation payable (Note 7)	12,909
Loan payable from related party (Note 6)	62,890
Unearned revenue	29,413
Accrued liabilities	59,364

Total Current Liabilities	320,823

Long-term debt, net (Note 6)	675,955

Total liabilities	996,778

Shareholders’ deficit (Notes 10-12)
Common stock, $.001 par value; 90,000,000 shares authorized,
40,995,614 shares issued and outstanding	40,995
Additional paid-in capital	4,931,714
Retained earnings (deficit)	(5,602,712)

Total shareholder’s deficit	(630,003)

$366,775
==============

See accompanying notes to financial statements

VOS INTERNATIONAL, INC.
(formerly 1st Net Technologies, Inc.)

Statements of Operations
Years Ended September 30, 2005 and 2004

	2005	2004

Revenues:
Sales	$285,309	$224,616

Cost of Sales	207,206	169,545

Gross Profit	78,103	55,071

Operating expenses:
General and administrative	714,013	482,940
Stock-based compensation	28,800	—
Bad debt expense	13,513	10,684
Depreciation and amortization	34,716	34,738

Total operating expenses	791,042	528,362

Operating loss	(712,939)	(473,291)

Interest income	12	—
Interest expense	(28,203)	(5,367)

Loss before income taxes	(741,130)	(478,658)

Income tax provision (Note 9)	—	—

Net (loss)	$(741,130)	$(478,658)
	===========	===========

Basic and diluted loss per share	$(0.02)	$(0.02)
	===========	===========

Basic and diluted weighted average
common shares outstanding	33,434,530	25,620,763
	===========	===========

See accompanying notes to financial statements

VOS INTERNATIONAL, INC.
(formerly 1st Net Technologies, Inc.)

Statement of Changes in Shareholders' Deficit

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance at October 1, 2003	25,025,763	$25,026	$3,995,898	$(4,382,924)	$(362,000)

September 2004, sale of common stock	7,140,000	7,140	706,860		714,000

	32,165,763	32,166	4,702,758	(4,382,924)	352,000

Net loss, year ended September 30, 2004	—	—	—	(478,658)	(478,658)

Balance at September 30, 2004	32,165,763	$32,166	$4,702,758	$(4,861,582)	(126,658)
August 2005, stock issued in recapitalization with 1st Net (Notes 1 and 10)	6,395,357	6,395	(65,759)		(59,364)

	38,561,120	38,561	4,636,999	(4,861,582)	(186,022)

September 2005, sale of common stock (Note 10)	2,039,994	2,040	201,960	—	204,000
September 2005, stock issued in exchange for consulting services (Note 10)	180,000	180	28,620	—	28,800
September 2005, stock issued in settlement of convertible notes (Note 10)	214,500	214	64,135	—	64,349
					—

	40,995,614	40,995	4,931,714	(4,861,582)	111,127

Net loss, year ended September 30, 2005	—	—	—	(741,130)	(741,130)

Balance at September 30, 2005	40,995,614	$40,995	$4,931,714	$(5,602,712)	$(630,003)
	===========	=========	=========	==========	===========

See accompanying notes to financial statements

VOS INTERNATIONAL, INC.
(formerly 1st Net Technologies, Inc.)

Statements of Cash Flows

Years Ended September 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(741,130)	$(478,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	34,716	51,062
Stock based compensation	28,800	—
Changes in operating assets and liabilities:
Accounts receivable	351,178	9,010
Accounts payable and accruals	125,548	(410,140)
Inventory	91,410	72,288
Prepaid expenses	8,456	—

Net cash used in
operating activities	(101,022)	(756,438)

Cash flows from investing activities:
Purchases of property and equipment	(2,965)	—

Net cash used in
investing activities	(2,965)	—

Cash flows from financing activities:
Proceeds from the sale of common stock	204,000	714,000
Proceeds from issuance of (payments of) convertible debt	—	(72,650)
Proceeds from (payments of) stockholder loans	(52,138)	116,167

Net cash provided by
financing activities	151,862	757,517

Net change in cash	47,875	1,079

Cash, beginning of year	11,107	10,028

Cash, end of year	$58,982	$11,107
	=========	=========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,503	$5,367
	=========	=========
Income taxes	$—	$—
	=========	=========

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment (Note 10)	$64,350	$—
	=========	=========

Liabilities assumed through merger	$59,364	$—
	=========	=========

See accompanying notes to financial statements

VOS INTERNATIONAL, INC.
(formerly 1st Net Technologies, Inc.)
Notes to Financial Statements
As of September 30, 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

VOS International, Inc. is a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.  “VOS” is an acronym for Voice Operated Switching.

The Company’s executive offices are currently located at 13000 Danielson Street, Suite J, Poway, CA  92064.  The telephone number is: (858) 679-8027.  The Company’s website is at www.vossystems.com.

The Company was originally incorporated in the State of Colorado on May 14, 1990 as Snow Eagle Investments, Inc.  The Company was inactive from 1990 until 1997.   On April 2, 1997, the Company acquired the assets of 1st Net Technologies, LLC, a California limited liability company.  On April 22, 1997, the Company amended and restated its Articles of Incorporation to change its name to 1st Net Technologies, Inc. and began operations in California in the Internet commerce and services business.

In 1998, a 15c-211 application was filed with the National Association of Securities Dealers for quotation of the Company’s common stock on the Over-the-Counter Bulletin Board under the stock symbol “FNTT.OB.”  The NASD approved our application on November 12, 1998.

In August 2001, the board of directors decided to suspend California operations and, subsequently, moved the Company’s headquarters to Colorado, the original state of incorporation.  With the closing of California operations, no business operations were maintained, other than to manage the remaining assets and liabilities.  From August 2001 to August 2004, the Company was a “shell” company in search of a reorganization candidate.

On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with VOS Systems, Inc. Under the terms of the Agreement, the VOS Systems, Inc., shareholders would exchange each share of VOS Systems, Inc., common stock for three shares of 1st Net Technologies, Inc.’s common stock.  Following the acquisition, the former shareholders of VOS Systems, Inc., held approximately 83 percent of the Company’s outstanding common stock, resulting in a change of control.  In addition, VOS Systems, Inc., became a wholly-owned subsidiary of 1st Net Technologies, Inc. However, for accounting purposes, the acquisition has been treated as a recapitalization of VOS Systems, Inc., with 1st Net Technologies, Inc. the legal surviving entity.  Since 1st Net Technologies, Inc. had minimal assets and no operations, the recapitalization has been accounted for as the sale of 6,395,357 shares of VOS Systems, Inc., common stock for the net liabilities of 1st Net Technologies, Inc. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of VOS Systems, Inc.

On September 16, 2005, the Company amended and restated its Articles of Incorporation to change our name to VOS International, Inc.  Our trading symbol was also changed to “VOSI.OB.”

VOS Systems commenced doing business on November 1, 1995.  On March 6, 1996, VOS Systems filed with the California Secretary of State our Limited Liability Company Articles of Organization.  In November 1999, VOS Systems, LLC merged into VOS Systems Inc., a California C-Corporation.  “VOS” is an acronym for Voice Operated Switching.  Since its inception, VOS Systems, Inc. has been a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.

On August 30, 2005, our shareholders voted in approval of the following proposals: (1) Amending our Bylaws and Articles of Incorporation to increase the number of board positions to five; (2) electing five directors; (3) reorganizing the company with VOS Systems, Inc.,; (4)  amending our Articles of Incorporation to change the name of the company; (5) amending our Articles of Incorporation to increase our authorized capital stock to 90,000,000 shares; (6) issuing the required shares to complete the share exchange pursuant to the reorganization with VOS Systems, Inc; (7) distributing corporate assets to James H. Watson, Jr., our former President and Chairman; and (8) changing our fiscal year to end on September 30.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended September 30, 2005, the Company suffered a net loss of $741,130 and had negative cash flows from operating activities of $101,022. The Company has sustained its operations primarily through equity and debt financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; and (3) to continue to operate and improve e-commerce sites to sell its products.  To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Management believes that the actions presently being taken to revise the Company's operating and financial requirements may provide the opportunity for the Company to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles ("GAAP'). The company has elected a September 30, year-end.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company considers accounts receivable to be collectible.  If amounts become uncollectible, they will be charged to operations when that determination is made.  At September 30, 2005 the Company has recorded an allowance for doubtful accounts of $10,000.

Estimates and Adjustments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring. See note 2i regarding the Companies revenue recognition policy.

Intangible Assets

Intangible assets consist principally of patents and are carried at cost less accumulated amortization. Costs are amortized on a straight-line basis over a period of 15 years.

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

During the year ended September 30, 2005, the Company completed a balance sheet review to identify assets whose carrying amounts are not recoverable.  As a result of this review, the Company did not record any asset impairment charges.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Maintenance and repairs, as well as renewals for minor amounts are charged to expenses. Renewals and betterments of substantial amount are capitalized, and any replaced or disposed units are written off.

Revenue Recognition and Deferred Revenue

Revenue includes the following: The retail and wholesale of the Company's voice activated products. The Company recognizes revenue when a sale is completed.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 3. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on an accelerated basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

September 30, 2005

Office equipment	$ 63,880
Equipment	116,875
Computer equipment	54,523

$ 235,278
Less Accumulated Depreciation	(184,265)

Net Property and Equipment	$ 51,013
================

The Company's intangible assets consist principally of patents and are carried at cost less accumulated amortization. Costs are amortized on a straight line basis over a period of 15 years.

NOTE 4. INVENTORY

The Company's inventory at September 30 of $118,174 consists of finished goods.

NOTE 5. COMMITMENTS AND CONTINGENCIES

On May 1, 2005, the Company renewed its facility lease for real property in Poway, California. The operating lease is for a period of three years.   At September 30, 2005, minimum annual rental commitments under this non-cancelable lease were as follows:

Year Ending

2006	$ 59,580
2007	$ 61,968
2008	$ 59,070

NOTE 6. RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of September 30, 2005 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

Additional related party indebtedness includes:

Unsecured promissory note of $204,250, that accrues
interest at 10% per annum, to a company owned by
an officer                                                                                           6,515
Unsecured promissory note of $51,250, that accrues
interest at 10% per annum, to a former director                                56,375
                                                                                                    $ 62,890

NOTE 7. CAPITAL LEASE OBLIGATION

The company has an obligation under a capital lease in the amount of $12,909. The company plans to extinguish this obligation within the next 12 months.

NOTE 8. BASIC & DILUTED INCOME / (LOSS) PER COMMON SHARE

Basic gain (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted gain (loss) per common share is calculated based on the weighted average number of shares of common, preferred stock, and stock options outstanding during the period. The variance between basic and diluted weighted average is the addition of preferred stock and stock options in the calculation of diluted weighted average per share. As of September 30, 2005 and 2004, there has been no need to calculate diluted income / (loss) per share.

	September 30, 2005	September 30, 2004

Net income (loss) from operations	$ (741,130)	$ (478,658)
Basic income / (loss) per share	(0.02)	(0.02)

Weighed average number of shares outstanding	33,434,530	25,620,763

NOTE 9. INCOME TAXES

Income taxes arc provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. At September 30, 2005 the Company has significant operating and capital losses carryfoward. The tax benefits resulting for the purposes have been estimated as follows:

September 30, 2005

Beg. Retained Earnings (Deficit)	$ (4,861,582)
Net Income (Loss) for Year ended 9/30/05	(741,130)

Ending Retained Earnings (Deficit)	$ (4,602,712)
Gross income tax benefit	$ 1,655,179
Valuationallowance	(1,655,179)

Net income tax benefit	$ -

The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or all of the deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Company's deferred tax asset. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other non-current intangible assets of an acquired entity or directly to contributed capital.

NOTE 10. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On August 10, 2005 the Company issued 214,500 shares for conversion of notes payable valued at $0.30 per share.

On August 30, 2005 the Company issued 6,395,357 shares of common stock in recapitalization.

On September 9, 2005 the Company issued 2,039,994 shares of common stock for cash valued at $0.10 per share.

On September 21, 2005 the Company issued 180,000 shares of common stock for services valued at $0.16 per share.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2004:

Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding.

Common stock, $0.001 par value; 90,000,000 shares authorized: 40,995,614 shares issued and outstanding.

NOTE 12. ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2005 no stock options were outstanding.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 8A. Controls and Procedures.

          We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB.  Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

          There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

          None.

PART III

Item 9.    Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of
                The Exchange Act

Executive Officer and Directors

          As of October 30, 2005, our executive officers and directors, the positions held by them, and their ages are as follows:

MANAGEMENT

          The Company’s management and directors as of October 30, 2005, and their respective ages and positions with the Company are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. As of October 30, 2005, the Company’s board of directors is comprised of 5 members, each of whom is elected for a term of one year. Executive officers are chosen by, and serve at the discretion of, the board of directors:

Name	Age	Office
====================	=======	===============================
Allan J. Ligi	46	Director and President
Richard B. Matulich	44	Director and Chief Operations
Dennis LaVorgna	54	Director and Chief Financial
Donald A. Nunn	56	Director and Secretary

Allan J. Ligi.
Director and President

          Allan J. Ligi is our co-founder, President and one of our Directors.  Mr. Ligi brings significant technology-related management experience to his position having previously managed at Rockwell’s Rocketdyne Plant in Canoga Park, California.  He was directly involved in the SSME (Space Shuttle Main Engine) manufacturing sector.  Mr. Ligi holds a Bachelor of Science Degree in Business Administration with advanced studies in marketing and engineering.  He is a graduate of numerous business training programs in management, sales, and marketing.  Mr. Ligi is involved in the daily operations of all aspects of our operations and is responsible for the our strategic development, with major emphasis on directing the marketing, management, and financial efforts. These include coordinating efforts with sales and marketing teams in developing product image, facilitating placement and distribution, working with the accounting group in financial forecasting, raising capital, tracking use of company funds, and establishing and maintaining management controls on operations with regards to productivity and profitability.

Richard B. Matulich
Director and Chief Operations Office

          Richard B. Matulich is our co-founder, Chief of Operations and one of our Directors.  Mr Matulich is in charge of product research and development, manufacturing, and quality control.  Mr. Matulich has successfully developed, operated, and sold for profit various businesses since 1980.  As Regional Manager with W.R. Grace Corporation, Mr. Matulich managed over 120 employees and was responsible for production, purchasing, sales, budgeting, and profitability.  Mr. Matulich has strong financial and statistical experience ensuring accurate forecasting and utilization analysis, including thorough knowledge of spreadsheets and business modeling.  Most recently, Mr. Matulich was an independent computer consultant specializing in network design and administration.  He has proficient experience in system analysis, design, implementation, and problem solving and is familiar with a wide variety of computer hardware, operating systems, and languages (e.g., IBM mainframe JCL, DOS, OS/2, Windows 95, C, C++, assembler, HTML, dBase III Novell, and Windows NT).  Moreover, Mr. Matulich has experience with communications systems design, programming, and support for asynchronous, binary synchronous, TCP/IP, Ethernet and token-ring LAN, and various nonstandard protocols.  In addition to these skills, he has worked in Internet and World-Wide Web (WWW) design and implementation, including Common Gateway Interface (CGI) scripts.  Mr. Matulich has attended the University of California Davis where he was a graduate of several businesses, management, and manufacturing programs.  He brings with him experience in offshore manufacturing and extensive computer hardware and software knowledge as well as a diverse component electronics background.  Interfacing with development engineers, Mr. Matulich brings product conceptualization to actual product development.  He continues to be instrumental in advancing and expanding the VOS product lines.  His primary responsibilities are to oversee all aspects of the day-to-day operations.  He is responsible for all operational activities for product management and development including designs, engineering, implementation, and deployment.  He also coordinates overseas manufacturing, quality control systems, and delivery schedules as well as maintains operational policies and inventory strategy. Specific responsibilities include staffing, project budget management, scheduling, status reporting, and risk management.  Responsibilities in product development include strategy for product development (methodology and architectures), preliminary designs, alternative evaluations, detailed design, technology assessments, and the functional specifications of the products.

Dennis LaVorgna
Director and Chief Financial Officer

          Dennis LaVorgna is our Chief Financial Officer and one of our Directors.  He has been with the company since its inception.  Mr. LaVorgna has been instrumental in setting up the financial operations of the Company and continues to be an integral part of the evolution of the company’s financial structure.  Mr. La Vorgna graduated from Cleavland State University in 1974.  After college he was employed by the international headquarters of Earnst & Earnst, CPA’s where he gained experience as an auditor with both publicly traded and start up companies.  He moved to San Diego in 1984 where he was employed by Jassoy, Graff & Douglas, CPA’s where his experience was utilized to create the firm’s business evaluation and litigation support department until 1989. He then took a position as the CFO of Pathology Medical Labs from 1990 until 1995. Presently Mr. La Vorgna is the President of La Vorgna and Associates, a full service accounting firm in San Diego.

Donald A. Nunn
Director and Secretary

          Donald A. Nunn is our co-founder, Secretary and one of our Directors.  He has been involved with the company since inception and serves as our legal counsel. Mr. Nunn graduated from the University of California Santa Barbara in 1969.  He received his law degree from the University of San Diego in 1972.  Mr. Nunn has served as pro-tem judge with the San Diego Superior Court judicial system from 1977-1982. He was president of the Poway Chamber of Commerce in 1987-1988.  He is the principal of Donald A. Nunn, Profession Law Corporation specializing in Civil and Business Law since 1972.  Mr. Nunn is responsible for the management and direction of all legal matters for VOS Systems Inc. Responsibilities include legal drafts, negotiations, and distribution of legal materials, development and maintenance of transactions involving all aspects of VOS Systems, Inc. technology development, operations and services.  He also handles management of intellectual property protection and prosecution of patents, trademarks, copyrights and trade secrets. Advisement and resolution of other general counsel type issues as needed.

Audit Committee

          We do not have an audit committee at this time.

Code of Ethics

          Effective October 15, 2005 our board of directors adopted the VOS International, Inc. Code of Business Conduct and Ethics.  The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  Our Code of Business Conduct and Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at the address set forth on the cover page of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended September 30, 2005, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

          The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2005 and 2004.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
				Other	Restricted	Options	Other
				Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

James H. Watson, Jr.	2005	-0-	-0-	-0-	-0-	------	-0-
Former President,	2004	-0-	-0-	-0-	-0-	------	-0-
Chief Executive Officer
And Director

Allan J. Ligi	2005	-0-	-0-	-0-	-0-	------	-0-
President and	2004	-0-	-0-	-0-	-0-	------	-0-
Director

Dennis LaVorgna	2005	-0-	-0-	-0-	-0-	------	-0-
Chief Financial Officer	2004	-0-	-0-	-0-	-0-	------	-0-
And Director

Richard B. Matulich	2005	75,000.00-	-0-	-0-	-0-	------	-0-
Chief Operations Officer	2004	-0-	-0-	-0-	-0-	------	-0-
And Director

Donald Nunn	2005	-0-	-0-	-0-	-0-	------	-0-
Secretary and	2004	-0-	-0-	-0-	-0-	------	-0-
Director

Option Grants and Exercises

          There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

          As of the year ended September 30, 2005, we have not entered into management agreements with any of our executive officers or directors.  However, we intend to enter into employment agreements with our executive officers within the next fiscal year.

Compensation of Directors

          All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 18, 2006 by the following persons:

  each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

  each of our directors and executive officers; and

  all of our directors and executive officers as a group.
Title Of Class	Name	Address	Number Of Shares Beneficially Owned (1)	Percentage Owned
=============	===============	=====================================	============	===========
Common Stock	Allan J. Ligi	13000 Danielson Street, Suite J, Poway, CA 92064	5,547,600	13.80%
Common Stock	Richard B. Matulich	13000 Danielson Street, Suite J, Poway, CA 92064	5,547,600	13.80%
Common Stock	Dennis LaVorgna	13000 Danielson Street, Suite J, Poway, CA 92064	1,125,000	2.80%
Common Stock	Donald Nunn	13000 Danielson Street, Suite J, Poway, CA 92064	675,000	1.68%

All directors and officers as a group				32.08%

                    (1)           Following the three for one share exchange between the company and VOS Systems, Inc.

          Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

          None.

Item 13. Exhibits.

Exhibit No.             Description

3(i).1                      Amended and Restated Article of  Incorporation. (Attached as an exhibit to our General Form For
                               Registration of Securities on Form 10-SB filed with the SEC on August 26, 1999 and incorporated herein by reference).

3(i).2                      Amended and Restated Article of  Incorporation. (Attached as an exhibit to our Current Report on
                              Form 8-K filed with the SEC on September 22, 2005 and incorporated herein by reference).

3(ii).1                     Amended and Restated Bylaws.  (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on September 22, 2005 and incorporated herein by reference).

4.1                         Amended 2005 Stock Incentive Plan. (Attached as an exhibit to our Amended Registration
                              Statement on Form S-8 filed on October 19, 2005 and incorporated herein by reference).

10.1                       Asset Purchase Agreement dated September 5, 2005 by and between 1st Net Technologies, Inc., a
                              Colorado corporation, VOS Systems, Inc., a California corporation and James H. Watson, Jr.

14.1                       Code of Business Conduct and Ethics.

21.1                       Subsidiaries of Small Business Issuer.

22.1                        Definitive Proxy Statement. (Filed on Schedule 14A with the SEC on July 13, 2005 and incorporated herein by reference).

23.1                        Consent Cordovano and Honeck LLP.

31.1                        Certification of Allan J. Ligi pursuant to Rule 13a-14(a).

31.2                        Certification of Dennis LaVorgna pursuant to Rule 13a-14(a).

32.1                        Certification of Allan J. Ligi pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                        Certification of Dennis LaVorgna pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

          Our Board of Directors selected Cordovano and Honeck, LLP, accountants, as our auditors for the year ended September 30, 2005.

Audit Fees

          Cordovano and Honeck, LLP, billed us approximately $17,500 in fees for our annual audit for the year ended September 30, 2005, and $2,528 in fees for the review of our quarterly financial statements for that year.

          Cordovano and Honeck, LLP, billed us $6,017 in fees for our annual audit for the year ended December 31, 2004, and $1,800 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

          We did not pay any fees to Cordovano and Honeck, LLP for assurance and related services that are not reported under Audit Fees above, during our last two fiscal years.

Tax Fees

          We did not pay any fees to Cordovano and Honeck, LLP for tax compliance, tax advice, tax planning or other work during  the year ended September 30, 2005. Cordovano and Honeck, LLP billed us $1,500 for tax compliance during the year ended December 31, 2004.

All Other Fees

          None

Pre-Approval Policies and Procedures

          We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Cordovano and Honeck, LLP the estimated fees related to these services.

          With respect to the audit of our financial statements as of September 30, 2005, and for the year then ended, none of the hours expended on Cordovano and Honeck, LLP engagement to audit those financial statements were attributed to work by persons other than Cordovano and Honeck, LLP’s full-time, permanent employees.

Signatures

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                 VOS INTERNATIONAL, INC.

                                                                                                                  By:   /s/ Allan J. Ligi
                                                                                                                         Allan J. Ligi
                                                                                                                         President, Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                    Title                                                                 Date

/s/ Allan J. Ligi                              President and Director                                     January 2, 2006
Allan J. Ligi                                    Principal Executive Officer

/s/ Dennis LaVorgna                     Chief Financial Officer and Director                  January 2, 2006
Dennis LaVorgna                           Principal Accounting Officer