Form 10QSB
period 2005-12-31
VOS INTERNATIONAL INC
filed 2006-02-17
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to
COMMISSION FILE NUMBER:	000-27145

VOS INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	33-0756798

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13000 Danielson Street, Suite J
Poway, California 92064

(Address of principal executive offices)

(858) 679-8027

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common equity as of February 1, 2006: 41,220,614 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	VOS INTERNATIONAL, INC.

	Index
		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheet (unaudited)	3
	Condensed Statements of Operations (unaudited)	4
	Condensed Statement of Changes in Shareholders’ Deficit (unaudited)	5
	Condensed Statements of Cash Flows (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10
Item 3	Controls and Procedures	13
Part II.	OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

VOS INTERNATIONAL, INC. CONDENSED BALANCE SHEETS DECEMBER 31, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash	$-
Receivables, net of allowance for bad debts of $12,990	24,181
Inventories	108,027
Prepaid expenses	4,039

Total Current Assets	136,247

Property and equipment, net	46,714

Other assets:
Patent costs, net	80,546
Security deposits	4,921

$268,428

LIABILITIES & SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$176,198
Loans payable	25,000
Obligations under capital lease	12,256
Loan payable from related party	61,890
Unearned revenue	27,652
Accrued liabilities	59,667

Total Current Liabilities	362,663

Long-term debt, net	675,955

Total Liabilities	1,038,618

Shareholders’ Deficit
Common stock, $.001 par value, 90,000,000 shares authorized
41,220,614 shares issued and outstanding	41,220
Additional paid-in capital	4,976,489
Retained deficit	(5,787,899)

Total Shareholders’ Deficit	(770,190)

Total Liabilities and Shareholders’ Deficit	$268,428

See accompanying notes to unaudited condensed financial statements. 3

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Period Ended
	December 31,
	2005	2004

Revenues:
Sales	$ 64,892	$109,647

Cost of Sales	46,421	52,306

Gross Profit	18,471	57,341

Operating Expenses:
General and administrative	148,629	224,257
Stock-based compensation	45,000	-
Bad debt expense	2,990	5,193
Depreciation and amortization	6,400	8,500

Total operating expenses	203,019	237,950

Operating loss	(184,548)	(180,609)

Interest expense	(639)	(1,342)

Loss before income taxes	(185,187)	(181,951)

Income tax provision	-	-

Net (loss)	$ (185,187)	$(181,951)

Basic and diluted loss per share	$ (0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	41,033,114	26,475,762

See accompanying notes to unaudited condensed financial statements. 4

VOS INTERNATIONAL, INC. CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT THREE MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance at September 30, 2005	40,995,614	$40,995	$ 4,931,714	$ 5,602,712	$ (630,003)

November 2005, stock issued in exchange for services	225,000	225	44,775		45,000
Net loss, three months ended December 31, 2005	-	-	-	185,187	(185,187)

Balance, December 31, 2005	41,220,614	$41,220	$ 4,976,489	$ 5,787,899	$ (770,190)

See accompanying notes to unaudited condensed financial statements. 5

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Month Period Ended
	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (185,187)	$(181,951)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,400	8,500
Stock based compensation	45,000	-
Changes in operating assets and liabilities:
Accounts payable and accruals	51,460	162,183
Indebtedness to related party	(1,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(83,327)	(11,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under long-term leases	(655)	-
Proceeds from short term debt	25,000	9,491

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,345	9,491

NET CHANGE IN CASH	(58,982)	(1,777)

CASH, BEGINNING OF PERIOD	58,982	11,107

CASH, END OF PERIOD	$ -_	$9,330

See accompanying notes to unaudited condensed financial statements. 6

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The accompanying interim condensed financial statements of VOS International, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2005 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

VOS International, Inc. is a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments. “VOS” is an acronym for Voice Operated Switching.

The Company’s executive offices are currently located at 13000 Danielson Street, Suite J, Poway, CA 92064. The telephone number is: (858) 679-8027. The Company’s website is at www.vossystems.com.

On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with VOS Systems, Inc. Under the terms of the Agreement, the VOS Systems, Inc., shareholders would exchange each share of VOS Systems, Inc., common stock for three shares of 1st Net Technologies, Inc.’s common stock. Following the acquisition, the former shareholders of VOS Systems, Inc., held approximately 83 percent of the Company’s outstanding common stock, resulting in a change of control. In addition, VOS Systems, Inc, became a wholly-owned subsidiary of 1st Net Technologies, Inc. However, for accounting purposes, the acquisition has been treated as a recapitalization of VOS Systems, Inc., with 1st Net Technologies, Inc. the legal surviving entity. Since 1st Net Technologies, Inc. had minimal assets and no operations, the recapitalization has been accounted for as the sale of 6,395,357 shares of VOS Systems, Inc., common stock for the net liabilities of 1st Net Technologies, Inc. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of VOS Systems, Inc.

On September 16, 2005, the Company amended and restated its Articles of Incorporation to change our name to VOS International, Inc.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the three month period ended December 31, 2005, the Company suffered a net loss of $185,187 and had negative cash flows from operating activities of $83,327. As of December 31, 2005, the Company had a stockholders’ deficit of $770,190. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales and end-user awareness. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Management believes that the actions presently being taken to revise the Company's operating and financial requirements may provide the opportunity for the Company to continue as a going concern.

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED)

NOTE 2 - SEASONALITY

We believe that our product sales in traditional consumer electronics are generally lower from December through April of each fiscal year. Our products will be affected by these trends in several cases and as a result, may experience lower revenues during this time. Seasonal and cyclical trends in the retail sector may also affect revenues.

NOTE 3 - PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on an accelerated basis over the estimated useful lives ranging from 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

December 31, 2005
Office equipment	$78,204
Equipment	103,140
Computer equipment	54,523

$235,867
Less accumulated depreciation	(189,153)

Net Property and Equipment	$46,714

The Company's intangible assets consist principally of patents and are carried at cost of $124,255 less accumulated amortization of $43,709. Costs are amortized on a straight line basis over a period of 15 years.

NOTE 4 - INVENTORY

The Company's inventory at December 31 of $108,027 consists of finished goods.

NOTE 5 - PRODUCT WARRANTIES

The Company generally offers a 12 month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three month periods ended December 31, 2005 and December 31, 2004.

NOTE 6 - RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of December 31, 2005 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

Additional related party indebtedness includes:
Unsecured promissory note that accrues interest at
10% per annum, to a company owned by an officer	$5,515
Unsecured promissory note of $51,250, that accrues
interest at 10% per annum, to a former director	$56,375
$61,890

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED)

NOTE 7 - INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:
Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding.
Common stock, $0.001 par value; 90,000,000 shares authorized: 41,220,614 shares issued and outstanding.

NOTE 9 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

During November 2005 the Company issued 225,000 shares to consultants for services valued at $0.20 per share.

VOS INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

This discussion may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2005

The Company reports a net loss of $185,187 for the three-months ended December 31, 2005 versus a net loss of $181,951 for the three-months ended December 31, 2004.

The net loss of $185,187 for the three-month period ending December 31, 2005 is primarily comprised of operating expenses of $203,019; these operating expenses primarily comprised of general and administrative expenses of $148,629 and stock-based compensation of $45,000. Sales for the period totaled $64,892, cost of sales was $46,421; gross profit for the period was $18,471.

The net loss of $181,951 for the three-month period ending December 31, 2004 was primarily comprised of operating expenses of $237,950 which included general and administrative expenses of $224,257. Sales for the period totaled $109,647, cost of sales was $52,306; gross profit for the period $57,341.

Selling, General and Administrative

For the three months ended December 31, 2005, selling, general and administrative were $148,629 compared to $224,257 for the three months ended December 31, 2004, a decrease of $75,628. This decrease is attributed to decreases in selling expenses such as advertising and sales salaries.

Sales

The Sales for the three months ended December 31, 2005 of $64,892 when compared to $109,647 for the three months ended December 31, 2004, represents a decrease of $44,755. The decrease in Sales was due primarily to a change in the marketing of products and lack of operating cash for marketing and advertising campaigns.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2005 was $46,421 compared to $52,306 for the three months ended December 31, 2004, a decrease of $5,885. Cost of Goods was 72 % for the period ended December 31, 2005 and 48% for the period ended December 31, 2004. The increase was due mainly to a lower margin on older products sold during the period ended December 31, 2005.

Liquidity and Capital Resources

During the three-month period ending December 31, 2005 the Company’s cash position decreased by $58,982; cash at the beginning of the period was $58,982, therefore, cash remaining at the end of the period was $-0-. Net cash used in operating activities for the period was $83,327; primarily due to a lower profit margin and general and administrative expenses. Net cash provided by financing activities totaled $24,345; primarily due to proceeds from short term debt.

During the three-month period ending December 31, 2004 the Company’s cash position decreased by $1,777. Net cash used in operating activities was $11,268; cash provided by financing activities was $9,491 from proceeds from short term debt. Cash at the beginning of the period was $11,107; resulting in cash at the end of the period of $9,330.

VOS INTERNATIONAL, INC.

We currently have limited capital with which to satisfy our cash requirements. We will require significant additional capital in order to develop, produce and market our products.

We have financed our operations primarily through private sales of equity securities and equity financing. We have also relied on loans from major shareholders, officers and directors of the company. These obligations are to our President Allan J. Ligi, a company owned by him and his father, a former director. These liabilities are not current pursuant to their terms and if called due would have a material adverse effect on the Company. There are no agreements or commitments that these individuals will continue to advance funds to the company in the future. We anticipate that we will need at least $1,000,000 in additional working capital so that we may develop, produce and market our products.

We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

For the year ended September 30, 2005, our auditors expressed their uncertainty as to our ability to continue as a going concern. They cite the cash flow deficiency from operations and the minimal capital resources available to meet existing and anticipated obligations.

The Company expects to satisfy its cash requirements to fund its operations through the use of current cash resources, including the normal settlement of accounts receivable and the current sales backlog. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

VOS INTERNATIONAL, INC.

Management’s Discussion

History

VOS International, Inc. recently acquired VOS Systems, Inc. as our wholly owned subsidiary. VOS Systems, Inc. is our operating company.

VOS Systems, Inc. was originally established in 1995 and incorporated in California in November 1999, as a California C-Corporation based in Poway, California. “VOS” is an acronym for Voice Operated Switching. VOS Systems, Inc. is a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.

VOS International, Inc. was originally incorporated in the state of Colorado on May 14, 1990 as Snow Eagle Investments, Inc. The company was inactive from 1990 until 1997. In April 1997 we acquired the assets of 1st Net Technologies, LLC, a California limited liability company; we changed our name to 1st Net Technologies, Inc. and began operations in California in the Internet commerce and services business.

Effective November 12, 1998 our common stock was approved for trading on the Over-the-Counter Bulletin Board under the stock symbol “FNTT.OB.” In August 2001, our board of directors decided to suspend our California operations and, subsequently, moved the company’s headquarters to Colorado, our original state of incorporation. From August 2001 to August 2004, we were a “shell” company in search of a reorganization candidate.

In August 2004, we entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., a California corporation. Pursuant to the Agreement, VOS Systems, Inc. would become a wholly owned subsidiary of 1st Net Technologies, Inc.

In August 2005, the shareholders voted in approval of reorganizing the company with VOS Systems, Inc. In September 2005, the company changed its name from 1st Net Technologies, Inc. to VOS International, Inc. and changed our trading symbol to “VOSI.OB.”

Overview of Business

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

The first is US Patent # 6,188,986 B1 “Voice Operated Switch Method and Apparatus” which covers the use of embedded processor speech recognition in a device that produces control signals in response to voice commands. This device acts as a control interface between utility power and connected electrical devices by connecting, controlling or disconnecting power to the electrical devices based on voice commands. The second Patent is a continuation on the first, with the Patent Number US 6324514B2. This second patent serves to enhance and broaden the claims of the first Patent.

We own several trade names and one trademark. The registered trade names include VOS Systems™, Your Voice Turns Me On™, Light Genie™ and IntelaVoice™. Our registered trademark is the VOS MAN.

Our first major marketing attempts occurred in 2003 when we introduced the IntelaVoice™ Voice Operated Christmas Tree Light Controller on the QVC cable shopping network. Beginning in July with QVC’s “Christmas in July” special, we presented the Christmas Tree Light Controller five times; the product sold out four out of those five appearances.

VOS INTERNATIONAL, INC.

We currently derive our revenues from product sales of the IntelaVoice™ Product Line as well as ancillary products we have brought into our product mix to enhance our presence in the marketplace. We also generate revenues from our engineering services which focus on integration of our patented voice controlled switching technologies into existing or newly conceived products for other manufacturers and we will continually seek out companies with established infrastructure and synergistic technology with whom we can joint venture.

Plan of Operation

We intend to enter into the lighting controller market first in order to establish a footprint for our technology and the IntelaVoice™ brand. The IntelaVoice™ Product Line is secure in its core design and is moving forward with the development of additional product offerings. The products in the IntelaVoice™ line currently are the plug in Voice Operated Christmas Tree Light Controller, Light Switch, Dimmer and the Wall Switch Dimmer w/touch control. The primary sales channels to date for the IntelaVoice™ product line are shop-at-home cable television channel QVC, specialty catalogs such as Hammacher-Schlemmer and 7th Avenue, boutiques such as Brookstone and Sharper Image, and the “do-it-yourself “chains such as Home Depot, Lowes, and True Value hardware. Once we achieve increased product and brand awareness, consumer electronic specialty stores such as Circuit City and Best Buy, lighting stores such as Lamps Plus, the mass market consumer outlets such as Wal-Mart, Target, and K-Mart Stores and drug store chains such as Rite Aid and Walgreen’s will also become important distribution channels. Age-specific catalogs, such as Maturity Magazine and similar AARP circulations, as well as periodicals targeting the physically challenged will also be used both in product feature articles and product advertising. Products are currently available through True Value, Miles Kimble, Dynamic Living and Smart Home USA.

We intend to create and launch direct television (DRTV) marketing campaigns around products that generate strong interest and sell-through in demonstrations on cable shopping channels such as QVC as well as in other television venues.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

VOS INTERNATIONAL, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2005 the Company issued 56,250 common shares to James B. Panther, II and 56,250 common shares to Mark L. Baum for legal services valued at $0.20 per share.

Relating to the transactions listed above, these shares of stock were issued in transactions we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and those individuals or entities took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Stock Incentive Plan

The company has a stock incentive plan titled “Amended 2005 Stock Incentive Plan of VOS International, Inc.” under which 1,000,000 common shares are authorized for issuance and have been registered, as amended on Form S-8 filed October 19, 2005.

Under the “2005 Plan”, on November 1, 2005 the Company issued 56,250 common shares to James B. Panther, II and 56,250 common shares to Mark L. Baum for legal services valued at $0.20 per share.

As of December 31, 2005, a total of 707,500 common shares remain authorized for issuance under the “2005 Plan”.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the period ending December 31, 2005.
Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

VOS International, Inc. includes herewith the following exhibits:

Exhibits 31.1 and 31.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(a) (17 CFR 240.13a -14(a)) or Rule 15d-14(a) (17 CFR 240.15d -14(a))
Exhibits 32.1 and 32.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(b) (17 CFR 240.13a -14(b)) or Rule 15d-14(b) (17 CFR 240.15d -14(b))
and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Reports on Form 8-K
October 04, 2005 – Report on Form 8-K – VOS International, Inc.
re: Section 5, Item 5.02 Departure of Directors
November 10, 2005 – Report on Form 8-K – VOS International, Inc.
re: Section 5, Item 5.02 Election of Directors; and
re: Section 5, Item 5.03 Registrant’s Code of Business Conduct and Ethics

VOS INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOS International, Inc.

Date: February 17, 2006	By:	/s/ Allan J. Ligi

Allan J. Ligi, President
Principal Executive Officer

Date: February 17, 2006	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer