Form 10QSB
period 2006-03-31
VOS INTERNATIONAL INC
filed 2006-05-15
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2006: 41,961,030 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	VOS INTERNATIONAL, INC.

	Index
		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheet (unaudited)	3
	Condensed Statements of Operations (unaudited)	4
	Condensed Statement of Changes in Shareholders’ Deficit (unaudited)	5
	Condensed Statements of Cash Flows (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10
Item 3	Controls and Procedures	13
Part II.	OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits and Reports on Form 8-K	15
SIGNATURES		15

VOS INTERNATIONAL, INC. CONDENSED BALANCE SHEETS DECEMBER 31, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash	$9,461
Receivables, net of allowance for bad debts of $12,990	37,920
Employee advances	6,790
Inventories, lower of cost or market	81,417
Prepaid expenses	4,039

Total Current Assets	139,627

Property and equipment, net (Note 3)	42,413

Other assets:
Patent costs, net	78,446
Security deposits	4,921

$265,408

LIABILITIES & SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$167,065
Loans payable (Note 8)	50,000
Accrued interest on loans payable	300
Obligations under capital lease	11,561
Loans payable to related parties (Note 7)	85,388
Accrued interest on loans payable to related parties	3,300
Unearned revenue	23,198
Accrued liabilities	59,364

Total Current Liabilities	400,175

Long-term debt
Notes payable, related party (Note 7)	675,955

Total Liabilities	1,076,130

Shareholders’ Deficit (Note 10)
Common stock, $.001 par value, 90,000,000 shares authorized
41,961,030 shares issued and outstanding	41,961
Additional paid-in capital	5,062,811
Retained deficit	(5,915,494)

Total Shareholders’ Deficit	(810,722)

Total Liabilities and Shareholders’ Deficit	$265,408

See accompanying notes to unaudited condensed financial statements.

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues:
Sales	$ 78,558	$67,918	$ 143,450	$117,766
Cost of Sales	30,955	62,451	77,376	92,708

Gross Profit	47,603	5,467	66,074	25,058

Operating Expenses:
General and administrative
(net of stock-based compensation)	128,456	132,966	277,085	343,873
Stock-based compensation	36,000	-	81,000	-
Bad debt expense	-	3,200	2,990	6,500
Depreciation and amortization	6,400	8,500	12,800	17,000

Total operating expenses	170,856	144,666	373,875	367,373

Operating loss	(123,253)	(139,199)	(307,801)	(342,315)
Interest expense	(4,341)	(6,675)	(4,980)	(13,350)

Loss before income taxes	(127,594)	(145,874)	(312,781)	(355,665)
Income tax provision	-	-	-	-

Net (loss)	$ (127,594)	$(145,874)	$ (312,781)	$(355,665)

Basic and diluted loss per share	$ (0.00)	$(0.00)	$ (0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	41,475,336	32,165,763	41,310,475	32,165,763

See accompanying notes to unaudited condensed financial statements.

VOS INTERNATIONAL, INC. CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT THREE MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance at September 30, 2005	40,995,614	$40,995	$ 4,931,714	$ (5,602,713)	$ (630,004)
November 2005, stock issued in exchange for services	225,000	225	44,775		45,000
February 2006, stock issued in exchange for debt	23,750	24	3,539		3,563
February 2006, sale of common stock	316,666	317	47,183		47,500
February 2006, stock issued in exchange for services	400,000	400	35,600		36,000
Net loss, six months ended March 31, 2006	-	-	-	(312,781)	(312,781)

Balance, March 31, 2006 (unaudited)	41,961,030	$41,961	$ 5,062,811	$ (5,915,494)	$ (810,722)

See accompanying notes to unaudited condensed financial statements.

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2006	2005

NET CASH USED IN OPERATING ACTIVITIES	(153,729)	(279,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	47,500	-
Payments on obligations under long-term leases	(1,348)	(1,348)
Proceeds from debt from related parties	8,056	-
Proceeds from short term debt	50,000	292,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,208	291,152

NET CHANGE IN CASH	(49,521)	11,827

CASH, BEGINNING OF PERIOD	58,982	11,107

CASH, END OF PERIOD	$ 9,461	$22,934

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-

Interest	$-	$-

Non-cash financing activities:
Common stock issued for debt extinguishment	$ 3,563	$-

See accompanying notes to unaudited condensed financial statements.

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of VOS International, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2005 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Effective August 30, 2005, 1st Net Technologies, Inc. entered into an Agreement and Plan of Reorganization with VOS Systems, Inc., a California corporation, and the shareholders of VOS Systems, Inc. The Agreement provided for the reorganization of VOS with 1st Net Technologies, Inc. in which 1st Net Technologies, Inc. adopted the name VOS Systems, Inc.

On September 5, 2005, our board of directors approved our Amended and Restated Articles of Incorporation which changed our name to VOS International, Inc.

VOS Systems, Inc. was originally established in 1995 and incorporated in California in November 1999, as a California C-Corporation based in Poway, California. “VOS” is; is an acronym for Voice Operated Switching. VOS Systems, Inc. is a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.

Our executive offices are currently located at 13000 Danielson Street, Suite J, Poway, CA 92064. Our telephone number is: (858) 679-8027. We maintain a website at www.vossystems.com.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the three month period ended March 31, 2006, the Company suffered a net loss of $127,594 and had negative cash flows from operating activities of $153,729. As of March 31, 2006, the Company had a stockholders’ deficit of $810,722. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales and end-user awareness. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing. There can be no assurance, however, that we will be able to complete any additional debt or equity financing on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Management believes that the actions presently being taken to revise the Company's operating and financial requirements may provide the opportunity for the Company to continue as a going concern.

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

March 31, 2006
Office equipment	$77,614
Equipment	103,140
Computer equipment	54,523

$235,867
Less accumulated depreciation	(192,865)

Net Property and Equipment	$42,413

NOTE 4 – INTANGIBLE ASSETS

The Company's intangible assets consist principally of patents and are carried at cost of $124,255 less accumulated amortization of $45,809. Costs are amortized on a straight line basis over a period of 15 years.

NOTE 5 - INVENTORY

The Company's inventory at March 31, 2006 consists of finished goods totaling $81,471.

NOTE 6 - PRODUCT WARRANTIES

The Company generally offers a 12 month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three month periods ended March 31, 2006 and March 31, 2005.

NOTE 7 - RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of March 31, 2006 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

Additional related party indebtedness includes an unsecured promissory note that accrues interest at 10% per annum, to a company owned by an officer in the principal amount of $ 29,013 and an unsecured promissory note in the principal amount of $51,250 to a former director, which accrues interest at 10% per annum. Accrued interest payable for the six months ended March 31, 2006 was $480 and $2,820, respectively, for such indebtedness.

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2005 (UNAUDITED)

NOTE 8 – NOTES PAYABLE

During the six months ended March 31, 2006, the Company borrowed $50,000 from individuals. One note in the amount of $25,000 bears interest at the rate of 5.0% per annum and the other notes bear no interest and are payable on demand. Accrued interest payable on the notes for the six months ended March 31, 2006 was $300.

NOTE 9 - INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 10 - SHAREHOLDERS' DEFICIT

The shareholders’ deficit section of the Company contains the following classes of capital stock as of March 31, 2006:

Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding.
Common stock, $0.001 par value; 90,000,000 shares authorized: 41,961,030 shares issued and outstanding.

During November 2005, the Company issued 225,000 shares of its common stock for services. The Company recognized stock-based compensation valued at $45,000 and valued the shares at $45,000, or $0.20 per share, based on the quoted market price on the date of the transaction.

During February 2006, the Company extinguished $3,563 in debt related to consulting services for 23,750 shares of its common stock. The Company valued the shares at $3,563, or $0.15 per share, based on the quoted market price on the date of the transaction.

During February 2006, the Company sold 316,666 shares of its common stock at $0.15 per share for gross proceeds of $47,500.

On February 6, 2006, the Company issued 300,000 shares for services. The Company recognized stock-based compensation valued at $21,000 and valued the shares at $0.07 per share based on the quoted market price.

On February 28, 2006, the Company issued 100,000 shares for services. The Company recognized stock-based compensation valued at $15,000 and valued the shares at $0.15 per share based on the quoted market price.

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2006

The Company reports a net loss of $127,594 for the three-months ended March 31, 2006 versus a net loss of $145,874 for the three-months ended March 31, 2005.

The net loss of $127,594 for the three-month period ending March 31, 2006 is primarily comprised of operating expenses of $170,856; these operating expenses primarily comprised of general and administrative expenses of $128,456 and stock-based compensation of $36,000. Sales for the period totaled $78,558, cost of sales was $30,955; gross profit for the period was $47,603.

The net loss of $145,874 for the three-month period ending March 31, 2005 was primarily comprised of operating expenses of $144,666 which included general and administrative expenses of $132,966. Sales for the period totaled $67,918, cost of sales was $62,451; gross profit for the period $5,467.

Selling, General and Administrative

For the three months ended March 31, 2006, selling, general and administrative expenses were $128,456 compared to $132,966 for the three months ended March 31, 2005, a decrease of $4,510. This decrease resulted primarily by a decrease in operating salaries.

Sales

Sales for the three months ended March 31, 2006 were $78,558 compared to $67,918 for the three months ended March 31, 2005, an increase of $10,640. The increase in Sales was due primarily to market acceptance of our new Park-n-Place product.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2006 was $30,955 compared to $62,451 for the three months ended March 31, 2005, a decrease of $31,496. Cost of Goods was 39% of sales for the period ended March 31, 2006 and 92% for the period ended March 31, 2005. The decrease was due mainly to a lower margin on older products sold during the period ended March 31, 2005 and replacement of our new product.

Liquidity and Capital Resources

During the six-month period ending March 31, 2006 the Company’s cash position decreased by $49,521; cash at the beginning of the period was $58,982, cash remaining at the end of the period was $9,461. Net cash used in operating activities for the period was $153,729; primarily due to general and administrative expenses. Net cash provided by financing activities totaled $104,208; primarily due to proceeds from short term debt of $50,000 and proceeds from sale of common stock of $47,500.

During the six-month period ending March 31, 2005 the Company’s cash position increased by $11,107. Net cash used in operating activities was $279,325; cash provided by financing activities was $291,152 from proceeds from short term debt. Cash at the beginning of the period was $11,107; resulting in cash at the end of the period of $22,934.

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

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this periodic report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

For the year ended September 30, 2005 and this interim period, our auditors have expressed their uncertainty as to our ability to continue as a going concern. They cite the cash flow deficiency from operations and the minimal capital resources available to meet existing and anticipated obligations.

The Company expects to satisfy its cash requirements to fund its operations during the next 12 months through the use of current cash resources, including the normal settlement of accounts receivable and the current sales backlog. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

VOS INTERNATIONAL, INC.

Management’s Discussion

History

In September of 2005, VOS International, Inc. acquired VOS Systems, Inc. as our wholly owned subsidiary. VOS Systems, Inc. is currently our only operating business segment.

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

In April 2006, We entered into agreements with Ganix Bio-Tehnologies to handle the marketing and retail placement of their flagship product, GardenGanix. GardenGanix is the first all-natural, 100% organic soil rejuvenator which helps amend the soil to restore its natural balance. VOS will spearhead the national rollout with initial focus on nurseries, lawn & garden supply stores, home centers, hardware stores, and, eventually, major brand retailers. Ganix has also retained VOS to provide PR services for the upcoming national rollout of GardenGanix.

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

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During February 2006, the Company sold 316,666 shares of its common stock at $0.15 per share for gross proceeds of $47,500. These shares were sold to four accredited investors.

On February 6, 2006, the Company issued 200,000 shares for legal services. The Company recognized stock-based compensation valued at $14,000 and valued the shares at $0.07 per share based on the quoted market price.

On February 28, 2006, the Company issued 100,000 shares for services. The Company recognized stock-based compensation valued at $15,000 and valued the shares at $0.15 per share based on the quoted market price.

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

Under the “2005 Plan”, in the three month period ended March 31, 2006, the Company issued 100,000 common shares to Jeffrey H. Mackay for legal service. The Company recognized stock-based compensation valued at $14,000 and valued the shares at $0.07 per share based on the quoted market price. Under the “2005 Plan”, in the three month period ended March 31, 2006, the Company issued 23,750 common shares to Kevin Tahan for consulting services. The Company had previously recognized consulting services expenses valued at $3,563 and valued the shares at $0.15 per share based on the quoted market price.

As of March 31, 2005, a total of 583,750 common shares remain authorized for issuance under the “2005 Plan”.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three month period ending March 31, 2006.
Item 5.	Other Information
None

VOS INTERNATIONAL, INC.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
VOS International, Inc. includes herewith the following exhibits:
Exhibits 10.1
Material Agreements – Public relations Agreement and Sales and Marketing agreements; between VOS
International, Inc. and Ganix Bio-Technologies, dated April 2006
Exhibits 31.1 and 31.2
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
None, for the period ending March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOS International, Inc.

Date: May 15, 2006	By:	/s/ Allan J. Ligi

Allan J. Ligi, President
Principal Executive Officer

Date: May 15, 2006	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer