Form 10QSB
period 2006-06-30
VOS INTERNATIONAL INC
filed 2006-08-21
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2006: 42,024,780 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

VOS INTERNATIONAL, INC. Index

VOS INTERNATIONAL, INC. CONDENSED BALANCE SHEETS JUNE 30, 2006 (UNAUDITED)

ASSETS

Current Assets
Cash	$656
Receivables, net of allowance for bad debts of $4,501	40,516
Trade receivables from related parties (Note 6)	30,704
Inventories	63,653
Prepaid expenses	1,339

Total Current Assets	136,868

Property and equipment, net (Note 3)	38,692

Other assets:
Patent costs, net	76,346
Security deposits	4,921

$256,827

LIABILITIES & SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$178,964
Loans payable (Note 10)	78,500
Obligations under capital lease	10,223
Loans payable from related party (Note 6)	75,333
Unearned revenue	12,523
Accrued liabilities	135,070

Total Current Liabilities	490,613

Long-term debt
Long-term debt (Note 6)	684,011

Total Liabilities	1,174,624

Shareholders’ Deficit (Notes 8 - 9)
Common stock, $.001 par value, 90,000,000 shares authorized
42,024,780 shares issued and outstanding	42,025
Additional paid-in capital	5,075,872
Retained deficit	(6,035,694)

Total Shareholders’ Deficit	(917,797)

Total Liabilities and Shareholders’ Deficit	$256,827

See accompanying notes to unaudited condensed financial statements. 3

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Sales	$ 63,363	$56,198	$ 206,813	$125,964

Cost of Sales	23,887	38,633	101,263	75,562

Gross Profit	39,476	17,565	105,550	53,402

Operating Expenses:
General and administrative
(net of $0, $0, $81,000 and $36,000,
respectively, stock-based compensation)	149,605	123,356	429,690	436,579
Stock-based compensation	-	-	81,000	36,000
Bad debt expense	-	-	2,990	-
Depreciation and amortization	6,400	4,000	19,200	12,000

Total operating expenses	156,005	127,356	529,880	484,579

Operating loss	(116,529)	(109,791)	(424,330)	(431,177)

Interest expense	(3,672)	-	(8,652)	-

Loss before income taxes	(120,201)	(109,791)	(432,982)	(431,177)

Income tax provision (Note 7)	-	-	-	-

Net (loss)	$ (120,201)	$(109,791)	$ (432,982)	$(431,177)

Basic and diluted loss per share	$ (0.00)	$(0.00)	$ (0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	42,001,030	41,310,475	42,001,030	41,310,475

See accompanying notes to unaudited condensed financial statements. 4

VOS INTERNATIONAL, INC. CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT NINE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

			Additional	Retained	Total
	Common Stock		Paid-in		Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance at September 30, 2005	40,995,614	$40,995	$ 4,931,714	$ (5,602,712)	$ (630,003)
November 2005, stock issued in exchange for services	225,000	225	44,775		45,000
February 2006, stock issued in exchange for debt	23,750	24	3,539		3,563
March 2006, stock issued for cash	316,666	317	47,183		47,500
March 2006, stock issued in exchange for services	400,000	400	35,600		36,000
May 2006, stock issued for cash	40,000	40	5,960		6,000
May 2006, stock issued in exchange for debt	23,750	24	7,101		7,125
Net loss, nine months ended June 30, 2006	-	-	-	(432,982)	(432,982)

Balance, June 30, 2006 (unaudited)	42,024,780	$42,025	$ 5,075,872	$ (6,035,694)	$ (917,797)

(SEE NOTE 9)

See accompanying notes to unaudited condensed financial statements. 5

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2006	2005

NET CASH USED IN OPERATING ACTIVITIES	$ (167,196)	$(357,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	53,500	342,500
Payments on obligations under long-term leases	(2,686)	-
Proceeds from debt from related parties	8,056	25,775
Proceeds from short term debt	50,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	108,870	368,275

NET CHANGE IN CASH	(58,326)	10,641

CASH, BEGINNING OF PERIOD	58,982	7,551

CASH, END OF PERIOD	$656	$18,192

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-

Interest	$-	$-

Non-cash financing activities:
Common stock issued for debt extinguishment	$ 10,688	$-

See accompanying notes to unaudited condensed financial statements. 6

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS JUNE 30, 2006 (UNAUDITED)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements of VOS International, Inc. and subsidiary (collectively, the "Company" or “VOS”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2005 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the nine month period ended June 30, 2006, the Company suffered a net loss of $432,982 and had negative cash flows from operating activities of $167,196. As of June 30, 2006, the Company had a stockholders’ deficiency of $917,797. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS JUNE 30, 2006 (UNAUDITED)

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

June 30, 2006

Office equipment	$77,614
Equipment	103,140
Computer equipment	54,523

$235,867
Less accumulated depreciation	(197,165)

Net Property and Equipment	$38,692

The Company's intangible assets consist principally of patents and are carried at cost of $124,255 less accumulated amortization of $47,909. Costs are amortized on a straight line basis over a period of 15 years.

NOTE 4 - INVENTORY

The Company's inventory at June 30, 2006 of $63,653 consists of finished goods.

NOTE 5 - PRODUCT WARRANTIES

The Company generally offers a 12 month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three month periods ended June 30, 2006 and June 30, 2005.

NOTE 6 - RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of June 30, 2006 the balance due on this note is $684,011. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

In January 2006, the Company entered into a consulting agreement with a private company in which one officer and major shareholder is an owner of the private company and another officer and major shareholder holds the position of Secretary of the private company. The agreement provides that the Company will receive 10% of the profits of the private company on a quarterly basis over five years. The Company is carrying a trade receivable of $30,704 from the private company for expenses incurred related to the consulting agreement.

Additional related party indebtedness includes:
Unsecured promissory note that accrues interest at
10% per annum, to a company owned by an officer.	$18,957
Unsecured promissory note of $51,250, that accrues
interest at 10% per annum, to a former director.	$56,375
$75,332

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS JUNE 30, 2006 (UNAUDITED)

NOTE 7 - INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 8 - SHAREHOLDERS' DEFICIT

The shareholders’ deficit section of the Company contains the following classes of capital stock as of June 30, 2006: Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding. Common stock, $0.001 par value; 90,000,000 shares authorized: 42,024,780 shares issued and outstanding.

NOTE 9 – STOCK TRANSACTIONS

Transactions, other than employees' stock issuances, are in accordance with paragraph 7 of SFAS 123R. Thus issuances are accounted for based on the fair value of the consideration received when that value is more reliably measurable than the fair value of the equity instruments issued. Transactions with employees' stock issuance are in accordance with paragraphs 9-63 of SFAS 123R. These issuances shall be accounted for based on the fair value of the equity instruments issued.

During the nine months ended June 30, 2006 the Company issued 356,666 shares of its common stock for net proceeds of $53,500.

During the nine months ended June 30, 2006 the Company issued 625,000 shares of its common stock for services valued at $81,000.

During the nine months ended June 30, 2006 the Company issued 47,500 shares of its common stock to extinguish debt in the amount of $10,688.

NOTE 10 – LOANS PAYABLE

The Company is indebted to several individuals for loans totaling $78,500. A loan payable to an individual with interest payable at 5% in the amount of $25,000 was due on March 2, 2006 and is currently in default. The remaining loans bear no interest with $28,500 due in February 2007 and $25,000 due December 2007.

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

Financial Summary

Results of Operations for the Nine-Months Ended June 30, 2006

The Company reports a net loss of $432,982 for the nine-months ended June 30, 2006 versus a net loss of $431,177 for the nine-months ended June 30, 2005. In all respects, the composition of expenses during these two periods are similar, the primary difference being an increase in gross profits of approximately $50,000, and an increase in stock based compensation of approximately $81,000, for the period ending June 30, 2006.

The net loss of $432,982 for the nine-month period ending June 30, 2006 is primarily comprised of operating expenses of $529,880; these operating expenses were primarily comprised of general and administrative expenses of $426,690, and stock-based compensation of $81,000. Operating expenses were offset by gross profits for the period. Sales for the period totaled $206,813, cost of sales was $101,263; gross profit for the period was $105,550.

The net loss of $431,177 for the nine-month period ending June 30, 2005 was primarily comprised of operating expenses of $484,579 which included general and administrative expenses of $436,579. Sales for the period totaled $125,964, cost of sales was $72,562; gross profit for the period $53,402.

Sales for the nine-month period ending June 30, 2006 represented an increase of $52,148; or approximately 98% over the nine-month period ending June 30, 2005. Cost of sales for the nine-month period ending June 30, 2006 decreased by approximately 7.7% from the prior year.

Results of Operations for the Three-Months Ended June 30, 2006

The Company reports a net loss of $120,201 for the three-months ended June 30, 2006 versus a net loss of $109,791 for the three-months ended June 30, 2005.

The net loss of $120,201 for the three-month period ending June 30, 2006 is primarily comprised of operating expenses of $156,005; these operating expenses were primarily comprised of general and administrative expenses. Operating expenses were offset by gross profits for the period. Sales for the period totaled $63,363, cost of sales was $23,887; gross profit for the period was $39,476.

The net loss of $109,791 for the three-month period ending June 30, 2005 was primarily comprised of operating expenses of $127,356 which included general and administrative expenses of $123,356. Sales for the period totaled $56,198, cost of sales was $38,633; gross profit for the period $17,565.

Sales for the three-month period ending June 30, 2006 represented an increase of $7,165; or approximately 13% over the three-month period ending June 30, 2005. The increase in sales was due primarily to market acceptance of our new Park-n-Place product.

Cost of sales for the three-month period ending June 30, 2006 decreased by approximately 31% from the prior year. The decrease was due mainly to a lower margin on older products sold during the period ended June 30, 2005 and replacement of our new product.

VOS INTERNATIONAL, INC.

Liquidity and Capital Resources

During the nine-month period ending June 30, 2006 the Company’s cash position decreased by $58,326; cash at the beginning of the period was $58,982, cash remaining at the end of the period was $656. Net cash used in operating activities for the period was $167,196; primarily due to general and administrative expenses. Net cash provided by financing activities totaled $108,870; primarily due to proceeds from short term debt of $50,000 and proceeds from sale of common stock of $53,500.

During the nine-month period ending June 30, 2005 the Company’s cash position increased by $10,641. Net cash used in operating activities was $357,634; cash provided by financing activities was $368,275, primarily from proceeds from sale of common stock. Cash at the beginning of the period was $7,551; resulting in cash at the end of the period of $18,192.

A loan payable to an individual with interest payable at 5% in the amount of $25,000 was due on March 2, 2006 and is currently in default. The company is working with the note holder and will request to extend the note.

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

VOS INTERNATIONAL, INC.

We currently derive our revenues from product sales of the IntelaVoice™ Product Line as well as ancillary products we have brought into our product mix ie; Park N Place, to enhance our presence in the marketplace. We also generate revenues from our consulting services which focus on integration of our patented voice controlled switching technologies into existing or newly conceived products for other manufacturers and we will continually seek out companies with established infrastructure and synergistic technology with whom we can joint venture.

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

In April 2006, We entered into agreements with Ganix Bio-Tehnologies to handle the marketing and retail placement of their flagship product, GardenGanix. GardenGanix is the first all-natural, 100% organic soil rejuvenator which helps amend the soil to restore its natural balance. VOS will spearhead the national rollout with initial focus on nurseries, lawn & garden supply stores, home centers, hardware stores, and, eventually, major brand retailers. Ganix has also retained VOS to provide PR services for the upcoming national rollout of GardenGanix. VOS is currently in discussions with several companies regarding additional products to represent but none have been formalized at this time.

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
None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April 2006, the Company sold 40,000 shares of its common stock at $0.15 per share for gross proceeds of $6,000. These shares were sold to one accredited investor.

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

Under the “2005 Plan”, in the three month period ended June 30, 2006, the Company issued 23,750 common shares to Kevin Tahan for consulting services. The Company has valued the issuance at $7,125 which equals $0.30 per share based on the quoted market price. As of June 30, 2006, a total of 560,000 common shares remain authorized for issuance under the “Amended 2005 Stock Incentive Plan”.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three month period ending June 30, 2006.
Item 5.	Other Information
None

VOS INTERNATIONAL, INC.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

VOS International, Inc. includes herewith the following exhibits:
Exhibits 10.1
Consulting Agreement between VOS International and Circulation Marketing Systems, dated January 31, 2006.
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
None, for the period ending June 30, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOS International, Inc.

Date: August 21, 2006	By:	/s/ Allan J. Ligi

Allan J. Ligi, President
Principal Executive Officer

Date: August 21, 2006	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer