Form 10KSB
period 2006-09-30
VOS INTERNATIONAL INC
filed 2007-01-03
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 000-27145

VOS International, Inc.

(Exact name of small business issuer as specified in its charter)

13000 Danielson Street, Suite J
Poway, California 92064
(858) 679-8027

Address of Principal Executive Offices

Colorado	33-0756798

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.

[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES [X] NO

Issuer's revenues for its most recent fiscal year: $213,732

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2006, computed by reference to the bid/ask price of $.12 at December 19, 2006 is $3,498,400.

The number of shares outstanding of the Registrant's common stock as of September 30, 2006 was 42,048,530.

Transitional Small Business Disclosure Format: [ ] YES [X] NO

I

VOS International, Inc.

Table of Contents
Description of Business	3
Description of Property	6
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6
Market for Common Equity and Related Stockholder Matters	7
Recent Sales of Unregistered Securities	7
Management's Discussion and Analysis or Plan of Operations	9
Financial Statements	12
Changes In / Disagreements with Accountants	26
Controls and Procedures	26
Other Information	26
Directors, Executive Officers, Promoters and Control Persons	26
Section 16(a) Beneficial Ownership Reporting Compliance	29
Executive Compensation	30
Security Ownership of Certain Beneficial Owners and Management	31
Certain Relationships and Related Transactions	32
Exhibits and Reports on Form 8-K	33
Index to Exhibits and Reports	33
Principal Accountant Fees and Services	34
Signatures	35

II

Description of Business

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

VOS International, Inc. has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Employees

The Company has three employees, the officers of the Company.

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

Lead Products to Date

A. Intelavoice™ Voice Operated Christmas Tree Light Controller

Turns your Christmas tree lights on and off just by saying the word “lights”. Installation is as simple as plugging the unit into a standard outlet and then plugging the light strand into the IntelaVoice™ switch.

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

B. Intelavoice™ Dimmer

The world’s first voice automated lamp dimmer. Dims lamps with simple voice commands and features three levels of brightness. Installation is as simple as plugging it into a standard outlet and then plugging the item to be controlled into the IntelaVoice™ switch.

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

  Constant listening.
  Speaker independent operation, allowing it to work with anyone’s voice.
  Programmed vocabulary, no training required.
  High speed speech recognition and command response.

D. Tabletop Universal Lamp Controller

The latest product from VOS Systems, this stylish tabletop unit features voice activation, infrared remote and touch control. What’s more, the infrared remote control function interfaces with any standard television or stereo remote to make this product the height of convenience. Simply plug the cord from the Tabletop Universal Lamp Controller into a wall socket and then plug the lamp into the back of the Tabletop Universal Lamp Controller for instant, advanced and affordable home automation.

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

  Automatic Video Transmission
  Easy Installation
  Push-button simplicity
  High-quality Video Image Resolution
  “Auto Iris” camera exposure automatically adjusts to suit light conditions
  Optional electronic door release function

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

Description of Property

VOS International, Inc. has no properties and at this time has no agreements to acquire any properties.

The Company’s main headquarters at 13000 Danielson Street, Suite J, Poway, California 92064 comprises 4,800 leased square feet, which accommodates the executive, accounting, sales and marketing, technical development, administration, accounts payable and accounts receivable and product distribution and warehousing. Our telephone number at that location is (858) 679-8027, and our Internet address is www.vossystems.com. We may require larger accommodations if we grow. We believe there is an adequate supply of suitable space in the Poway areas on terms acceptable to us.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending September 30, 2006.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

Market for Common Equity and Related Stockholder Matters

VOS International, Inc. common stock is listed on the NASDAQ Bulletin Board under the symbol “VOSI.OB”. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable (NASD, OTC.BB purchased reports for 2005 & 2006):

Period Ending	High Bid	Low Bid	Close Bid

December 2006	$ 0.12	$ 0.09	$ 0.091
September 2006	0.19	0.14	0.14
June 2006	0.35	0.16	0.16
March 2006	0.19	0.13	0.17
December 2005	0.25	0.16	0.18
September 2005	0.20	0.10	0.13
June 2005	0.12	0.085	0.10
March 2005	0.21	0.07	0.14
January 2005	0.19	0.11	0.15

VOS International, Inc. had 42,048,530 common stock shares issued and outstanding as of September 30, 2006.

Holders

Total shares outstanding as of September 30, 2006 were 42,048,530 held by approximately 312 shareholders of record and an undetermined number of holders in street name.

Recent Sales of Unregistered Securities

During the three month period ended September 30, 2006, the company made no sales of unregistered securities.

Stock Incentive Plan

The company has a stock incentive plan titled “Amended 2005 Stock Incentive Plan of VOS International, Inc.” under which 1,000,000 common shares are authorized for issuance and have been registered, as amended on Form S-8 filed October 19, 2005.

Under the “2005 Plan”, in the three month period ended September 30, 2006, the Company issued 23,750 common shares to Kevin Tahan for consulting services. The Company has valued the issuance at $7,125 which equals $0.30 per share based on the quoted market price at the time of the authorizing grant.

As of September 30, 2006, a total of 536,250 common shares remain authorized for issuance under the “Amended 2005 Stock Incentive Plan”.

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 regarding compensation plans under which our equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders	0	$ 0.00	0
Equity compensation plans	0	$ 0.00	536,250
not approved by shareholders

Total	0	$ 0.00	536,250

1.	We do not have any equity compensation plans approved by the security holders.

2.	Amended 2005 Stock Incentive Plan. Our board of directors adopted our Amended 2005 Stock Incentive Plan on October 13, 2005. The purpose of the plan is to provide us with a means of compensating selected key employees, including officers, directors and consultants for their services rendered in connection with the development of the company with shares of our common stock. The total number of shares available for the grant of either stock options or compensation stock under the plan is 1,000,000 shares, subject to adjustment. As of September 30, 2006, we have issued 463,750 shares of common stock under the plan. Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

	a)	Our board of directors, in its absolute discretion, shall (a) select those key employees, officers, directors and consultants to whom shares of the company’s common stock shall be awarded or sold, and (b) determine the number of shares to be awarded or sold; the time or times at which shares shall be awarded or sold; whether the shares to be awarded or sold will be registered with the Securities and Exchange Commission; and such conditions, rights of repurchase, rights of first refusal or other transfer restrictions as the Board may determine. Each award or sale of shares under the plan may or may not be evidenced by a written agreement between the company and the persons to whom shares of the Company’s Common Stock are awarded or sold.

	b)	In the event that our outstanding common stock is hereafter increased or decreased, or changed into or exchanged for a different number or kind of shares or other securities of the company or of another corporation, by reason of a recapitalization, reclassification, reorganization, merger, consolidation, share exchange, or other business combination in which the company is the surviving parent corporation, stock split-up, combination of shares, or dividend or other distribution payable in capital stock or rights to acquire capital stock, appropriate adjustment shall be made by our board of directors in the number and kind of shares which may be granted under the plan.

	c)	Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

3.	Our Amended 2005 Stock Incentive Plan allows our board of directors to grant either stock options or compensation stock under the plan. As of September 30, 2006, we have issued 463,750 shares of common stock under the plan.

Dividend Policy

VOS International, Inc. has not paid a cash dividend on its common stock in the past 12 months. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Management's Discussion and Analysis or Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Management Plan of Operations

VOS International, Inc is a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments. VOS is an acronym for Voice Operated Switching.

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

VOS International Inc. has produced a two minute direct response commercial on our “Park N Place” product. We conducted a media test in March 2006. The commercial tested poorly; achieving a M.E.R (Media Efficiency Rating) of less then .02, a rating of 2.0 or higher would be required for a direct response campaign on this product to be profitable.

In April 2006, we entered into agreements with Ganix Bio-Tehnologies to handle the marketing and retail placement of their flagship product, GardenGanix. GardenGanix is the first all-natural, 100% organic soil rejuvenator which helps amend the soil to restore its natural balance. VOS was unable to develop the retail roll out of this product.

In June we revised the commercial to try in an effort to increases the M.E.R. but did not achieve the obtained desired results. We subsequently subcontracted the sales of the “Park in Place” product and receive a commission from sales.

We entered into a consulting Agreement with Circulation Marketing Systems Inc. we provide advice and consulting services to the Circulation Marketing Systems Inc. with respect to matters related to the Design, setup and operations of CMS’s Empire State Building location. VOS International is to receive 10% of the net profits from operations of this location over the next five years, no revenues have been received.

VOS international continues to seek out new opportunities and revise our current operating plans develop short term revenue to sustain operations and long term revenue to provide growth.

We have also been evaluating ways to cut overhead costs to maintain operations while we continue our efforts toward a successful product launch.

Financial Condition and Results of Operations

Sales

Sales for the year ended September 30, 2006 were $213,732 compared to $285,309 for the year ended September 30, 2005, a decrease of $71,577. The decrease primarily resulted from weak product sales in the fourth quarter. The reduction in sales is mainly due to losing our sales manager in April, becoming most apparent in our 4th quarter with revenues of $9,983. We are sustaining sales through the efforts of management and intend to expand marketing efforts when marketing capital is available.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2006 was $71,660 compared to $207,206 for the year ended September 30, 2005, a decrease of $135,546. Cost of good sold was 34% of sales for the year ended September 30, 2006 and 73% for the year ended September 30, 2005. The improvement in cost of sales resulted in a change in the mix of customers and products sold.

Selling, General and Administrative

For the year ended September 30, 2006, selling, general and administrative expenses were $622,270 compared to $791,042 for the year ended September 30, 2005, a decrease of $168,772. This decrease resulted primarily from the cessation of sales activity during the third and fourth quarter, pending cash inflows from investors.

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

The Company’s management has historically and continues to satisfy cash requirements through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity. There is no assurance the Company will achieve profitable operations.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

Our consolidated financial statements for the year ended September 30, 2006 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements we have incurred significant losses since inception. Our losses, among others, may indicate that we will be unable to continue as a going concern for reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either the option of debt or equity financing or a combination of both in order to raise sufficient capital in order to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

The Company expects to further satisfy its cash requirements to fund its operations through September 30, 2007 through the use of current cash resources, including the normal settlement of accounts receivable and the current sales backlog. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including products from other manufacturers; (3) to continue to operate and improve e-commerce sites to sell its products; and (4) to continue to generate profitable sales. To successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing, and renegotiating existing obligations.

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

VOS International, Inc. Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	15
Financial Statements
Balance Sheet as of September 30, 2006	16
Statements of Operations for the years	17
ended September 30, 2006 and 2005
Statement of Changes in Shareholders’ Deficit	18
years ended September 30, 2006 and 2005
Statement of Cash Flows for the years	19
ended September 30, 2006 and 2005
Notes to Financial Statements	20 - 26

VOS INTERNATIONAL, INC. (A Development Stage Company) FINANCIAL STATEMENTS SEPTEMBER 30, 2006 AND 2005

To the Board of Directors and Shareholders: VOS International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of VOS International, Inc., as of September 30, 2006 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VOS International, Inc., as of September 30, 2006 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 1 to the financial statements, the Company has incurred net losses since inception and has a net capital deficit at September 30, 2006. These and other factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP Cordovano and Honeck LLP Englewood, Colorado October 27, 2006

VOS INTERNATIONAL, INC. BALANCE SHEET September 30, 2006

Assets

Current assets
Cash	$1,361
Receivables, net of allowance for bad debts of $35,205	11,543
Inventories	91,408

Total Current Assets	104,312

Property and equipment, net (Note 3)	38,772
Other assets:
Patent costs, net	74,358
Security deposits	4,921

$222,363

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$180,073
Loans and obligations payable (Notes 6 and 10)	91,188
Loan payable from related party (Note 6)	90,013
Accrued wages and expenses	90,007
Unearned revenue	5,540
Accrued liabilities	59,364

Total Current Liabilities	516,185

Long-term debt, net (Note 6)	675,955

Total Liabilities	1,192,140

Shareholders’ Deficit (Notes 8-9)
Common stock, $.001 par value, 90,000,000 shares authorized,
42,048,530 shares issued and outstanding at September 30, 2006	42,049
Additional paid-in capital	5,082,973
Retained earnings (deficit)	(6,094,799)

Total Shareholders’ Deficit	(969,777)

$222,363

The accompanying notes are an integral part of these financial statements.

VOS INTERNATIONAL, INC. Statements of Operations Years Ended September 2006 and 2005

	2006	2005

Revenues:
Sales	$213,732	$285,309
Cost of Sales	71,660	207,206

Gross Profit	142,072	78,103
Operating Expenses:
General and administrative	482,099	714,013
Stock-based compensation	81,000	28,800
Bad debt expense	33,694	13,513
Depreciation and amortization	25,477	34,716

Total operating expenses	622,270	791,042

Operating loss	(480,198)	(712,939)
Interest income	16	12
Interest expense	(11,905)	(28,203)

Loss before income taxes	(492,087)	(741,130)
Income tax provision (Note 7)	-	-

Net (loss)	$(492,087)	$(741,130)

Basic and diluted loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	41,813,739	33,434,530

The accompanying notes are an integral part of these financial statements.

VOS INTERNATIONAL, INC. Statement of Changes in Shareholders’ Deficit Years Ended September 30, 2006 and 2005

					Total
			Additional	Retained	Stockholders’
	Common Stock		Paid-In
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at September 30, 2004	32,165,763	$32,166	$4,702,758	$(4,861,582)	$(126,658)
August 2005, stock issued in recapitalization with 1st Net (Note 1)	6,395,357	6,395	(65,759)		(59,364)

	38,561,120	38,561	4,636,999	(4,861,582)	(186,022)

September 2005, stock issued in exchange for cash	2,039,994	2,040	201,960		204,000
September 2005, stick issued in exchange for consulting services	180,000	180	28,620		28,800
September 2005, stock issued in settlement of convertible notes	214,500	215	64,135		64,350
Net loss, year ended September 30, 2005	-	-	-	(741,130)	(741,130)

Balance at September 20, 2005	40,995,614	40,995	4,931,714	(5,602,712)	(630,003)

November 2005, stock issued in exchange for services (Note 9)	225,000	225	44,775		45,000
February 2006, stock issued in exchange for debt (Note 9)	23,750	24	3,539		3,563
March 2006, stock issued for cash (Note 9)	316,666	317	47,183		47,500
March 2006, stock issued in exchange for services (Note 9)	400,000	400	35,600		36,000
May 2006, stock issued in exchange for cash (Note 9)	40,000	40	5,960		6,000
May 2006, stock issued in exchange for debt (Note 9)	23,750	24	7,101		7,125
August 2006, stock issued in exchange for debt (Note 9)	23,750	24	7,101		7,125
Net loss, year ended September 30, 2006	-	-	-	(492,087)	(492,087)

Balance at September 20, 2005	42,048,530	$42,049	$5,082,973	$(6,094,799)	$(969,777)

The accompanying notes are an integral part of these financial statements.

VOS INTERNATIONAL, INC. Statements of Cash Flows Years Ended September 30, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(492,087)	$(741,130)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,477	34,719
Stock based compensation	81,000	28,800
Changes in operating assets and liabilities:
Accounts receivable	34,107	351,178
Accounts payable and accruals	215,861	125,548
Inventory	26,766	91,410
Prepaid expenses	5,389	8,456

Net cash provided by (used in) operating activities	(103,487)	(101,022)

Cash flows from investing activities:
Purchases of property and equipment	(4,948)	(2,965)

Net cash used in investing activities	(4,948)	(2,965)

Cash flows from financings activities:
Proceeds from sale of common stock	53,500	204,000
Proceeds from (payment of) stockholder loans	-	(52,138)
Payment on obligations under capital lease	(2,686)	-

Net cash provided by financing activities	50,814	151,862

Net change in cash	(57,621)	47,875

Cash, beginning of period	58,892	11,107

Cash, end of period	$1,361	$58,982

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,905	$1,503

Income taxes	$-	$-

Non-cash investing and financing transactions:

Common stock issued in exchange for debt extinguishment (Note 10)	$98,813	$64,350

Liabilities assumed through merger	$-	$59,364

The accompanying notes are an integral part of these financial statements.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2006

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

VOS International, Inc is a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments. VOS is an acronym for Voice Operated Switching.

The Company’s executive offices are currently located at 13000 Danielson Street, Suite J, Poway, CA 92064. The telephone number is (858) 679-8027. The Company’s website is at www.vossystems.com The Company was originally incorporated in the State of Colorado on May 14, 1990 as Snow Eagle Investments, Inc. The Company was inactive from 1990 until 1997. On April 2, 1997, the company acquired the assets of 1st Net Technologies, LLC, a California limited liability company. On April 22, 1997 the Company amended and restated its Articles of Incorporation to change its name to 1st Net Technologies, Inc. and began operations in California in the Internet commerce and services business.

In 1998, a 15c-211 application was filed with the National Association of Securities Dealers for quotation of the Company’s common stock on the Over-the Counter Bulletin Board. The NASD approved our application on November 12, 1998.

In August 2001, the board of directors decided to suspend California operations and, subsequently, moved the Company’s headquarters to Colorado, the original state of incorporation. With the closing of California operations, no business operations were maintained, other than to manage the remaining assets and liabilities. From August 2001 to August 2004, the Company was a company in search of a reorganization candidate.

On August 30, 2004, the Company entered into an Agreement and Plan of Reorganization with VOS Systems, Inc. Under the terms of the Agreement, the VOS Systems, Inc., Shareholders would exchange each share of VOS Systems, Inc., common stock for three years of 1st Net Technologies, Inc.’s common stock. Following the acquisition, the former shareholders of VOS Systems, Inc., held approximately 83 percent of the Company’s outstanding common stock, resulting in a change of control. In addition, VOS Systems, Inc., became a wholly-owned subsidiary of 1st Net Technologies, Inc. However, for accounting purposes, the acquisition has been treated as a recapitalization of VOS Systems, Inc., with 1st Net Technologies, Inc. the legal surviving entity. Since 1st Net Technologies, Inc. had minimal assets and no operations, the recapitalization has been accounted for as the sale of 6,398,357 shares of VOS Systems, Inc., common stock for the net liabilities of 1st Net Technologies, Inc. Therefore, the historical financial information prior to the date of the recapitalization is the financial information of VOS Systems, Inc.

VOS Systems commenced doing business on November 1, 1995. On March 6, 1996, VOS Systems filed with the California Secretary of State Limited Liability Company Articles of Organization. In November 1999, VOS Systems, LLC merged into VOS Systems Inc., a California C-Corporation. VOS is an acronym for Voice Operated Switching. Since its inception, VOS Systems, Inc. has been a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products, platforms and services designed to give people voice command over their living environments.

On August 30, 2005, our shareholders voted in approval of the following proposals: (1) Amending our Bylaws and Articles of Incorporation to increase the number of board positions to five; (2) electing five directors; (3) reorganizing the company with VOS Systems, Inc.; (4) amending the Articles of Incorporation to change the name of the company; (5) amending our Articles of Incorporation to increase our authorized capital stock to 90,000,000 shares; (6) issuing the required shares to complete the share exchange pursuant to the reorganizing with VOS Systems, Inc; (7) distributing corporate assets to James H. Watson, Jr., our former President and Chairman; and (8) changing our fiscal year to end on September 30.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended September 30, 2006, the Company has sustained its operations primarily through equity and debt financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2006

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are: (1) to further commercialize its own products; (2) to market new products, including product from other manufacturers; and (3) to continue to operate and improve 3-commerce sites to sell its products. TO successfully execute its current plans, the Company will need to improve its working capital position. The Company plans to overcome the circumstances that impact out ability to remain a going concern through a combination of achieving profitability, raising additional debt and equity financing. There can be no assurance, however, that we will be able to adequate to meet our capital requirements. Any additional equity or debt financings could result in substantial dilution to our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate some or all of our planned activities. Our inability to fund our capital requirements would have a material adverse effect on the Company. Management believes that the actions presently being taken to revise the Company’s operating and financial requirements may provide the opportunity for the Company to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (“GAAP”). The Company has elected a September 30, year-end.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standard’s No. 144, “Accounting for the Impairment of Disposal of Long-Lived Asset’s.” Statement No. 144 requires impairment looses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the asset’s carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value, less costs to sell. During the year ended September 30, 2006, the Company completed a balance sheet review to identify assets whose carrying amounts are not recoverable. As a result of this review, the Company did not record any asset impairment charges.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2006

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory costs include any material, labor and manufacturing overhead incurred by the Company in the production of inventory.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Maintenance and repairs, as well as renewals for minor amounts are charge to expenses. Renewals and betterments of substantial amount are capitalized, and any replaced or disposed units are written off.

Revenue Recognition and Deferred Revenue

Revenue includes the following: The retail and wholesale if the Company’s voice activated products. The Company recognizes revenue when a sale is completed.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences’ by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent accounting standards

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, correction of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2006

NOTE 3. PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on an accelerated basis over the estimated useful lives ranging and 5-7 years on furniture and equipment.

September 30, 2006

Office furniture & equipment	$79,234
Equipment	103,140
Computer equipment	57,852

$240,226
Less Accumulated Depreciation	(201,454)

Net Property and Equipment	$38,772
================

The Company's intangible assets consist principally of patents and are carried at cost of $124,255 less accumulated amortization of $47,909. Costs are amortized on a straight-line basis over a period of 15 years.

NOTE 4. INVENTORY

The Company's inventory at September 30, 2006 of $91,408 consists of finished goods, primarily the Intelavoice Dimmer.

NOTE 5. PRODUCT WARRANTIES

The Company generally offers a 12 month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the years ended September 30, 2006 and 2005.

NOTE 6. RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of September 30, 2006 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

In January 2006, the Company entered into a consulting agreement with a private company in which one officer and major shareholder is an owner of the private company and another officer and major shareholder holds the position of Secretary of the private company. The agreement provides that the Company will receive 10% of the profits of the private company on a quarterly basis over five years. The Company is carrying a trade receivable of $30,704 from the private company for expenses incurred related to the consulting agreement. However, all receivables have been written off as of September 30, 2006.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2006

Additional related party indebtedness includes:
Unsecured promissory note that accrues interest at
10% per annum, to a company owned by an officer	$40,013
Unsecured promissory note that accrues interest at
10% per annum, to a former director	50,000

$90,013

NOTE 7. INCOME TAX

Income taxes arc provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. At September 30, 2006 the Company has significant operating and capital losses carryforward. The tax benefits resulting for the purposes have been estimated as follows:

September 30, 2006

Beg. Retained Earnings (Deficit)	$(5,602,712)
Net Income (Loss) for Year ended 9/30/06	(492,087)

Ending Retained Earnings (Deficit)	$(6,094,799)
Gross income tax benefit	$1,785,776
Valuation allowance	(1,785,776)

Net income tax benefit	$-

The net operating loss expires twenty years from the date the loss was incurred. The retained earning balance includes accumulated comprehensive income (loss). In accordance with SFAS 109 paragraph 18 the Company has reduced its deferred tax benefit asset by a valuation allowance due to negative evidence that has caused the Company to feel it is more likely than not that some portion or the entire deferred tax asset will not be realized. No portion of the valuation allowance will be allocated to reduce goodwill or other non-current intangible asset of an acquired entity. There are no temporary differences or carryforward tax effects that would significantly affect the Company's deferred tax asset. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. None of the valuation allowance recognized was allocated to reduce goodwill or other non-current intangible assets of an acquired entity or directly to contributed capital.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2006

NOTE 8. STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of June 30, 2006: Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding. Common stock, $0.001 par value; 90,000,000 shares authorized: 42,048,530 shares issued and outstanding.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees' stock issuances, are in accordance with paragraph 7 of SFAS 123R. Thus issuances are accounted for based on the fair value of the consideration received when that value is more reliably measurable than the fair value of the equity instruments issued. Transactions with employees' stock issuance are in accordance with paragraphs 9-63 of SFAS 123R. These issuances shall be accounted for based on the fair value of the equity instruments issued. During the year ended September 30, 2006 the Company issued 356,666 shares of its common stock for net proceeds of $53,500.

During the year ended September 30, 2006 the Company issued 625,000 shares of its common stock for services valued at $81,000.

During the year ended September 30, 2006 the Company issued 71,250 shares of its common stock to extinguish debt in the amount of $17,813.

NOTE 10. LOANS PAYABLE

The Company is indebted to several individuals for loans totaling $78,500. A loan payable to an individual with interest payable at 5% in the amount of $25,000 was due on March 2, 2006 and is currently in default. The remaining loans bear no interest with $28,500 due in February 2007 and $25,000 due December 2007.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On May 1, 2005, the Company renewed its facility lease for real property in Poway, California. The operating lease is for a period of three years commencing August 31, 2005. At September 30, 2006, minimum annual rental commitments under this non-cancelable lease were as follows:

Year Ending	Amount
2007	$61,968
2008	$59,070

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2006

NOTE 12. ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2006 no stock options were outstanding.

NOTE 13. CAPITAL LEASE OBLIGATION

The Company has an obligation under a capital lease in the amount of $12,688. The company plans to extinguish this obligation within the next 12 months.

VOS International, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

No significant changes in the company’s internal controls or in other factors that could significantly affect these controls were made as a result of the evaluation.

Other Information

Departure of Director or Principal Officer

On December 27, 2006, Donald Nunn resigned as a Director and Secretary of VOS International. Mr. Nunn’s resignation relates to the company’s inability to maintain certain liability insurances that Mr. Nunn requires as a prerequisite for his participation as a Director and Secretary.

The remaining Board has not identified a candidate to fill the vacancy. Secretary duties have been temporarily assumed by the COO Richard Matulich until a replacement is appointed.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	AGE	POSITION(S)	TENURE
Allan J. Ligi	46	President and Director	August 30, 2005 to present
Richard B. Matulich	46	Chief Operations Officer,	August 30, 2005 to present
Director and interim Secretary
Dennis LaVorgna	55	Chief Financial Officer	August 30, 2005 to present
		Director
Steve Howard		Director	November 7, 2005 to present
	Office Street Address:		13000 Danielson Street, Suite J
			Poway, California 92064
	Telephone:	(858) 679-8027

VOS International, Inc.

Allan J. Ligi is our co-founder, President and one of our Directors. Mr. Ligi brings significant technology-related management experience to his position having previously managed at Rockwell’s Rocketdyne Plant in Canoga Park, California. He was directly involved in the SSME (Space Shuttle Main Engine) manufacturing sector. Mr. Ligi holds a Bachelor of Science Degree in Business Administration with advanced studies in marketing and engineering. He is a graduate of numerous business training programs in management, sales, and marketing. Mr. Ligi is involved in the daily operations of all aspects of our operations and is responsible for the our strategic development, with major emphasis on directing the marketing, management, and financial efforts. These include coordinating efforts with sales and marketing teams in developing product image, facilitating placement and distribution, working with the accounting group in financial forecasting, raising capital, tracking use of company funds, and establishing and maintaining management controls on operations with regards to productivity and profitability.

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

Dennis LaVorgna is our Chief Financial Officer and one of our Directors. He has been with the company since its inception. Mr. LaVorgna has been instrumental in setting up the financial operations of the Company and continues to be an integral part of the evolution of the company’s financial structure. Mr. La Vorgna graduated from Cleavland State University in 1974. After college he was employed by the international headquarters of Earnst & Earnst, CPA’s where he gained experience as an auditor with both publicly traded and start up companies. He moved to San Diego in 1984 where he was employed by Jassoy, Graff & Douglas, CPA’s where his experience was utilized to create the firm’s business evaluation and litigation support department until 1989. He then took a position as the CFO of Pathology Medical Labs from 1990 until 1995. Presently Mr. La Vorgna is the President of La Vorgna and Associates, a full service accounting firm in San Diego.

VOS International, Inc.

Steve Howard was appointed a director of VOS International, Inc. on November 7, 2005 by our board of directors. Mr. Howard has been involved in marketing and business development since 1974. Currently, he acts as the President of Response Marketing Associates, a full service agency for a wide variety of corporate and entrepreneurial Direct Response Television and Web advertising clients. From 1998 until 2004, he was Executive Vice President and Senior In-House Writer for Direct Response Media, Inc. which provided development, marketing, general business growth and management services to its clients. From 1995 until 1998, he was Executive Vice President of American Television Time and was in charge of Sales and Marketing for the Texas based company. From 1990 until 1995 he was President of Williams Worldwide Television, a telemarketing company and oversaw all creative and production facilities with focus on Fortune 500 companies such as Estee Lauder, Avon, Pedigree Pet Food, Montgomery Ward and Nordic Track. From 1975 until 1989, Mr. Howard served for nearly 15 years as Senior Vice President and Partner of American Relecast Corporation, a direct response marketing firm.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of VOS International, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

The directors of VOS International, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of VOS International, Inc..

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of VOS International, Inc. and any prior or current employer.

All key personnel are employees or under contracts with of VOS International, Inc.

VOS International, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

Board of Director Meetings and Committees

The Board of Directors held three meetings during the year ended September 30, 2006, All members except Mr. Howard were in attendance at the meetings. The board may also conduct board activities through unanimous consent board resolutions in lieu of meetings.

The board has not defined any committees and performs all functions that would be delegated.

VOS International, Inc.

Audit Committee

The board of directors of VOS International, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Dennis LaVorgna possesses the attributes of an Audit committee financial expert. Dennis LaVorgna is the Chief Financial Officer and a Director of VOS International, Inc. VOS International, Inc. does not have a designated Audit Committee and relies on the board of directors to perform those functions. Dennis LaVorgna is not independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation for his executive services to VOS International, Inc. and is an affiliated person.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2006 were filed.

VOS International, Inc.

Executive Compensation

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Current Officers/Directors

Allan J. Ligi	2006	0	0	0	0	0	0	0
President and Director	2005	0	0	0	0	0	0	0

Dennis LaVorgna	2006	0	0	0	0	0	0	0
CFO and Director	2005	0	0	0	0	0	0	0

Richard B. Matulich	2006	$75,000	0	0	0	0	0	0
COO and Director	2005	$75,000	0	0	0	0	0	0

Donald Nunn	2006	0	0	0	0	0	0	0
Secretary and Director	2005	0	0	0	0	0	0	0

Steve Howard	2006	0	0	0	0	0	0	0
Director	2005	0	0	0	0	0	0	0

Notes:

As of September 30, 2006, VOS International, Inc. has made group life, health, hospitalization and medical plans available for its employees. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above. Employment Agreements

As of the year ended September 30, 2006, we have not entered into formal employment agreements with any of our executive officers or directors. Richard Matulich has been receiving an annual salary of $75,000

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

VOS International, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2006; the beneficial ownership of VOS International, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Allan J. Ligi	5,547,600	0	13.2
President and Director
Richard B. Matulich	5,547,600	0	13.2
COO and Director
Donald Nunn	1,125,000	0	2.7
Secretary and Director
Dennis LaVorgna	675,000	0	1.6
CFO and Director
Steve Howard	0	0	0
Director

Officers and Directors as a Group	12,895,200	0	30.7
Total Shares Issued and Outstanding	42,048,530

Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after September 30, 2006. Total shares outstanding as of September 30, 2006 were 42,048,530 held by approximately 312 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

VOS International, Inc.

Certain Relationships and Related Transactions

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of September 30, 2006 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

In January 2006, the Company entered into a consulting agreement with a private company in which one officer and major shareholder is an owner of the private company and another officer and major shareholder holds the position of Secretary of the private company. The agreement provides that the Company will receive 10% of the profits of the private company on a quarterly basis over five years. The Company is carrying a trade receivable of $30,704 from the private company for expenses incurred related to the consulting agreement. However, all receivables have been written off as of September 30, 2006.

Additional related party indebtedness includes:
Unsecured promissory note that accrues interest at
10% per annum, to a company owned by an officer	$40,013
Unsecured promissory note that accrues interest at
10% per annum, to a former director	50,000

$90,013

VOS International, Inc.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

The following lists all Reports on Form 8-K as filed by the registrant during the three month period ending September 30, 2006; and all Reports on Form 8-K filed by the registrant as to the date of filing of this Report on Form 10-KSB:

None

Index to Exhibits and Reports

VOS International, Inc. includes by reference the following exhibits:

3.1.1	Articles of Incorporation, exhibit 3.1.1 filed with the registrant’s Registration Statement on Form 10-SB, as amended; filed with the Securities and Exchange Commission on August 26, 1999.
3.1.2	Amended and Restated Articles of Incorporation, exhibit 3.1.2 filed with the registrant’s
Report on Form 8-K; filed with the Securities and Exchange Commission on September 22, 2005.
3.2	Amended and Restated Bylaws, exhibit 3.2 filed with the registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2005.

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

VOS International, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2006 and 2005 were: $30,518 and $20,028, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2006 and 2005 were: $ 0 and $ 0, respectively.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2006 and 2005.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2006 and 2005.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2006. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

VOS International, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOS International, Inc.

Date: January 2, 2006	By:	/s/ Allan J. Ligi

Allan J. Ligi, President
Principal Executive Officer

Date: January 2, 2006	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VOS International, Inc.

Date: January 2, 2006	By:	/s/ Allan J. Ligi

Allan J. Ligi, President, Director
Principal Executive Officer

Date: January 2, 2006	By:	/s/ Richard B. Matulich

Richard B. Matulich, Chief Operations Officer
Interim Secretary, Director

Date: January 2, 2006	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer