Form 10QSB
period 2006-12-31
VOS INTERNATIONAL INC
filed 2007-02-20
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2006: 42,363,494 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

VOS INTERNATIONAL, INC. Index

VOS INTERNATIONAL, INC. CONDENSED BALANCE SHEETS DECEMBER 31, 2006 (UNAUDITED)

Assets

Current assets
Cash	$1,654
Receivables, net of allowance for bad debts of $35,205	21,151
Inventories	82,602

Total Current Assets	105,407

Property and equipment, net (Note 3)	34,472
Other assets:
Patent costs, net	72,358
Security deposits	4,921

$217,158

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$174,898
Loans payable (Note 11)	64,250
Obligations under capital lease (Note 3)	12,688
Loan payable from related party (Note 6)	123,513
Unearned revenue	5,540
Accrued liabilities	153,617

Total Current Liabilities	534,506

Long-term debt, net (Note 6)	675,955

Total Liabilities	1,210,461

Shareholders’ Deficit (Notes 8, 9 and 12)
Common stock, $.001 par value, 90,000,000 shares authorized,
42,363,494 shares issued and outstanding	42,365
Additional paid-in capital	5,117,713
Retained earnings (deficit)	(6,153,381)

Total Shareholders’ Deficit	(993,303)

$217,158

See accompanying notes to unaudited condensed financial statements. 3

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Revenues:
Sales	$18,661	$64,892
Cost of Sales	5,633	46,421

Gross Profit	13,028	18,471
Operating Expenses:
General and administrative	46,946	148,629
Stock-based compensation	14,286	45,000
Bad debt expense	-	2,990
Depreciation and amortization	6,300	6,400

Total operating expenses	67,532	203,019

Operating loss	(54,504)	(184,548)
Interest income	-	-
Interest expense	(4,078)	(639)

Loss before income taxes	(58,582)	(185,187)
Income tax provision (Note 7)	-	-

Net (loss)	$(58,582)	$(185,187)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	42,048,530	41,033,114

See accompanying notes to unaudited condensed financial statements. 4

VOS INTERNATIONAL, INC. CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT THREE MONTHS ENDED DECEMBER 31, 2006

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholder’s
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at September 30, 2006	42,048,530	$42,049	$5,082,973	$ (6,094,799)	$(969,777)

December 2006, stock issued in exchange for debt (unaudited)	172,107	172	20,598		20,770
December 2006, stock issued in exchange for services (unaudited)	142,857	144	14,142		14,286

	42,363,494	42,365	5,117,713	(6,094,799)	(934,721)

Net loss, three months ended December 31, 2006 (unaudited)	-	-	-	(58,582)	(58,582)

Balance at December 31, 2006	42,363,494	$42,365	$5,117,713	$ (6,153,381)	$(993,303)

See accompanying notes to unaudited condensed financial statements. 5

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Cash flows from operating activities:
Net loss	$(58,582)	$(185,187)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,300	6,400
Stock based compensation	14,286	45,000
Changes in operating assets and liabilities:
Accounts payable and accruals	6,150	51,460
Indebtedness to related party	33,500	(1,000)

Net cash provided by (used in) operating activities	1,654	(83,327)

Cash flows from financings activities:
Payments on obligations under long-term leases	-	(655)
Proceeds from short-term debt	-	25,000

Net cash provided by financing activities	-	24,345

Net change in cash	1,654	(58,982)

Cash, beginning of period	-	58,982

Cash, end of period	$1,654	$-

Supplemental disclosure of cash flow information:

Non-cash investing and financing transactions:
Common stock issued in exchange for debt extinguishment	$20,770	$-

See accompanying notes to unaudited condensed financial statements. 6

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2006 (UNAUDITED)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The accompanying interim condensed financial statements of VOS International, Inc. and subsidiary (collectively, the "Company" or “VOS”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the three month period ended December 31, 2006, the Company suffered a net loss of $58,582 and had a positive cash flow from operating activities of $1,654. As of December 31, 2006, the Company had a stockholders’ deficiency of $993,303. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2006 (UNAUDITED)

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

December 31, 2006

Office equipment	$79,234
Equipment	103,140
Computer equipment	57,582

$240,226
Less accumulated depreciation	(205,754)

Net Property and Equipment	$34,472

The Company's intangible assets consist principally of patents and are carried at cost of $124,255 less accumulated amortization of $51,897. Costs are amortized on a straight line basis over a period of 15 years.

NOTE 4 - INVENTORY

The Company's inventory at December 31, 2006 of $82,601 consists of finished goods.

NOTE 5 - PRODUCT WARRANTIES

The Company generally offers a 12 month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three month periods ended December 31, 2006 and December 31, 2005.

NOTE 6 - RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of December 31, 2006 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

Additional related party indebtedness includes:
Unsecured promissory note that accrues interest at
10% per annum, to a company owned by an officer.	$73,513
Unsecured promissory note of $51,250, that accrues
interest at 10% per annum, to a former director.	$50,000
$ 123,513

NOTE 7 - INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

VOS INTERNATIONAL, INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2006 (UNAUDITED)

NOTE 8 - SHAREHOLDERS' DEFICIT

The shareholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2006:
Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding.
Common stock, $0.001 par value; 90,000,000 shares authorized: 42,363,494 shares issued and outstanding.

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

During December 2006 the Company issued 142,857 shares for services valued at $0.10 per share and 172,107 shares in exchange for debt valued between $0.11 and $0.14 per share.

NOTE 10 – LITIGATION

The Company has been named as a party to a lawsuit by a former employee alleging discrimination from a former manager. The lawsuit is in its discovery phase and the merits of the case cannot be determined at this time. Management intends to vigorously defend itself against this lawsuit.

NOTE 11 – LOANS PAYABLE

The Company is indebted to several individuals for loans totaling $64,250. A loan payable to an individual with interest payable at 5% in the amount of $25,000 was due on March 2, 2006 and is currently in default. The remaining loans bear no interest with $14,250 due in February 2007 and $25,000 due December 2007. During the quarter, the Company exchanged 125,535 shares for debt amounting to $14,250.

NOTE 12 – ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of December 31, 2006 no stock options were outstanding.

NOTE 13 – CAPITAL LEASE OBLIGATION

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

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2006

The Company reports a net loss of $58,582 for the three months ended December 31, 2006 versus a net loss of $185,187 for the three months ended December 31, 2005. In all respects, the composition of expenses during these two periods are dissimilar, the difference being attributed to substantial reductions in employees and all operating costs.

Sales and Cost of Goods Sold:

Sales for the three months ended December 31, 2006 were $18,661 compared to $64,892 for the three months ended December 31, 2005. This decrease of $46,231 was due primarily to a change in the marketing of products and the lack of operating cash for marketing and advertising campaigns.

Cost of goods sold for the three months ended December 31, 2006 was $5,633 or 30% of sales; compared to $46,421 or 72% of sales for the three month period ending December 31, 2005. The decrease was due mainly to a higher margin on products sold at retail to internet customers during the period ended December 31, 2005.

Liquidity and Capital Resources

During the three month period ending December 31, 2006 the Company’s cash position increased by $1,654; cash at the beginning of the period was $0, cash remaining at the end of the period was $1,654. All net cash provided was from operating activities.

During the three month period ending December 31, 2005 the Company’s cash position decreased by $59,982. Net cash used in operating activities was $83,327; cash provided by financing activities was $24,345, primarily from proceeds from short term debt. Cash at the beginning of the period was $59,982; resulting in cash at the end of the period of $0.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the three month period ended December 31, 2006, the Company suffered a net loss of $58,582 and had a positive cash flow from operating activities of $1,654. As of December 31, 2006, the Company had a stockholders’ deficiency of $993,303. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Management’s Plan of Operation

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

We currently derive our revenues from product sales of the IntelaVoice™ Product Line.

VOS International is currently engaged in discussions with Synertech International Limited who seeks an exclusive licensing agreement for the VOS Voice Operated Lighting Patents. VOS has done work for Synertech over the years and has been working with them on developing a 220V version of the Intelavoice Voice Operated Lighting Controller. This version would be required to enter into the European and Asian markets. Synertech has an established marketing presence in Europe and Asia with Sales in excess of $15 million. They are currently moving into relationships with US retailers with their line of timers and lighting controllers VOS Management sees this as an excellent synergistic relationship for both parties. A final proposal is currently being reviewed by attorneys for Synertech International Limited here in San Diego and we will be meeting again soon to negotiate the specific terms of the Agreement.

VOS has also entered into an agreement with Honeywell to begin marketing and distribution of the Intelavoice Voice Operated Dimmer. Honeywell has approved of an initial 1000 piece order to begin test marketing the newest design submitted to them last month. VOS has sold some of it’s Intelavoice products to Honeywell in the past for various component integration studies and a interest to move forward has been secured now on VOS’s own Intelavoice Product Line.

The purchase order will be held in anticipation of a final agreement with Synertech on the licensing of the VOS Patents is reached or until mid March whichever comes first. If a licensing agreement is reached Synertech will directly supply Honeywell with products based on the VOS patents under license and VOS will be paid a royalty.

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

VOS INTERNATIONAL, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a party to a lawsuit in the Superior Court of San Diego by a former employee alleging discrimination by a former manager and non-payment of wages. The claims are for unspecified amounts in excess of $25,000 comprising of compensatory and punitive damages. The lawsuit is in its answer phase as VOS was recently served. The merits of the case cannot be determined at this time, as VOS is in the process of engaging counsel to file an answer to the complaint. Management intends to vigorously defend itself against this lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, during the three month period ending December 31, 2006.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three month period ending December 31, 2006.
Item 5.	Other Information
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

Reports on Form 8-K

None, for the period ending December 31, 2006

VOS INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOS International, Inc.

Date: February 19, 2007	By:	/s/ Allan J. Ligi

Allan J. Ligi, President
Principal Executive Officer

Date: February 19, 2007	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer