Form 10QSB
period 2007-03-31
VOS INTERNATIONAL INC
filed 2007-05-21
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER:	000-27145

VOS INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)
Colorado	33-0756798

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6540 Lusk Blvd, Suite C257,
San Diego, CA 92121.

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
requirements for the past 90 days.	Yes [X]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes [ ]	No [ X ]

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2007: 42,363,494 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

VOS INTERNATIONAL, INC. Index

		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	(Unaudited)
	Condensed Balance Sheet at March 31, 2007	3
	Condensed Statements of Operations for the three and six months
	ended March 31, 2007 and 2006	4
	Condensed Statement of Changes in Shareholders’ Deficit
	for the six months ended March 31, 2007	5
	Condensed Statements of Cash Flows
	for the six months ended March 31, 2007 and 2006	6
	Notes to Condensed Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10
Item 3	Controls and Procedures	12
Part II.	OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

VOS INTERNATIONAL, INC. CONDENSED BALANCE SHEET MARCH 31, 2007 (UNAUDITED)

Assets

Current assets
Cash	$2,151
Receivables, net of allowance for bad debts of $35,205	21,131
Inventories	76,872

Total Current Assets	100,154

Property and equipment, net (Note 3)	31,179
Other assets:
Patent costs, net	70,358
Security deposits	425

$202,116

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$172,176
Loans payable	64,250
Obligations under capital lease	12,688
Loan payable to related party (Note 6)	131,013
Unearned revenue	2,820
Accrued liabilities	157,121

Total Current Liabilities	540,067

Long-term debt, net (Note 6)	675,955

Total Liabilities	1,216,022

Shareholders’ Deficit (Note 8)
Common stock, $.001 par value, 90,000,000 shares authorized,
42,363,494 shares issued and outstanding	42,364
Additional paid-in capital	5,117,714
Retained deficit	(6,173,984)

Total Shareholders’ Deficit	(1,013,906)

$202,116

See accompanying notes to unaudited condensed financial statements. 3

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2007	2006	2007	2006

Revenues:
Sales	$ 12,036	$78,558	$30,697	$143,450
Cost of Sales	5,298	30,955	10,931	77,376

Gross Profit	6,738	47,603	19,766	66,074
Operating Expenses:
General and administrative	16,641	128,456	63,587	277,085
Stock-based compensation	-	36,000	14,286	81,000
Bad debt expense	-	-	-	2,990
Depreciation and amortization	6,300	6,400	12,600	12,800

Total operating expenses	22,941	170,856	90,473	373,875

Operating loss	(16,203)	(123,253)	(70,707)	(307,801)
Interest expense	(4,400)	(4,341)	(8,478)	(4,980)

Loss before income taxes	(20,603)	(127,594)	(79,185)	(312,781)
Income tax provision (Note 7)	-	-	-	-

Net (loss)	$ (20,603)	$(127,594)	$(79,185)	$(312,781)

Basic and diluted loss per share	$ (0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	42,363,494	41,475,336	42,048,530	41,310,475

See accompanying notes to unaudited condensed financial statements. 4

VOS INTERNATIONAL, INC. CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

			Additional	Retained	Total
	Common Stock		Paid-In		Stockholder’s
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at September 30, 2006	42,048,530	$42,049	$5,082,973	$ (6,094,799)	$(969,777)

December 2006, stock issued in exchange for debt (unaudited)	172,107	172	20,598	-	20,770
December 2006, stock issued in exchange for services (unaudited)	142,857	143	14,143	-	14,286

	42,363,494	42,364	5,117,714	(6,094,799)	(934,721)

Net loss, six months ended March 31, 2007 (unaudited)	-	-	-	(79,185)	(79,185)

Balance at March 31, 2007 (unaudited)	42,363,494	$42,364	$5,117,714	$ (6,173,984)	$(1,013,906)

See accompanying notes to unaudited condensed financial statements. 5

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
		March 31,

	2007		2006

Cash flows from operating activities:
Net loss	$(79,185)		$(312,781)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,600		12,800
Stock based compensation	14,286		81,000
Changes in operating assets and liabilities:
Accounts payable and accruals	(76,819)		50,810
Indebtedness to related party	68,123		14,442

Net cash used in operating activities	(60,995)		(153,729)

Cash flows from investing activities:
Decrease in deposits	4,496		-
Purchase of property and equipment	(1,007)		-

Net cash provided by investing activities	3,489		-

Cash flows from financings activities:
Proceeds from sale of common stock	-		47,500
Payments on obligations under long-term leases	(2,465)		(1,348)
Proceeds from related parties	-		8,056
Proceeds from short-term debt	64,250		50,000

Net cash provided by financing activities	61,785		104,208

Net change in cash	790		(49,521)

Cash, beginning of period	1,361		58,982

Cash, end of period	$2,151		$9,461

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-

Income taxes	$-		$-

Common stock issued in exchange for debt:
Extinguishment	$-		$-

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

During 2005, VOS International, Inc. acquired VOS Systems, Inc. as our wholly owned subsidiary through a recapitalization. VOS Systems, Inc. is our operating company.

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

Our executive offices are currently located at 6540 Lusk Blvd, Suite C257, San Diego, CA 92121. Our telephone number is: (858) 679-8027. We maintain a website at www.vossystems.com.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the three month period ended March 31, 2007, the Company suffered a net loss of $79,185 and had negative cash flows from operating activities of $60,995. As of March 31, 2007, the Company had a stockholders’ deficiency of $1,013,906. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

March 31, 2007

Office equipment	$80,421
Equipment	103,140
Computer equipment	57,852

$241,233
Less accumulated depreciation	(210,054)

Net Property and Equipment	$31,179

The Company's intangible assets consist principally of patents and are carried at cost of $124,255 less accumulated amortization of $53,897. Costs are amortized on a straight line basis over a period of 15 years.

NOTE 4 - INVENTORY

The Company's inventory at March 31, 2007 of $76,872 consists of finished goods.

NOTE 5 - PRODUCT WARRANTIES

The Company generally offers a 12 month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three month periods ended March 31, 2007 and March 31, 2006.

NOTE 6 - RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of March 31, 2007 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001.

Additional related party indebtedness includes:
Unsecured promissory note that accrues interest at
10% per annum, to a company owned by an officer.	$81,013
Unsecured promissory note that accrues
interest at 10% per annum, to a former director.	$50,000
$ 131,013

NOTE 7 - INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 8 - SHAREHOLDERS' DEFICIT

The shareholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2007:

Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding.
Common stock, $0.001 par value; 90,000,000 shares authorized: 42,363,494 shares issued and outstanding.

VOS INTERNATIONAL, INC.

NOTE 9 – LITIGATION

The Company has been named as a party to a lawsuit in the Superior Court of San Diego by a former employee alleging discrimination by a former manager and non-payment of wages. The claims are for unspecified amounts in excess of $25,000 comprising of compensatory and punitive damages. The lawsuit is in its mediation phase as VOS has a mediation date set for Monday, May 21, 2007. VOS has engaged council experienced in these types of mediation proceedings and is confident that a settlement will be reached at the mediation conference on May 21, 2007. This position is supported by the fact that the plaintiffs in this case have already formally released the former manager of VOS of his liability regarding this matter. Management believes an estimate of possible loss cannot be determined at this stage of the proceedings.

VOS INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

The discussion may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Month and Six-Month Periods Ended March 31, 2007

The Company reports a net loss of $20,603 for the three months ended March 31, 2007 versus a net loss of $127,594 for the three months ended March 31, 2006. For the six months ended March 31, 2007 the Company reports a net loss of $79,185 versus a net loss of $312,781 for the six month period ending March 31, 2006.

In all respects, the substantial decrease may be attributed to a substantial reduction in operating costs and curtailing of operations.

For the three-month period ending March 31, 2007:

Net loss for the three-month period ending March 31, 2007 was $20,603; total operating expenses for the period were $22,941 and gross profits were $6,738. General and administrative expenses totaled $16,641; stock-based compensation was $-0-.

Net loss for the three-month period ending March 31, 2006 was $127,594; total operating expenses for the period were $170,856 and gross profits were $47,603. General and administrative expenses totaled $128,456; stock-based compensation was $36,000.

For the six-month period ending March 31, 2007:

Net loss for the six-month period ending March 31, 2007 was $79,185; total operating expenses for the period were $90,473 and gross profits were $19,766. General and administrative expenses totaled $63,587; stock-based compensation was $14,286.

Net loss for the six-month period ending March 31, 2006 was $312,781; total operating expenses for the period were $373,875 and gross profits were $66,074. General and administrative expenses totaled $277,085; stock-based compensation was $81,000.

Liquidity and Capital Resources

During the six month period ending March 31, 2007 the Company’s cash position increased by $790; cash at the beginning of the period was $1,361, cash remaining at the end of the period was $2,151. Net cash used in operating activities was $60,995; net cash provided by investing activities was $3,489; and, net cash provided by financing activities was $61,785.

During the six month period ending March 31, 2006 the Company’s cash position decreased by $49,521. Net cash used in operating activities was $153,729; cash provided by financing activities was $104,208, primarily from proceeds from sale of common stock and proceeds from short term debt. Cash at the beginning of the period was $58,982; resulting in cash at the end of the period of $9,461.

VOS INTERNATIONAL, INC.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six month period ended March 31, 2007, the Company suffered a net loss of $79,185 and had negative cash flows from operating activities of $60,995. As of March 31, 2007, the Company had a stockholders’ deficiency of $1,013,906. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are:

  to further commercialize its own products;
  to market new products, including products from other manufacturers;
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

VOS International continues to be in discussions with Synertech International Limited who seeks an exclusive licensing agreement for the VOS Voice Operated Lighting Patents. VOS has done work for Synertech over the years and has been working with them on developing a 220V version of the Intelavoice Voice Operated Lighting Controller. This version would be required to enter into the European and Asian markets. Synertech has an established marketing presence in Europe and Asia with Sales in excess of $15 million. They are currently moving into relationships with US retailers with their line of timers and lighting controllers VOS Management sees this as an excellent synergistic relationship for both parties. A delay in the negotiations resulted from prior business commitments from Synertech. We have resumed negotiations on the specific terms of the Agreement and should have an agreement in place by mid June 2007.

VOS INTERNATIONAL, INC.

VOS has decided not to enter into an agreement with Honeywell until the Synertech licensing agreement in place or until mid June (extended 3 months) in order to set up the appropriate relationships between both companies. The purchase order will be held in anticipation of this final agreement with Synertech.

Although Management is attempting to develop business opportunities with its limited resources, activities are ongoing to increase current operation levels. As of the time of this report the company has operational activities and is aggressively seeking out potential strategic relationships or acquisitions in its efforts to expand operations. Management is also reviewing several new projects that would bring with them the opportunity to raise additional capital to fund both the project development and the operational overhead. Two Projects currently under review involve both solar energy component manufacturing (solar panels) and a unique patented biomass energy manufacturing operation; both of which can bring with them federal and state grants to assist in the development of more efficient alternative energy options.

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

VOS INTERNATIONAL, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a party to a lawsuit in the Superior Court of San Diego by a former employee alleging discrimination by a former manager and non-payment of wages. The claims are for unspecified amounts in excess of $25,000 comprising of compensatory and punitive damages. The lawsuit is in its mediation phase as VOS has a mediation date set for Monday, May 21, 2007. VOS has engaged council experienced in these types of mediation proceedings and is confident that a settlement will be reached at the mediation conference on May 21, 2007. This position is supported by the fact that the plaintiffs in this case have already formally released the former manager of VOS of his liability regarding this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, during the three month period ending March 31, 2007.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three month period ending March 31, 2007.
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
None, for the period ending March 31, 2007

VOS INTERNATIONAL, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOS International, Inc.

Date: May 18, 2007	By:	/s/ Allan J. Ligi

Allan J. Ligi, President
Principal Executive Officer

Date: May 18, 2007	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer