Form 10QSB
period 2007-06-30
VOS INTERNATIONAL INC
filed 2007-08-20
CIK 1062273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

COMMISSION FILE NUMBER: 000-27145

VOS INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	33-0756798

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

740 13th Street, Suite 406
San Diego, California 92121
(Address of principal executive offices)
(858) 679-8027
(Issuer's telephone number)
6540 Lusk Blvd., Suite C257
Poway, California 92064
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2007: 42,363,494 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

VOS INTERNATIONAL, INC. Index

		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
	(Unaudited)
	Condensed Balance Sheet at June 30, 2007	3
	Condensed Statements of Operations for the three and nine months
	ended June 30, 2007 and 2006	4
	Condensed Statement of Changes in Shareholders’ Deficit
	for the nine months ended June 30, 2007	5
	Condensed Statements of Cash Flows
	for the nine months ended June 30, 2007 and 2006	6
	Notes to Condensed Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10
Item 3	Controls and Procedures	12
Part II.	OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6	Exhibits and Reports on Form 8-K	14
SIGNATURES		14

VOS INTERNATIONAL, INC. CONDENSED BALANCE SHEET JUNE 30, 2007 (UNAUDITED)

Assets

Current assets
Cash	$2,039
Receivables, net of allowance for bad debts of $52,729	1,895
Inventories	36,820

Total Current Assets	40,754

Property and equipment, net (Note 3)	31,164

Other assets:
Patent costs, net	68,145
Security deposits	4,921

$144,984

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$171,551
Loans payable (Note 5)	64,250
Obligations under capital lease	12,688
Loan payable to related party (Note 6)	145,913
Accrued liabilities	161,863

Total Current Liabilities	556,265

Long-term debt, net (Note 6)	675,955

Total Liabilities	1,232,220

Shareholders’ Deficit (Notes 8-9)
Common stock, $.001 par value, 90,000,000 shares authorized,
42,363,494 shares issued and outstanding	42,364
Additional paid-in capital	5,157,104
Retained deficit	(6,286,704)

Total Shareholders’ Deficit	(1,087,236)

$144,984

See accompanying notes to unaudited condensed financial statements. 3

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Revenues:
Sales	$ 9,175	$63,363	$ 39,872	$206,813
Cost of Sales	2,586	23,887	13,517	101,263

Gross Profit	6,589	39,476	26,355	105,550
Operating Expenses:
General and administrative	55,224	149,605	133,097	507,690
Bad debt expense	17,524	-	17,524	2,990
Depreciation and amortization	2,471	6,400	15,071	19,200

Total operating expenses	75,219	156,005	165,692	529,880

Operating loss	(68,630)	(116,529)	(139,337)	(424,330)
Interest expense	(17,830)	(3,672)	(52,568)	(8,652)

Loss before income taxes	(86,460)	(120,201)	(191,905)	(432,982)
Income tax provision (Note 7)	-	-	-	-

Net (loss)	$ (86,460)	$(120,201)	$ (191,905)	$(432,982)

Basic and diluted loss per share	$ (0.00)	$(0.00)	$ (0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	42,363,494	42,001,030	42,206,012	42,001,030

See accompanying notes to unaudited condensed financial statements. 4

VOS INTERNATIONAL, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
NINE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

			Additional	Retained	Total
	Common Stock		Paid-In		Stockholder’s
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at September 30, 2006	42,048,530	$42,049	$5,082,973	$ (6,094,799)	$(969,777)

December 2006, stock issued in exchange for debt (unaudited)	172,107	172	20,598	-	20,770
December 2006, stock issued in exchange for services (unaudited)	142,857	143	14,143	-	14,286
Interest forfeited by shareholder on debt (unaudited)	-	-	39,390		39,390
Net loss, nine months ended June 30, 2007 (unaudited)	-	-	-	(191,905)	(191,905)

Balance at June 30, 2007 (unaudited)	42,363,494	$42,364	$5,157,104	$ (6,286,704)	$(1,087,236)

See accompanying notes to unaudited condensed financial statements. 5

VOS INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
		June 30,

	2007		2006

Cash flows from operating activities:
Net loss	$(191,905)		$(432,982)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,071		19,200
Forfeited interest	39,390		-
Changes in operating assets and liabilities:
Accounts receivable and other assets	64,235		168,305
Accounts payable and accruals	17,987		65,839
Indebtedness to related party	-		12,442

Net cash used in operating activities	(55,222)		(167,196)

Cash flows from financings activities:
Proceeds from sale of common stock	-		53,500
Proceeds from debt from related parties	55,900		8,056
Payments on obligations under long-term leases	-		(2,686)
Proceeds from short-term debt	-		50,000

Net cash provided by financing activities	55,900		108,870

Net change in cash	678		(58,326)

Cash, beginning of period	1,361		58,982

Cash, end of period	$2,039		$656

See accompanying notes to unaudited condensed financial statements. 6

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS

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

Our executive offices are currently located at 740 13th Street, Suite 406, San Diego, CA 92101. Our telephone number is: (858) 679-8027. We maintain a website at www.vossystems.com.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the nine month period ended June 30, 2007, the Company suffered a net loss of $191,905 and had negative cash flows from operating activities of $55,222. As of June 30, 2007, the Company had a stockholders’ deficiency of $1,087,236. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – REVENUE RECOGNITION

Revenues consist of the sales of voice activated products. Revenue is recognized upon shipment, if the contract shipping is FOB shipping point, and upon delivery, if the contract shipping term is FOB destination, provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured.

Costs incurred for shipping and handling are included in cost of sales at the time the related revenue is recognized.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on an accelerated basis over the estimated useful lives ranging from 5 - 7 years on furniture and equipment.

June 30, 2007

Office equipment	$38,425
Equipment	90,796
Computer equipment	738

$129,959
Less accumulated depreciation	(98,795)

Net Property and Equipment	$31,164

The Company's intangible assets consist principally of patents and are carried at cost of $124,255 less accumulated amortization of $56,110. Costs are amortized on a straight line basis over a period of 15 years.

NOTE 4 - INVENTORY

The Company's inventory at June 30, 2007 of $36,820 consists of finished goods.

NOTE 5 – LOANS PAYABLE

Loans payable consist of unsecured promissory notes to four individuals which are non-interest bearing and due on demand.

NOTE 6 - RELATED PARTY TRANSACTION

From inception through 2004, funds were advanced from a major stockholder to finance the cost of operations. Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years. As of June 30, 2007 the balance due on this note is $675,955. Due to the Company's financial limitations the stockholder agreed to not accrue interest on the outstanding note effective October 1, 2001. The amount forfeited for the nine months ended June 30, 2007 amounted to $39,390.

Additional related party indebtedness includes:
Unsecured promissory note that accrues interest at
10% per annum, to a company owned by an officer.	$95,913
Unsecured promissory note that accrues
interest at 10% per annum, to a former director.	$50,000
$ 145,913

NOTE 7 - INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2007:
Preferred stock, nonvoting, $1.00 par value; 1,000,000 shares authorized: -0- shares issued and outstanding.
Common stock, $0.001 par value; 90,000,000 shares authorized: 42,363,494 shares issued and outstanding.

VOS INTERNATIONAL, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK TRANSACTIONS

Transactions, other than employee’s stock issuance, are in accordance with paragraph of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received of the fair value of equity instruments issued, or which ever is more readily determinable.

NOTE 10 – STOCK-BASED COMPENSATION

Share-based compensation for the nine months ended June 30, 2007 and 2006 totaled $14,286 and $81,000, respectively. These charges are included as general and administrative expenses in the accompanying condensed statements of operations.

NOTE 11 – LITIGATION

The Company was named as a party to a lawsuit in the Superior Court of San Diego by a former employee alleging discrimination by a former manager and non-payment of wages. The claims were for unspecified amounts in excess of $25,000 comprising of compensatory and punitive damages. A mediation was held Monday, May 21, 2007. During mediation, the Company’s CEO negotiated a settlement of this case at no cost to the Company.

NOTE 12 - PRODUCT WARRANTIES

The Company generally offers a 12 month warranty for its products. The Company’s warranty policy provides for replacement of the defective product. Specific accruals are recorded for known product warranty issues. Product warranty expenses were not material during the three-month periods ended June 30, 2007 and June 30, 2006.

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

Financial Summary

Results of Operations for the Three-Month and Nine-Month Periods Ended June 30, 2007

The Company reports a net loss of $86,460 for the three months ended June 30, 2007 versus a net loss of $120,201 for the three months ended June 30, 2006. For the nine months ended June 30, 2007 the Company reports a net loss of $191,905 versus a net loss of $432,982 for the nine month period ending June 30, 2006.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $75,219 compared to $156,005 for the three months ended June 30, 2006. For the nine months ended June 30, 2007 selling general and administrative expenses were $165,692 compared to $529,880 for the nine months ended June 30, 2006.

In all respects, the preceding decreases may be attributed to a substantial reduction in operating costs and curtailing of operations.

Sales for the three month period ending June 30, 2007 was $9,175 compared to $63,363 for the three months ended June 30, 2006; a decrease of $54,188. The decrease in sales was due primarily to a limited inventory and lack of advertising.

Cost of goods sold for the three month period ending June 30, 2007 was $2,586 compared to $23,887 for the three months ended June 2006; a decrease of $21,301. Cost of goods sales was 28% of sales for the period ended June 30, 2007 and 38% for the period ended June 30, 2006. The improvement was mainly due to selling at full retail on the internet for the quarter ended June 30, 2007.

Liquidity and Capital Resources

During the nine month period ending June 30, 2007 the Company’s cash position increased by $678; cash at the beginning of the period was $1,361, cash remaining at the end of the period was $2,039. Net cash used in operating activities was $55,222; and, net cash provided by financing activities was $55,900.

During the nine month period ending June 30, 2006 the Company’s cash position decreased by $58,326. Net cash used in operating activities was $167,196; cash provided by financing activities was $108,870, primarily from proceeds from sale of common stock and proceeds from short term debt. Cash at the beginning of the period was $58,982; resulting in cash at the end of the period of $656.

VOS INTERNATIONAL, INC.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. During the nine month period ended June 30, 2007, the Company suffered a net loss of $191,905 and had negative cash flows from operating activities of $55,222. As of June 30, 2007, the Company had a stockholders’ deficiency of $1,087,236. The Company has sustained its operations primarily through debt and equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management’s current plans are:

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

VOS INTERNATIONAL, INC.

We had previously disclosed extended discussions with both Synertech International Limited and Honeywell related to the licensing and distribution of the Intelavoice products. Synertech was to license the VOS patents and directly supply Honeywell with products based on the VOS patents under license and VOS would be paid a royalty.

These agreements hold promise for additional business and expansion of existing product lines for the Company but have not materialized and appear to be less likely to occur than previously believed. This is due to the Company’s stressed financial position and the Company’s inability to provide the R&D needed to finish off both Synertech and Honeywell’s specific product demands that have been presented at this time.

Management has decided to move forward with a new Sales and Marketing approach headed up by Mr. Robert Martins. His vast experience and expertise in internet sales should help VOS substantially at this juncture and his associations with media marketing firms has proved to be invaluable in securing an agreement with Fitness Quest Inc. to license and distribute the Intelavoice Voice Operating Dimmer Controller. The agreement is to test market the Intelavoice product on an infomercial here in the US and abroad and if successful to secure its retail placement worldwide. This agreement was entered into on July 24, 2007.

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

VOS INTERNATIONAL, INC.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named as a party to a lawsuit in the Superior Court of San Diego by a former employee alleging discrimination by a former manager and non-payment of wages. The claims were for unspecified amounts in excess of $25,000 comprising of compensatory and punitive damages.

The Company retained the firm of Simpson, Delmore, Greene LLP on May 1st 2007. Attorney Paul Delmore represented the Company at the May 21st mediation phase of the case at the Superior Court of San Diego. CEO Allan J. Ligi’s testimony and support documents presented at the hearing allowed the court to reach a conclusion that the case could be settled that day. A final settlement agreement was reached and a dismissal of all claims against VOS International was reached. Mr. Ligi agreed to pay all court costs and settlement amounts personally. The settlement agreement was signed and entered into the court records on July 18, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None, during the three month period ending June 30, 2007
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None, for the three month period ending June 30, 2007

Item 5. Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective June 25, 2007, VOS has accepted the resignation of Director, H. Steven Howard. Mr. Howard has been an inactive board member for some time and due to the limited activities of VOS has resigned. The board position will remain vacant until a suitable candidate if identified.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of VOS, as pertaining to vacancies, shall hold office until a successor is elected and qualified.

The directors of VOS are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of VOS.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of VOS and any prior or current employer. VOS has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

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

Reports on Form 8-K

None, for the period ending June 30, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOS International, Inc.

Date: August 20, 2007	By:	/s/ Allan J. Ligi

Allan J. Ligi, President
Principal Executive Officer

Date: August 20, 2007	By:	/s/ Dennis LaVorgna

Dennis LaVorgna, Chief Financial Officer
Principal Accounting Officer