Form 10-K
period 2007-09-30
IdeaEdge, Inc
filed 2008-01-11
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-27145

IDEAEDGE, INC.

(Name of small business issuer in its charter)

Colorado	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6440 Lusk Blvd., Suite 200
San Diego California	92121
(Address and of principal executive offices)	(Zip Code)

(858) 677-0080

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State issuer’s revenues for its most recent fiscal year: $37,836

The aggregate market value of the voting and non-voting common equity on January 9, 2008 held by non-affiliates* of the registrant (based on the average bid and asked price of such stock on such date) was approximately $27,274,057.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At January 9, 2008, there were 12,389,362 shares outstanding of the issuer’s common stock, the only class of common equity, as adjusted for the October 16, 2007 25-to-1 reverse split of our common stock.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

•

Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

IDEAEDGE, INC.

(formerly VOS International, Inc.)

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 - Financial Statements

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A - Controls and Procedures

Item 8B - Other Information

PART III

Item 9 - Directors and Executive Officers of the Registrant

Item 10 - Executive Compensation

Item 11 - Security Ownership of Certain Beneficial Owners and Management

Item 12 - Certain Relationships and Related Transactions

Item 13 - Exhibits

Item 14 - Principal Accountant Fees and Services

"SAFE HARBOR" STATEMENT UNDER

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public.  Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee you that our plans and expectations will be achieved.  Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control.  These factors include, but are not limited to, those contained in “Item 1A. Risk Factors” and elsewhere in this report.  All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

Item 1 - Description of Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means IdeaEdge, Inc., a Colorado corporation, its wholly-owned subsidiary IdeaEdge, Inc., a California corporation or their management.

History

The Company was originally incorporated in the State of Colorado on May 14, 1990 as “Snow Eagle Investments, Inc.” and was inactive from 1990 until 1997.   In April 1997, the Company acquired the assets of 1st Net Technologies, LLC, a California limited liability company, and the Company changed its name to “1st Net Technologies, Inc.” and operated as an Internet commerce and services business.  In August 2001, the Company suspended its operations, and from August 2001 to August 2004, the Company was in search of a reorganization candidate.  In September of 2005, the Company acquired VOS Systems, Inc. (the “VOS Subsidiary”) as its wholly owned subsidiary and the Company changed its name to “VOS International, Inc.” and traded under the symbol “VOSI.OB”.  The VOS Subsidiary operated as a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products.  On October 16, 2007, the Company completed the acquisition of IdeaEdge, Inc. (“IdeaEdge-CA”); sold the VOS Subsidiary; changed its name to “IdeaEdge, Inc.;” and commenced trading under the symbol “IDED.OB” on October 18, 2007.  We currently develop, market and sell innovative prepaid gift card programs based on major consumer entertainment brands operating under our wholly-owned subsidiary, IdeaEdge-CA.

Current Business

We intend to capitalize on the prepaid gift card market by offering gift card programs based on popular entertainment brands that we believe will invoke a strong consumer impulse to buy.  Our business model is intended to use the gift card channel to promote on-line merchandise sales.

Through our first product, we are marketing the merchandise of American IdolTM.  Our strategy is to first establish our market position through our exclusive marketing arrangement with American IdolTM, and then to broaden our base of clients to include exclusive relationships with other strongly branded merchandisers.  Our goal is to become a preferred source of branded gift cards for merchandisers whose market presence supports high levels of consumer demand for their gift cards and merchandise.  We plan to build our business through exclusive licenses with premier brands that enjoy verifiable pricing power. The approach we are taking in dealing with American IdolTM (described below) is indicative of the business model we expect to utilize in dealing with other merchandisers.

We have secured an exclusive license to conduct the American IdolTM gift card business in the U.S. and Canada.  American IdolTM is one of the leading entertainment brands in the United States, with over forty million fans in the U.S. alone.  American IdolTM is also a leading brand for consumer merchandise.  Where consumer purchases are now executed through customer visits to the American IdolTM website, the Company expects to open up an entirely new sales channel for American IdolTM, namely one that enables its merchandise to be purchased through the use of prepaid gift cards.  We plan to offer a wide range of consumer merchandise under the American IdolTM brand—music, videos, electronics, apparel, games, accessories, and toys.

We have obtained non-binding commitments with gift card aggregators for distribution with chains comprising over 10,000 retail grocery and drug stores, including Drug Fair, Staples, Kinney, Long’s, Raley’s, Rite-Aid, Schnucks, USA, and Winn-Dixie.  Based on on-going discussions with additional chains, we estimate that we have the potential for significantly expanding the number of our retail outlets within the United States prior to the end of 2008, although there can be no assurance we will procure these additional outlets.  In addition to securing distribution with some of these leading gift card retailers, our exclusive license also includes the right to market and do business on our website established specifically for this gift card, at www.americanidolgifts.com (the “Website”).  In October 2007, we made the Website accessible to the public in conjunction with the distribution of the American IdolTM gift card.

Market Overview

According to the November 2006 Adult Gift Card Pre-Holiday Survey by Comdata® Corporation (“Comdata”), gift card sales are expected to exceed $100 billion by 2008, up from $75 billion in 2005.  76% of the adults surveyed stated that they purchased gift cards during the 2005 holiday season, and 46% of all gifts purchased in the last twelve months were gift cards.  It is also instructive to note gift card behavior market as determined by Comdata in its post-2006 holiday season survey and analysis.  Those Comdata conclusions were as follows.

•

Exposure to gift cards among teens is extremely high; nine out of ten have received a gift card, and more than three-quarters have purchased a gift card, either as a gift for someone else or for personal use. Young men report purchasing cards for personal use more often than young women.

•

The most popular occasions for purchasing gift cards for others are birthdays and winter holidays.  Graduation gifts, Mother’s Day, Father’s Day, congratulations and thank-you gifts are the next most popular.

•

Teens buy gift cards for others because they want the recipient to get what they want, or because they can’t decide what else to get.

•

Teens say that four gift purchases in ten are gift cards.

The Company’s flagship program, based on the American IdolTM brand, is the leading TV entertainment brand across all demographics according to independent surveys commissioned by FremantleMedia North America, Inc. (“FremantleMedia”), including the teen demographic.  The American IdolTM website has enjoyed rapid growth both in terms of web page views and unique website visitors.

We intend to address multiple demographic segments across the prepaid gift card market using various licensed brands. We began offering the American IdolTM gift card in October 2007.  We plan to add other entertainment brands in 2008.  While we anticipate extending our business by licensing additional brands, as of the date of this report, the Company has not secured a license agreement with any of these prospective licensors.

Our exclusive license to conduct the American IdolTM Gift Card business (the “AI License Agreement”) will continue through December 31, 2010, provided each party continues to comply with the terms of the AI License Agreement.  The term of AI License Agreement may be extended by mutual agreement of FremantleMedia and us.  The license enables us to do business in the name of American IdolTM.  The permitted gift card configuration includes any industry standard prepaid gift card packaging or any mutually agreeable variation thereof.  The royalty we will pay under the license is ten percent of sales. The AI License Agreement required us to pay FremantleMedia $1,500,000 in advance on license fees.

Customer Gift Card Purchase Card Model

We believe the primary sales channel for our gift card is high-traffic retailers with significant gift card programs (i.e., destinations with gift card “trees”, “malls”, “kiosks”). These channels typically include grocery, drug, and high-end convenience stores.  Consumer electronics, book, and specialty convenience stores are also candidate retailers for gift card distribution.  We are also working to establish distribution at non-traditional high traffic destinations, including large malls and airports across the U.S.

Under our planned gift card program, customers will purchase gift cards from gift card displays and check-out counters at leading retail grocery and drug store chains.  Consumers will also be able to purchase gift cards on-line at the Website and will be directed there through search engines (e.g. Google), affiliate programs, and links on the American IdolTM website.

The management of the retail outlets we have secured for distribution of our gift cards has expressed enthusiasm for our planned marketing strategy, the eye appeal of the card design, and most significantly, the marketing attraction of the American IdolTM identification.  We believe that this enthusiasm will lead to stores giving our products preferential presence on gift card displays, although there can be no assurance of such preferential placement.

Customer Gift Card Redemption Model

Customers are now able to redeem gift cards for merchandise online at the Website.  We designed the Website to offer choice, ease of use, enjoyment of the redemption experience and to actively promote retail gift card sales.  We expect to sell gift cards in $25 and $50 denominations.  Gift cards are redeemable for music, videos, electronics, apparel, games, accessories, and toys.

Marketing Strategy

We plan to develop the market as follows:

•

Achieve marketing exposure through in-place retail sales agreements with name-brand chains comprising thousands of high-traffic stores;

•

Use recognition of American IdolTM popularity to gain preferred positions on chain retailer gift card displays, including coordination of preferred placements through interactions with senior marketing executives within each chain distributing the Company’s gift cards;

•

Utilize media associated with the American IdolTM show and its contestants;

•

Place links on the American IdolTM website to our Website;

•

Create “collector series” American IdolTM gift cards featuring cards co-branded with specific American IdolTM performers and personalities; and

•

Promote brand recognition and gift card sales by offering web-enabled customized features, collectable patches, and other brand-reinforcing mechanisms.

To accomplish the preferred placement with retailers we are seeking and website banner advertising, may involve the payment of significant fees.  The customization of gift cards and web-enabled customized greetings will require additional programming of our website, although these costs are not expected to be material in relation to our operations.

Competitive Strategy

We also intend to pursue growth opportunities using the following competitive strategies:

•

Execute through our exclusive license with American IdolTM in North America;

•

Own and operate the gift card websites we establish;

•

License exclusive gift card selling relationships with other merchandisers who enjoy brand-name recognition and pricing power;

•

Maintain exclusive arrangements with card manufacturers/distributors and leading gift card aggregators/clearing houses; and

•

Recruit a management and advisory team comprised of experienced executives in successful high-technology and gift card service delivery.

Rather than having to develop and staff the supply, distribution, and clearing house functions needed to execute our business, we believe we are positioned to use the resources of established leaders in each component of the supply chain, and will be dealing with firms that have already proven their ability to scale and support the transaction types and loads that will be the foundation of our business.  By integrating all of these partners into our internal information technology systems and business processes, we intend to create an efficient business structure.

Competitive Products

By virtue of our exclusive licensing agreement, we will not have any competitors for gift card merchandising of American IdolTM consumer products in the U.S. and Canada.  We intend to negotiate similar agreements with other merchandisers which we anticipate engaging over the next several years, with a strategy of restricting the establishment of competing businesses.

For gift cards in general, hundreds of commoditized brands now proliferate the market, including those sponsored by banks and financial institutions, department stores, phone companies, gasoline, retailers, and others.  We believe we will be in a highly differentiated market segment by offering cards based on entertainment brands, personalities, and characters that provoke passion in consumers.  Our branding strategy is intended to capitalize on the pricing power of particular brands, protect the product against commoditization, mitigate the seasonality of gift cards that do not enjoy year-round consumer interest and encourage premium placement on retail outlet gift card displays.

Item 1A – Risk Factors

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this herein before making an investment decision.  If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a very limited operating history.  We completed our acquisition of IdeaEdge-CA on October 16, 2007.  IdeaEdge-CA was formed in April 2007 to pursue opportunities in the gift card industry.  We do not currently have significant operating revenues and have a very limited operating history.  We do not have any historical financial data upon which to base planned operations.  Because we have no operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to achieve revenues or obtain adequate financing would materially and adversely affect our business. We do not currently have significant revenues and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues to achieve profitability.  Our failure to achieve significant revenues, or to raise adequate and necessary financing, would seriously harm our business and operating results.  We will have large fixed expenses, and expect to continue to incur capital, product development, and administrative and other expenses.  We will need to generate significant revenues in order to achieve and maintain profitability.  If we fail to achieve significant revenues, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We face competition from other retailers.  We will face competition from other retailers who offer gift cards.  Many of these retailers have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these providers also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers.  Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share.

We rely on third-party suppliers and distributors.  We will be dependent on other companies to design, produce and distribute our gift cards.  Any interruption in our ability to obtain these services, or comparable quality replacements, would severely harm our business and results of operations.  We will also be dependent on other companies to distribute and sell our products.  The failure by such third parties to distribute or sell our products in a timely manner would substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We are dependent upon consumer tastes for our gift cards and products. The production of co-branded gift cards involves substantial risks due in part because they require that we spend significant funds based entirely on our preliminary evaluation of the cards’ commercial potential.  It is impossible to predict the success of any gift card before its production starts. The ability of a gift card to be accepted by consumers and generate revenues will depend upon a variety of unpredictable factors, including:

•

public taste, which is always subject to change;

•

the quantity and popularity of other gift cards available to the public at the time of the release of the Company’s gift cards; and

•

the fact that the distribution and sales method chosen for our gift cards may be ineffective.

For any of these reasons, the gift cards we produce may be commercially unsuccessful.  If we are unable to produce gift cards which are commercially successful in this industry, we may not be able to recoup our expenses and/or generate sufficient revenues. In the event that we are unable to generate sufficient revenues, we may not be able to continue operating as a viable business and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We currently have a lack of diversity of product offerings.  We have only one co-branded gift card available for distribution for our initial product launch, the American Idol™ co-branded gift card.  This lack of diversity in a product offering creates substantial risks as all of our initial potential revenues are dependent upon the success of this one gift card.  Our inability to compete successfully, or the lack of acceptance of our initial gift card, could have a material adverse effect on our business, results of operations and financial condition and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We are required to pay significant licensing fees.   Under the terms of the American Idol™ (“AI”) License Agreement, we have agreed to certain guaranteed royalty payments to FremantleMedia, including the payment of a $1,500,000 advance towards those guaranteed royalty payments.  If we fail to comply with the terms of the AI License Agreement, FremantleMedia would be entitled to terminate the AI License Agreement, in which event we would be unable to launch our first gift card.  Our inability to launch the American IdolTM co-branded gift card would have a material adverse effect on our business, results of operations and financial condition and an investor could suffer the loss of a significant portion or all of his investment in our Company.

FremantleMedia has the right to terminate the AI License Agreement in the event of certain changes of control of the Company.   Under the terms of the AI License Agreement, the licensor, FremantleMedia, is entitled to terminate the AI License Agreement in the event there is a change in the control of IdeaEdge-CA or, as the case may be, the ultimate parent company of IdeaEdge-CA.  This provision is a precaution against IdeaEdge-CA being acquired by an entity which FremantleMedia may deem as unsuited for the AI License Agreement.  We have clarified this provision with FremantleMedia to mean that it does not prevent IdeaEdge-CA from dealing in its stocks and shares to raise more capital (including the sale of equity to individual and non-strategic investors, or a “going public” transaction), but FremantleMedia is entitled to terminate the AI License Agreement if there is a change in the ownership or control of our Company which results in the IdeaEdge-CA shareholders existing as of the date of the execution of the AI License Agreement not collectively maintaining the largest ownership percentage of the Company.

As of January 9, 2008, assuming the exchange of all of the remaining shares and promissory notes of IdeaEdge-CA for shares of Company common stock occurs pursuant to the IdeaEdge Acquisition, the IdeaEdge-CA shareholders existing as of the date of the execution of the AI License Agreement would collectively have approximately 48.4% of the ownership interest of the Company, and the next single largest ownership percentage in the Company is approximately 7.9%.  If as a result of our issuing additional shares or the sale of our shares by the IdeaEdge-CA shareholders existing as of the date of the execution of the AI License Agreement, the IdeaEdge-CA shareholders existing as of the date of the execution of the AI License Agreement no longer have the largest ownership percentage of the Company, and the Company is not able to negotiate an alternative provision with FremantleMedia, FremantleMedia would have the ability to terminate the AI License Agreement.  This would have a material adverse effect on the Company’s business, results of operations and financial condition and an investor could suffer the loss of a significant portion or all of his investment in our Company.  Additionally, this provision may prevent an acquisition of the Company or the Company’s shares of common stock by a strategic or institutional investor as such an acquisition may result in triggering FremantleMedia’s termination rights, or require such an acquisition to be conditioned upon the consent of FremantleMedia.  This could result in an investor’s receiving an amount from his investment that is less than that which would be received in the absence of this provision of the AI License Agreement.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern.  The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2007.  We also cannot assure you that we will be able to generate sufficient revenue to fund our business. If we cannot generate the required revenues or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.  We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future.  Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  In addition, our ability to pay dividends on our common stock may be limited by state law.  Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business.  At the present time there is a limited trading market for our shares.  Therefore holders of our securities may be unable to sell them.  We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our net operating loss carry-forward will be limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible limitations on the use of tax loss carry-forwards, the inability to use the net operating loss carry-forwards (“NOL”) of the VOS Subsidiary after its sale and the future expiration of the NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of IdeaEdge-CA, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL or the full amount of the NOL, would limit our ability to offset any future tax liabilities with NOL.

Corporate and Other Risks

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director. Our Company’s articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital.  Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company.  This indemnification policy could result in substantial expenditures, which we may be unable to recoup.  If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Our executive officers, directors and insider stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.  Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in your receiving a premium over the market price for your shares.  A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers.  Accordingly, any of our existing outside principal stockholders, together with our directors, executive officers and insider shareholders, would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required.  If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock.  Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

The requirements in connection with being a public company may put us at a competitive disadvantage.  The complexity of operating in a public company environment could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  We may not be able to implement programs and policies in an effective and timely manner that adequately responds to the increased legal, regulatory compliance and reporting requirements associated with being a public company.  Our failure to do so could lead to the imposition of fines and penalties and distract us from attending to the growth of our business.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.  We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002.  We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting.  We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required (or to be required) by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404.  We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, the management assessment portion of which will initially apply to us as of September 30, 2008.  The requirements of Section 404 may unduly divert management’s time and resources from executing our business plan.  If in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Our compliance with the Sarbanes-Oxley Act and the U.S. Securities and Exchange Commission rules concerning internal controls may be time consuming, difficult and costly for us.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act will in the future require publicly-traded companies with our current market capitalization to obtain.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team.  We do not have long-term employment agreements with any of the members of our senior management team.  Each of those individuals may voluntarily terminate his employment with the Company at any time.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We do not maintain a key man insurance policy on any of our executive officers.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.  The ability to manage and operate our business as we execute our growth strategy will require effective planning.  Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance.  Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure and other resources.  If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Capital Market Risks

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.  There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.  While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition.  The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.   The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.   Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.  Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock.  The absence of such coverage limits the likelihood that an active market will develop for our common stock.  It will also likely make it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on NASDAQ or on any securities exchange.  Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue.  Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.  In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all.  Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Item 2 – Description of Property

Our corporate offices are located at 6440 Lusk Blvd., Suite 200, San Diego California 92121, where we lease approximately 1,932 square feet of office space.  This lease is for a term of 24 months and commenced in July 2007.  The monthly rental payment including utilities and operating expenses for the facility is approximately $1,900.  We believe this facility is in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4 – Submission of Matters to a Vote of Security Holders

On October 12, 2007, we submitted the following items to a vote of the shareholders.

1.

Approval of our acquisition of IdeaEdge-CA;

2.

Approval of a reverse stock split in the ratio of one share for every 25 shares, subject to and upon the completion of the acquisition of IdeaEdge-CA;

3.

Approval of the sale of the our wholly-owned subsidiary, VOS Systems, Inc., a California corporation, to Mr. Allan Ligi (our former President and former member of our Board of Directors), subject to and upon the completion of the reverse stock split;

4.

Approval of our adoption of a stock option plan, subject to and upon the completion of the acquisition of IdeaEdge-CA;

5.

Approval of our adoption of amended and restated articles of incorporation to make certain changes including changing the name of our Company to “IdeaEdge, Inc.,” subject to and upon the completion of the acquisition of IdeaEdge-CA;

6.

The election of two new directors, to accept such positions subject to and upon the completion of the acquisition of IdeaEdge-CA.

All of the items were approved by a majority vote of our shareholders and the number of votes (as adjusted for the subsequent 25 for 1 reverse stock split) for, against or withheld for each of the above proposals was as follows.

Proposal 1:
For: 934,629
Against: 3,172
Withheld: 0

Proposal 2:
For: 934,629
Against: 3,172
Withheld: 0

Proposal 3:
For: 934,629
Against: 3,172
Withheld: 0

Proposal 4:
For: 934,681
Against: 3,120
Withheld: 0

Proposal 5:
For: 934,629
Against: 3,172
Withheld: 0

Proposal 6:
James Collas
  For: 925,325
  Against: 3,040
  Withheld: 132
Chris Nicolaidis
  For: 925,325
  Against: 3,040
  Withheld: 132

Part II

Item 5 – Market for Common Stock and Related Stockholder Matters

Our common stock trades publicly on the OTC Bulletin Board under the symbol "IDED."  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended September 30, 2007	High	Low
Fourth Quarter	$ 2.75	$2.25
Third Quarter	2.50	0.50
Second Quarter	2.25	0.50
First Quarter	4.25	2.25

For the year ended September 30, 2006	High	Low
Fourth Quarter	$ 5.75	$2.50
Third Quarter	10.50	3.25
Second Quarter	5.25	1.25
First Quarter	5.25	1.75

The prices in the table above have been adjusted for the 25 to 1 reverse stock split which was effective as of October 16, 2007.  Our stock began trading on the OTC Bulletin Board under the symbol “IDED” on October 18, 2007.  Prior to October 18, 2007, our stock traded on the OTC under its previous symbol “VOSI”.  The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

January 9, 2008, 2007, 12,389,362 shares of our common stock were issued and outstanding, and held by approximately 335 stockholders of record.

Transfer Agent

Our transfer agent is TranShare Corporation, 5105 DTC Parkway, Suite 325, Greenwood Village, CO 80111, Telephone (303) 662-1112.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2007, with respect to compensation plans under which our common stock is authorized for issuance.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
--	Not Applicable	40,000

The plan under which securities were available for future issuance as of September 30, 2007 was terminated.

Effective October 16, 2007, our Company adopted the 2007 Equity Incentive Plan which is the only compensation plan under which our common stock is authorized for issuance, and the 2007 Equity Incentive Plan has been approved by our stockholders.  The table below sets forth information as of January 9, 2008 with respect to the 2007 Equity Incentive Plan:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
440,000	$2.81	160,000

Recent Sales of Unregistered Securities

During the year ended September 30, 2007, we issued the following securities without registration under the Securities Act that were not previously disclosed on Form 10-QSB or Form 8-K.  All amounts retrospectively reflect the 25-for-1 reverse stock split effected on October 16, 2007.

During September 2007, we issued 10,714 unregistered common shares in exchange for consulting services with a corresponding market value (for registered shares) of $18,750 as of the date the services were performed.

On October 16, 2007, in connection with the sale of the VOS Subsidiary to Allan Ligi and his assumption of certain debts and liabilities of our Company and the VOS Subsidiary, the Company issued 1,893,461 shares of our common stock to Mr. Ligi at a price of $0.625 per share.  Mr. Ligi subsequently transferred these shares to three shareholders in a private transaction.

At the closing of the acquisition of IdeaEdge-CA, our Company agreed to acquire all of the shares of the outstanding capital stock and $740,000 in promissory notes of IdeaEdge-CA, in exchange for our Company’s issuance to the IdeaEdge-CA shareholders and note holders of 8,026,000 shares of our Company’s common stock.  Our Company also issued 10,000 options to purchase our Company’s Common Stock to a holder of IdeaEdge-CA options.

On November 14, 2007, we entered into an independent consulting agreement for investors' communication and public relations services with SPN Investments, Inc. (“SPN”).  Pursuant to terms of that agreement, we agreed to issue an aggregate of 275,000 shares of our common stock to SPN in exchange for services provided under the agreement.

Subsequent to September 30, 2007 with the acquisition of IdeaEdge-CA and through January 9, 2008, we issued 478,949 unregistered common shares at a sales price of $1.50 per share to individual accredited investors.  The shares were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificates.

Each of the transactions described above was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.  None of the transactions were conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

We plan to raise additional equity financing to finance future financing, investing and working capital needs.

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus.  See "SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995," above.

Overview and Financial Condition

As described above, our Company’s operations which existed prior to October 16, 2007 were sold to Mr. Ligi.  As part of the sale transaction, Mr. Ligi agreed to assume personal liability for all of the outstanding unpaid obligations of the VOS Subsidiary and certain unpaid obligations of our Company.  Additionally, in connection with Mr. Ligi’s assumption of these obligations, we obtained releases from certain creditors of the VOS Subsidiary releasing any further claims they may have against our Company for such unpaid obligations.  As of October 16, 2007, there remained approximately $240,000 in outstanding obligations of the VOS Subsidiary for which the Company has not obtained such releases.  However, Mr. Ligi remains personally responsible to satisfy such obligations in the event such creditors seek payment from our Company with respect to such obligations.

Given the sale of the Company’s VOS Subsidiary to Mr. Ligi and his assumption of the VOS liabilities, the Company’s financial condition as it existed prior to the acquisition of IdeaEdge-CA and sale of the VOS Subsidiary is of limited value in understanding the future prospects and financial position of the Company.  Furthermore, the operations of the years ended September 30, 2007 and 2006 are presented in our accompanying statements of operations as discontinued operations.  Therefore hereafter in our Management Discussion and Analysis of Financial Condition and Results of Operations, references to our Company’s liquidity and capital resources both prior and subsequent to the IdeaEdge-CA acquisition and the VOS Subsidiary sale, will be to the financial condition of IdeaEdge-CA, although its financial position and results of operations are not reflected in the accompanying financial statements of IdeaEdge, Inc. at September 30, 2007, or for the years ended September 30, 2007 and 2006.

Results of Operations

Year ended September 30, 2007 compared to year ended September 30, 2006

Sales

Sales for the year ended September 30, 2007 were $37,836 compared to $213,732 for the year ended September 30, 2006, a decrease of $175,896.  The decrease primarily resulted from insufficient financial resources to maintain viable operations and support sales generation.  There was also a change in corporate focus during the year ended September 30, 2007 away from our prior business and toward the identification of a proper acquisition candidate.  This change in focus ultimately led to the acquisition of IdeaEdge-CA as noted previously.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2007 was $89,638 compared to $71,660 for the year ended September 30, 2006, an increase of $17,978, despite the previously discussed reduction in sales.  Included in cost of goods sold for fiscal 2007 were write-downs of inventory totaling $34,733.  For fiscal 2007, we had a negative gross margin of $51,802.  Among the causes for our negative gross margin in fiscal 2007 were the write-downs of obsolete inventory and sales levels insufficient to cover our fixed overhead costs.

Selling, General and Administrative

For the year ended September 30, 2007, operating expenses were $289,824 compared to $622,270 for the year ended September 30, 2006, a decrease of $332,446.  This decrease resulted primarily from significant cuts in spending occasioned by a severe lack of capital to conduct our operations.  Stock-based compensation expenses for fiscal year 2007 totaled $33,036 compared to $81,000 for the year ended September 30, 2006.  Bad debt expense totaled $17,524 in fiscal year 2007 compared to 33,694 in fiscal year 2006.

Loss from Discontinued Operations and Net Loss

For the year ended September 30, 2007, our loss from discontinued operations and our net loss totaled $354,805 compared to comparable losses of $492,087 for the year ended September 30, 2006.  The reduction in our loss from discontinued operations and net loss of $137,282 during 2007 was due to reductions in operating expenses noted above, which was partially offset by our negative gross margin in 2007 of $51,802 compared to a positive gross margin of $142,072 in 2006.  Given the acquisition of IdeaEdge-CA and the sale of the VOS subsidiary in October 2007, all prior years’ operations have been classified as discontinued in our accompanying statements of operations for the years ended September 30, 2007 and 2006.

Year ended September 30, 2006 compared to year ended September 30, 2005

Sales

Sales for the year ended September 30, 2006 were $213,732 compared to $285,309 for the year ended September 30, 2005, a decrease of $71,577. The decrease primarily resulted from weak product sales in the fourth quarter of fiscal 2006.  The reduction in sales was mainly due to losing our sales manager in April 2006, becoming most apparent in our fourth quarter of 2006 with revenues of only $9,983.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2006 was $71,660 compared to $207,206 for the year ended September 30, 2005, a decrease of $135,546. Cost of goods sold was 34% of sales for the year ended September 30, 2006 and 73% for the year ended September 30, 2005.  The reduction of cost of goods sold as a percentage of sales in 2006 versus 2005 was the result of a change in the mix of customers and products sold.

Selling, General and Administrative

For the year ended September 30, 2006, selling, general and administrative expenses were $622,270 compared to $791,042 for the year ended September 30, 2005, a decrease of $168,772.  This decrease resulted primarily from the cessation of sales activity during the third and fourth quarters of fiscal 2006, pending cash inflows from investors.

Loss from Discontinued Operations and Net Loss

For the year ended September 30, 2006, our loss from discontinued operations and our net loss totaled $492,087 compared to comparable losses of $741,130 for the year ended September 30, 2005.  The reduction in our loss from discontinued operations and net loss of $249,043 during 2006 was due to a more favorable product sales mix in 2006 compared to 2005 and reductions in operating expenses, partially occasioned by the lack of funds available to carry on operations in the latter part of fiscal 2006.  As noted above, given the acquisition of IdeaEdge-CA and the sale of the VOS subsidiary in October 2007, all prior years’ operations have been classified as discontinued in our accompanying statements of operations for the years ended September 30, 2007 and 2006.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources refers to the financial condition of IdeaEdge-CA, although the financial position and results of operations of IdeaEdge-CA are not reflected in the accompanying financial statements of IdeaEdge, Inc. at September 30, 2007, or for the years ended September 30, 2007 and 2006.  At September 30, 2007, IdeaEdge-CA’s total assets were $3,023,172; its current assets were $1,035,766; its total liabilities were $2,282,247; and its current liabilities were $738,219.  IdeaEdge-CA’s shareholders’ equity at September 30, 2007 was $740,926 and its cash balance totaled $520,613.

Our total liabilities at September 30, 2007 included $740,000 in notes payable, $194,000 in fees due to RBW, Inc. in connection with fund raising undertaken on our Company’s behalf and $255,000 in short-term financing due to RBW, Inc.  The notes payable were subsequently converted into shares of our common stock after September 30, 2007, while the short-term financing from RBW, Inc. was repaid on October 15, 2007.  Through January 9, 2008, we have paid $100,000 of the $194,000 in fees due as of September 30, 2007 to RBW, Inc.  From our inception through January 9, 2008, we have paid a total of $135,000 in fees charged to us by RBW, Inc. for their fund raising efforts on our behalf, out of a total of $229,000 incurred through September 30, 2007.

We have an agreement with RBW, Inc. in connection fund raising being done on our Company’s behalf.  RBW, Inc. is wholly owned by Robert Wheat.  Mr. Wheat is the Company’s largest non-affiliated shareholder and shares beneficially owned by him total 972,821 shares of common stock or 7.9% of the total common shares outstanding.  Our agreement with RBW, Inc. calls for us to pay RBW, Inc. 10% of the total investment funds raised on our behalf.  Our agreement with RBW, Inc. is non-exclusive.

Plan of Operations

We are dependent upon future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we believe we do not have sufficient cash as of the date of this Annual Report to fund the operations of the Company through September 30, 2008.  We currently anticipate raising additional equity financing through the sale of unregistered shares of our Company’s common stock in order to provide for our future financing, investing and working capital needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

During the next twelve months, the Company does not expect to purchase or sell any plant or significant equipment and does not expect a significant change in the number of its employees from its current number of six at January 9, 2008.

Going Concern

As stated in the Report of Independent Registered Public Accounting Firm on our financial statements, we incurred net losses and have a shareholders' deficit at September 30, 2007.  We have yet to establish profitable operations.  These factors, among others, create an uncertainty about our ability to continue as a going concern.  Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future financing.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.  We have identified the following accounting policies that we believe require application of management's most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this filing.  If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

Revenue Recognition.  Revenue is recognized on the accrual basis of accounting when earned.  We will be responsible for providing merchandise to customers who purchase our gift cards from IdeaEdge-CA.  Accordingly, we will recognize revenue at the time that the gift cards have been redeemed by customers in exchange for goods from our online Website, the product has been shipped, the selling price is fixed, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided no significant obligations remain.  Cash received in connection with unredeemed gift cards sold will be recorded as deferred revenue until such time as the corresponding gift cards are redeemed for merchandise.  Previous revenues from the sale of consumer electronics goods sold by our VOS Subsidiary were recognized when an order was received, the product had been shipped, the selling price was fixed or determinable and collection was reasonably assured and when both title and risk of loss transferred to the customer, provided that no significant obligations remain. Sales revenues will include sales taxes collected from the customer for IdeaEdge-CA revenues.  The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Stock Based Compensation.  We account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statement of operations based on their fair values.  We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Off-Balance Sheet Arrangements.  The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B promulgated under the Securities Act of 1933.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

Item 7 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at September 30, 2007

Consolidated Statements of Operations for the years ended September 30, 2007 and 2006

Consolidated Statements of Changes in Shareholders' Deficit for the years ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements

To the Board of Directors and Shareholders:

IdeaEdge, Inc. (formerly VOS International, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of IdeaEdge, Inc. (formerly VOS International, Inc.), as of September 30, 2007 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IdeaEdge, Inc., as of September 30, 2007 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in Note 1 to the financial statements, the Company has incurred net losses since inception and has a net capital deficit at September 30, 2007.  These and other factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company completed a Share Exchange Agreement on October 16, 2007, which resulted in a change in control.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP

Englewood, Colorado

December 14, 2007

IDEAEDGE, INC.
(formerly VOS International, Inc.)
Consolidated Balance Sheet
September 30, 2007

Assets

Assets held for sale	$6,360

Liabilities and Shareholders’ Deficit

Liabilities to be assumed by shareholder	$1,237,746

Commitments and contingencies (Notes 1 and 3)

Shareholders’ deficit:
Preferred shares; $0.001 par value; 10,000,000 share authorized;
no shares issued or outstanding	—
Common shares; $0.001 par value; 80,000,000 shares authorized;
1,705,255 shares issued and outstanding	1,705
Additional paid-in capital	5,216,513
Accumulated deficit	(6,449,604)
Total shareholders' deficit	(1,231,386)

$6,360

See accompanying notes.

IDEAEDGE, INC.
(formerly VOS International, Inc.)
Consolidated Statements of Operations
For the years ended September 30, 2007 and 2006

	2007	2006

Loss from discontinued operations	$(354,805)	$(492,087)

Net loss	$(354,805)	$(492,087)
Basic and diluted net loss per share	$(0.21)	$(0.29)

Basic and diluted weighted average
common shares outstanding	1,694,163	1,672,550

See accompanying notes.

IDEAEDGE, INC.
(formerly VOS International, Inc.)
Consolidated Statements of Changes in Shareholders' Deficit
For the years ended September 30, 2007 and 2006

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance at September 30, 2005	1,639,825	$1,640	$4,971,069	$(5,602,712)	$(630,003)

Shares issued in exchange for services	25,000	25	80,975	-	81,000
Shares issued in exchange for retirement of debt	2,850	3	17,810	-	17,813
Shares issued in exchange for cash	14,267	14	53,486	-	53,500
Net loss	-	-	-	(492,087)	(492,087)
Balance at September 30, 2006	1,681,942	1,682	5,123,340	(6,094,799)	(969,777)

Shares issued in exchange for services	16,429	16	33,020	-	33,036
Shares issued in exchange for retirement of debt	6,884	7	20,763	-	20,770
Accrued interest forgiven by shareholder on debt	-	-	39,390	-	39,390
Net loss	-	-	-	(354,805)	(354,805)
Balance at September 30, 2007	1,705,255	$1,705	$5,216,513	$(6,449,604)	$(1,231,386)

All amounts have been adjusted to reflect the Company's 25-to-1 reverse stock split effective October 16, 2007.
See accompanying notes.

IDEAEDGE, INC.
(formerly VOS International, Inc.)
Consolidated Statements of Cash Flows
For the years ended September 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(354,805)	$(492,087)

Cash flows from investing activities:
Changes in assets held for sale	216,003	144,412

Cash flows from financing activities:
Changes in liabilities to be assumed by shareholder	138,802	294,175
Shares issued in exchange for cash	-	53,500

Cash flows from financing activities	138,802	347,675

Change in cash during period	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,178	$11,905

Income taxes	$-	$-

Noncash investing and financing transactions:
Accrued interest forgiven by shareholder on debt	$39,390	$-
Shares issued in exchange for retirement of debt	$20,770	$17,813
Shares issued in exchange for services	$33,036	$81,000

See accompanying notes.

IdeaEdge, Inc.

(formerly VOS International, Inc.)

Notes to Consolidated Financial Statements

1.

Basis of Presentation

IdeaEdge, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our wholly-owned subsidiary incorporated in the state of California, IdeaEdge, Inc. (“IdeaEdge-CA”), we develop, market and sell innovative prepaid gift card programs based on major consumer entertainment brands.

Through September 30, 2007, the Company was named VOS International, Inc. and through its wholly-owned subsidiary VOS Systems, Inc. (“VSI”), was a consumer electronics products company.  On September 6, 2007, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with IdeaEdge-CA and certain of its shareholders and the shareholders of IdeaEdge-CA (the “IdeaEdge Acquisition”).  The closing of the Share Exchange Agreement occurred on October 16, 2007 (the “Closing Date”). Pursuant to the terms of the Share Exchange Agreement, the Company issued or will issue one of its shares of common stock to the IdeaEdge-CA shareholders, in exchange for each share of stock of IdeaEdge-CA issued and outstanding as of the Closing Date, and up to 740,000 shares of Company common stock to the IdeaEdge-CA note holders, in exchange for up to $740,000 in promissory notes issued by IdeaEdge-CA as of the Closing Date.  We issued a total of 8,026,666 shares in connection with the IdeaEdge Acquisition.

Upon the closing of the Share Exchange Agreement, the Company’s former management and members of its Board of Directors resigned, and the Company’s shareholders elected two new directors who were members of IdeaEdge-CA’s Board of Directors.  Also, in connection with the Share Exchange Agreement, the Company entered into an agreement effective October 16, 2007 with Allan Ligi (its former President) providing for the sale to Mr. Ligi of VSI, and the assumption by Mr. Ligi of all the liabilities of the Company and VSI through October 16, 2007.  In connection with the sale, we issued Mr. Ligi 1,893,461 shares of our common stock.  This sale represented our Company’s complete exit from its former businesses carried on prior to October 16, 2007.

The accompanying financial statements include the accounts of the Company and VSI as of and for the year ended September 30, 2007 and all intercompany amounts have been eliminated in consolidation.  Due to the sale of the assets of VSI to Mr. Ligi effective October 16, 2007, we have classified the VSI assets as assets available for sale in the accompanying consolidated balance sheet at September 30, 2007.  Also, given Mr. Ligi’s agreement to guarantee the payment of the liabilities of both VSI and those of our Company incurred prior to October 16, 2007, we have classified these liabilities as liabilities to be assumed by shareholder in the accompanying consolidated balance sheet at September 30, 2007.

Effective October 16, 2007, our Company underwent a 25-for-1 reverse split of its shares of stock and amended its Articles of Incorporation.  Included among the amendments to the Articles of Incorporation were changes to the number of authorized shares of stock, their par value and the rights of the holders of preferred stock.  The accompanying financial statements have been retroactively adjusted to reflect such changes as of September 30, 2007 and for the years ended September 30, 2007 and 2006.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have insignificant revenues to date and have yet to establish profitable operations.  These factors, among others, create an uncertainty about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to fund the operations of our Company through September 30, 2008.  We currently anticipate raising additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance our future financing, investing and working capital needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

2.

Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of goods is recognized when an order has been received, the product has been shipped, the selling price is fixed or determinable and collection is reasonably assured and when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Sales revenues do not include sales taxes collected from the customer.

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives.  Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Factors we consider important which could trigger an impairment review include:

•      Significant under-performance relative to historical or projected future operating results;

•      Significant changes in the manner of use of the acquired assets or the strategy for our Company’s overall business; and

•      Significant negative industry or economic trends.

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing our financial statements, we are required to estimate our income taxes.  This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our consolidated statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a future valuation allowance against our deferred tax assets.  We recognize the benefit of an uncertain tax position taken or expected to be taken on our income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

Share-Based Compensation

We account for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  We use historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable approximate their fair values, as their interest rates approximate market interest rates.

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for anything other than cash.

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

3.

Liabilities to be assumed by shareholder and related party transactions

In connection with sale of our Company’s wholly-owned subsidiary VSI effective October 16, 2007 to Allan Ligi, Mr. Ligi has guaranteed the payment of all of the liabilities of VSI and agreed to indemnify the Company for all of the liabilities of the Company through the date of the sale.  At September 30, 2007, our Company’s liabilities to be assumed consisted of the following:

Loans and notes payable:
Notes payable to Allan Ligi, non-interest bearing	$675,955
Unsecured promissory note to a company owned by
an officer of the Company, 10% annual interest rate	107,813
Unsecured promissory note to a former director
of the Company, 10% annual interest rate	50,000
Loan payable to an individual due March 2006, bearing
interest at 5% per annum	25,000
Non-interest bearing loan payable to an individual, due February 2007	14,250
Non-interest bearing loan payable to an individual, due December 2007	25,000

Total loans and notes payable	898,018

Accrued interest on loans and notes payable	29,311
Accrued compensation costs	76,088
Accounts payable and accrued liabilities	234,329

$1,237,746

4.

Income taxes

Deferred tax assets at September 30, 2007 comprised the following:

Deferred tax assets:
Net operating loss carryforwards	$2,599,190
Accrued compensation costs	30,435

Deferred tax assets	2,629,625

Valuation allowance	(2,629,625)

Net deferred tax assets	$-

We have recorded a valuation allowance against the entire net deferred tax asset balance due to our lack of a history of earnings, likely limitations on the use of net operating loss carryforwards (“NOL”), the NOL lost as a result of the sale of VSI and the future expiration of the NOL.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by NOL after a change in control (generally greater than a 50% change in ownership).  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  As a result of these provisions, our utilization of the NOL will be severely limited and nearly all the NOL will either not be available for use by our Company or will expire unused.

A reconciliation of the expected tax computed at the U.S. federal statutory income tax rate to our tax provision is as follows:

	2007		2006

Federal income tax rate at 34%	$(120,634)	34.0%	$(167,310)	34.0%
State income tax, net of federal benefit	(22,353)	6.3%	(31,002)	6.3%
Change in valuation allowance	142,987	(40.3)%	198,312	(40.3)%

Provision for income taxes	$-	- %	$-	- %

5.

Stock-based compensation and equity incentive plans

The company had a nonqualified stock option plan, which provided for the granting of options to key employees, consultants, and nonemployee directors of the Company.  At September 30, 2007, no stock options were outstanding under this plan.

On October 16, 2007, our shareholders approved the adoption of our IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  Intended Plan participants include employees, directors and consultants of our Company.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 600,000 shares of post-reverse stock split common stock of our Company.

Subsequent to September 30, 2007, we granted a total of 440,000 incentive stock options to two employees and two advisors under the Plan.

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A – Controls and Procedures

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Prior to the Company’s acquisition of IdeaEdge-CA and under the supervision and with the participation of our previous management, including our principal executive officer and our principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of and for the year ended September 30, 2007.  There were no changes in our internal control over financial reporting during that period that materially affected our internal controls over financial reporting since the prior management evaluation as of and for the year ended September 30, 2006.

With the October 2007 acquisition of IdeaEdge-CA, all of the Company’s management that had responsibility for its controls and procedures resigned their positions with our Company and new management was appointed.  Our new management, including our principal executive officer and our principal financial officer, will conduct a new evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  As a result of this evaluation, our principal executive officer and our principal financial officer will determine whether our disclosure controls and procedures are effective as of and for the period ended September 30, 2008.

Item 8B – Other Information

Departure of Director or Principal Officer

On December 27, 2006, Donald Nunn resigned as a Director and Secretary of the Company.

Effective June 25, 2007, the Company accepted the resignation of Director, H. Steven Howard.

With the close of the acquisition of IdeaEdge-CA on October 16, 2007, the Company’s two remaining directors Allan Ligi and Dennis LaVorgna resigned their positions as members of our Board of Directors.

Election of Directors or Appointment of Principal Officer

On October 16, 2007, pursuant to a vote of our Company’s shareholders, James Collas and Chris Nicolaidis were named to our Board of Directors.

On October 16, 2007, James Collas was appointed as our Company’s Chief Executive Officer, Chief Financial Officer and Treasurer.  Mr. Collas also held the same position with our wholly-owned subsidiary IdeaEdge-CA.  On November 13, 2007, Mr. Collas resigned as our Company’s Chief Financial Officer and Treasurer.  Mr. Collas also resigned these positions with IdeaEdge-CA.

On October 16, 2007, Chris Nicolaidis was appointed as our Company’s Vice President of Business Development and Corporate Secretary.

On November 13, 2007, Jonathan Shultz was appointed as our Company’s Chief Financial Officer and Treasurer.  Mr. Shultz also holds the same positions with our wholly-owned subsidiary IdeaEdge-CA.

Item 9 – Directors and Executive Officers of the Registrant

Our directors are elected by our shareholders to a term of one year and to serve until his or her successor is duly elected and qualified, or until his or her death, resignation or removal.  Each of our officers is appointed by our Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until his or her death, resignation or removal from office.

Our bylaws provide that the number of directors which shall constitute our whole Board of Directors shall not be less than one or more than five.  The number of directors is determined by resolution of our Board of Directors or by our stockholders at our annual meeting.  Our current Board of Directors consists of two directors which were elected to serve on our board of directors on October 16, 2007.

The following table sets forth certain information regarding our executive officers and directors as of January 9, 2008:

Name

Age

Position

James Collas

47

Chief Executive Officer and a director of the Company

Chris Nicolaidis

46

Vice President of Business Development, Corporate Secretary and a director of the Company

Jonathan Shultz

47

Chief Financial Officer and Treasurer

Mr. Collas has been the Chief Executive Officer and a director of our Company since October 16, 2007.  Mr. Collas has been the Chief Executive Officer, President and a director of our Company’s subsidiary, IdeaEdge-CA from April 2006 until the present.  From October 16, 2007 to November 13, 2007, Mr. Collas was also the Chief Financial Officer and Treasurer of our Company, and from April 2006 until November 13, 2007, he was the Chief Financial Officer and Treasurer of IdeaEdge-CA.  From September 2005 through March 2007, Mr. Collas was President, CEO and a director of DVD Movie Update, Inc., a DVD movie retailer which used the gift card retail channel to sell DVD movies.  From November 2002 through August 2006, Mr. Collas was an executive consultant in San Diego specializing in early stage ventures in the technology and Internet space.  From January 2000 through October 2002, Mr. Collas was a Founder and Managing Partner of IdeaEdge Ventures LLC, a San Diego based an internet venture incubator.  From September 1998 through September 1999, Mr. Collas was President of Amiga, Inc., which was a subsidiary of Gateway, Inc. focused on the convergence computer market.  From June 1992 through August 1998, Mr. Collas was CTO and Senior Vice President of Product Development at Gateway, Inc., a leading computer manufacturer and retailer.

Mr. Nicolaidis has been the Vice President of Business Development, Corporate Secretary and a director of the Company since October 16, 2007.  From April 2006 until the present, Mr. Nicolaidis has been Vice President of Business Development, Corporate Secretary and a director of the Company’s subsidiary, IdeaEdge-CA.  From December 2005 to March 2006, he co-founded and was Vice President of DVD Movie Update, Inc., a DVD movie retailer which used the gift card retail channel to sell DVD movies.  From January 2003 to May 2004, he served as the Director of Business Development and Business Manager of the UCSD Center for Molecular Imaging, an entity owned by Molecular Imaging Corporation, a publicly traded healthcare company, and the University of California San Diego Healthcare System.  From July 1998 until December 2002, Mr. Nicolaidis co-founded and was a director of Benefit Management Systems of California, Inc. (“BMSCA”).

Mr. Shultz has been the Chief Financial Officer and Treasurer of the Company since November 13, 2007.  From June 2007 to November 2007, Mr. Shultz worked in the audit and attest practice of Squar, Milner, Peterson, Miranda and Williamson, LLP.  From December 2006 to June 2007, Mr. Shultz worked as a financial consultant or interim Chief Financial Officer for several San Diego area public and private companies.  From October 2004 to November 2006, Mr. Shultz was the Chief Financial Officer for Neology, Inc., located in Poway, California, which manufactured and deployed radio frequency identification solutions.  From August 2002 to December 2004, Mr. Shultz was the Vice President and Chief Financial Officer for Behavioral Medical Research in San Diego, California, a firm conducting pharmaceutical research.

There are no family relationships among members of our management or our Board of Directors.

Audit Committee

Our entire Board of Directors serves as our Audit Committee.  Neither of the two members of our Board of Directors is independent as defined by item 401(e)(ii) of regulation S-B.

Code of Ethics

Effective October 15, 2005, our Board of Directors adopted the VOS International, Inc. Code of Business Conduct and Ethics.  Our Board of Directors is in the process of reviewing the Code and revising it such that we can be assured that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (5) accountability for adherence to the Code of Business Conduct and Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish our Company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by the company and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2007 were filed.

Item 10 - Executive Compensation

Through the year ended September 30, 2007, our Company operated under severe shortages of cash.  The shortages were due in part to our poor operating results and in part to our chronic lack of sufficient capital available in order to invest in key aspects of our prior business that would have possibly allowed for us to have operated more profitably had these investments been made.  Given the realities of the cash shortages we faced, our management that was in place at our Company through our October 16, 2007 acquisition of IdeaEdge-CA, elected to forego nearly all forms of compensation, with the exception of participation in the medical plans available to all employees.  Executive compensation was determined through decisions undertaken by our Board of Directors.  Our Company does not have a formal Compensation Committee.  We expect that with the acquisition of IdeaEdge-CA and the change in our Company’s strategic focus, we will be required to formalize our policies with respect to executive compensation.

The following table summarizes the compensation to the former officers and directors of the Company for the last two fiscal years.  Mr. Ligi and Mr. LaVorgna resigned effective as of the October 16, 2007 in connection with the acquisition of IdeaEdge-CA.

SUMMARY COMPENSATION TABLE

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Compensation(1)

Total

Position

Year

($)

($)

($)

($)

Comp ($)

($)

($)

($)

Allan J. Ligi

2007

0

0

0

0

0

0

0

0

President/Director

2006

0

0

0

0

0

0

0

0

Dennis LaVorgna

2007

0

0

0

0

0

0

0

0

CFO/Director

2006

0

0

0

0

0

0

0

0

(1)  As of September 30, 2007, the Company made group life, health, hospitalization and medical plans available for its employees. The Company has no pension plans or plans or agreements which provide compensation on the event of termination of employment or a Company change in control.

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

The Company has no employment agreements.

Both of our current directors are employees of the Company and are not compensated in their capacity as directors.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

As of January 9, 2008, we had 12,389,362 shares of common stock issued and outstanding.  The following table sets forth as of January 9, 2008 information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as warrants or options to purchase shares of our common stock.   Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
James Collas	2,946,491	23.8%
Chris Nicolaidis	1,750,038	14.1%
Jonathan Shultz (2)	63,333	*
All directors and executive officers as a group (3 persons)	4,759,862	38.4%

5% Stockholders
Robert Wheat (3)	972,821	7.9%
8875 Towne Centre Drive, Suite 105, San Diego, California, 92122
Jeffrey Hall	815,971	6.6%
CTE Holdings, Inc. (4)	631,154	5.1%
1135 Terminal Way, Suite 209, Reno, Nevada, 89502
S7 International Inc. (5)	631,153	5.1%
8166 Lemon Grove Way #D, Lemon Grove, California 91945

* Less than 1%

(1)  Unless otherwise noted, the address is c/o IdeaEdge, Inc. 6440 Lusk Blvd., Suite 200, San Diego California 92121.

(2)  Includes 63,333 options which are exercisable within sixty (60) days of January 9, 2008.

(3)  Mr. Wheat’s holdings include the holdings of Sano Holdings, Inc. and SPN Investments, Inc., each of which entities Mr. Wheat is the sole shareholder.

(4)  Collin Eardley is the natural control person who has the power to direct the vote and disposition of all of the shares held by CTE Holdings, Inc.

(5)  Bryan Selby is the natural control person who has the power to direct the vote and disposition of all of the shares held by S7 International, Inc.

Item 12 - Certain Relationships and Related Party Transactions

Related Transactions.  Our Company closely reviews transactions between the Company and persons or entities considered to be related parties (collectively “related parties”).  Transactions of this nature require the approval of our management and our Board of Directors.  In the event of a transaction of a sufficiently material nature, our Company’s policy is to solicit approval from our shareholders.  Since October 1, 2006, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below.

From inception through 2004, funds were advanced from Allan Ligi, a former officer and director and current shareholder of the Company, to finance Company operations.  Effective October 29, 1999, a note was generated for the amount of $725,000 plus interest at 7.75%, to be paid in monthly installments over a period of ten years.  As of September 30, 2007, the balance due on this note was $675,955.  Due to the Company's financial limitations, Mr. Ligi agreed to forego the accrual of interest on the outstanding note effective October 1, 2001.  As of October 16, 2007 and in connection with the sale of VOS Systems to Mr. Ligi, this obligation was effectively extinguished with Mr. Ligi’s assumption of the liabilities of VOS Systems and certain liabilities of the Company.

In January 2006, the Company entered into an agreement with Circulation Marketing Systems, Inc. (“CMS”), a private company which is owned by Mr. Ligi. The agreement provided that our Company would fund the initial setup of CMS in exchange for 10% of CMS’ profits over five years.  Our Company carried a receivable of $30,704 from our contributions to the setup of CMS, however, due to CMS’ lack of commercial success and ultimate inability to repay us, this amount was written off as of September 30, 2006.  The agreement was terminated in writing as of October 9, 2007.

As of September 30, 2007 and 2006, additional related party indebtedness included an unsecured promissory note that accrued interest at 10% per annum, to a company owned by a Mr. Ligi in the amount of $107,813 and $40,013, respectively and an unsecured promissory note that accrues interest at 10% per annum, to Mr. Arnold Ligi (a former director) in the amount of $50,000 at both September 30, 2007 and 2006, each of which were assumed by Allan Ligi as of October 16, 2007 in connection with the sale of VOS Systems.

In April 2007, Collas Holdings, LLC loaned IdeaEdge-CA $8,000 pursuant to the terms of a Promissory Note dated May 2007.  Collas Holdings, LLC is wholly-owned by James Collas, our CEO and a director.  The principal amount under the promissory note accrued interest at 5% and $8,186.67 of principal and accrued interest was repaid in full on July 11, 2007.

Parent Companies.  We do not have a parent company.

Director Independence.  Neither of the two members of our Board of Directors is independent under the definition of independent director promulgated by the NASDAQ.

Item 13 – Exhibits

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2007 and 2006 were $15,464 and $30,518, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2007 and 2006.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2007 and 2006.

(5) Audit Committee

The Registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the Registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2007 and 2006.  Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

IdeaEdge, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

Power of Attorney

We, the undersigned directors and/or officers of IdeaEdge, Inc. hereby severally constitute and appoint James Collas, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this registration statement has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ JAMES COLLAS James Collas	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	January 9, 2008
/s/ CHRIS NICOLAIDIS Chris Nicolaidis	Vice President of Business Development, Corporate Secretary and Director	January 9, 2008
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 9, 2008

Exhibit Index

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.2	2007 Equity Incentive Plan (1)
10.3	Consulting Agreement with SPN Investments, Inc. dated November 14, 2007(4)
10.4*	Finders Agreement between IdeaEdge, a California corporation, and RBW, Inc. dated May 31, 2007
10.5*	Assignment of Finders Agreement with RBW, Inc.
11.1	Statement re Computation of Per Share Earnings (5)
14.1	Code of Business Conduct and Ethics (6)
21.1*	Listing of Subsidiaries
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007.
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 19, 2007
(5)	Included within the financial statements filed in this Annual Report
(6)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005