Form 10QSB
period 2007-12-31
IdeaEdge, Inc
filed 2008-02-14
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007

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

At February 13, 2008, there were 12,511,587 shares outstanding of the issuer’s common stock, the only class of common equity, as adjusted for the October 16, 2007 25-to-1 reverse split of our common stock.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Consolidated Balance Sheet (unaudited) as of December 31, 2007

Consolidated Statement of Operations (unaudited) for the three months ended December 31, 2007

Consolidated Statement of Cash Flows (unaudited) for the three months ended December 31, 2007

Notes to Consolidated Financial Statements

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 2 –

Sales of Unregistered Securities and Use of Proceeds

Item 3 –

Defaults Upon Senior Securities

Item 4 –

Submission of Matters to a Vote of Security Holders

Item 5 –

Other Information

Item 6 –

Exhibits

Signatures

Exhibits

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes forward-looking statements.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward looking statements as statements containing the words “believe”, “expect”, “will”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements other than historical facts contained or incorporated by reference in this report, including without limitation, statements under the heading ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, below, regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report, or, in the case of forward-looking statements in documents incorporated by reference, as of the date of the date of the filing of the document that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

We have identified some of the important factors that could cause future events to differ from our current expectations and they include, but are not limited to, those items discussed under the heading "ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Risk Factors," below.  Please consider our forward-looking statements in light of those risks as you read this report.

IDEAEDGE, INC.
Consolidated Balance Sheet (unaudited)
December 31, 2007
Assets

Current assets:
Cash	$569,669
Gift cards	120,200
Inventory	14,132
Other current assets	24,095

Total current assets	728,096

Property and equipment, net of accumulated
depreciation of $540	7,332
Prepaid licensing agreement	2,281,573
Other assets	10,688

$3,027,689

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$102,218
Amounts due for fund raising activities	155,814
Bridge loan payable	161,500
Accrued interest	6,850
Accrued personnel compensation	5,097
Other current liabilities	1,155

Total current liabilities	432,634

Licensing agreement payable	819,405

Total liabilities	1,252,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares
authorized; no shares issued or outstanding	—
Common stock; $0.001 par value; 80,000,000 shares
authorized; 12,305,246 shares issued and outstanding	12,305
Additional paid-in capital	3,098,032
Accumulated deficit	(1,334,687)

Total stockholders' equity	1,775,650

$3,027,689

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statement of Operations (unaudited)
For the three months ended December 31, 2007

Sales revenues	$848
Cost of sales	4,435

Gross margin	(3,587)

Operating expenses:
Selling and marketing	263,808
General and administrative	453,480

Total operating expenses	717,288

Loss from operations	(720,875)

Interest expense	27,669

Net loss	$(748,544)

Basic and diluted net loss per share	$(0.07)

Basic and diluted weighted average
common shares outstanding	11,198,912

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statement of Cash Flows (unaudited)
For the three months ended December 31, 2007

Cash flows from operating activities:
Net loss	$(748,544)
Adjustments to reconcile net loss to cash flows
from operating activities:
Depreciation expense	485
Stock-based compensation	65,155
Consulting services rendered in exchange for common stock	120,634
Amortization of gift card inventory	60,100
Amortization of license agreement	470
Accretion of interest on licensing agreement payable	16,304
Interest expense forgiven upon repayment or conversion of notes payable	11,365
Changes in operating assets and liabilities:
Inventory	(14,132)
Other assets	3,509
Accounts payable and accrued liabilities	75,829
Accrued personnel compensation	(5,899)
Other liabilities	1,043

Cash flows from operating activities	(413,681)

Cash flows from investing activities:
Purchases of property and equipment	(5,893)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	823,630
Repayment of bridge loans payable	(255,000)
Payments to affiliate for fund raising activities	(100,000)

Cash flows from financing activities	468,630

Change in cash during period	49,056

Cash, beginning of period	520,613

Cash, end of period	$569,669

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-

Noncash investing and financing transactions:
Common stock issued in exchange for future consulting services	$120,634
Common stock issued in exchange for conversion of notes payable	$740,000
Common stock issued in exchange for debt extinguishment, net of costs	$55,125
Accrued interest forgiven	$34,415

See accompanying notes.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

IdeaEdge, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our wholly-owned subsidiary incorporated in the state of California, IdeaEdge, Inc. (“IdeaEdge-CA”), we develop, market and sell innovative prepaid gift card programs.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2007 in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Through October 16, 2007, the Company was named VOS International, Inc. (“VOS”) and through its wholly-owned subsidiary VOS Systems, Inc. (“VSI”), was a consumer electronics products company.  On September 6, 2007, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with IdeaEdge-CA and certain of its shareholders (the “IdeaEdge Acquisition”).  The closing of the Share Exchange Agreement occurred on October 16, 2007 (the “Closing Date”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued one of its shares of common stock to the IdeaEdge-CA shareholders, in exchange for each share of stock of IdeaEdge-CA issued and outstanding as of the Closing Date, and 740,000 shares of Company common stock to the IdeaEdge-CA note holders, in exchange for $740,000 in promissory notes issued by IdeaEdge-CA as of the Closing Date.  We issued a total of 8,026,666 shares in connection with the IdeaEdge Acquisition.

Upon the closing of the Share Exchange Agreement, our Company’s former management and members of its Board of Directors resigned, and the Company’s shareholders elected two new directors who were members of IdeaEdge-CA’s Board of Directors.  Also, in connection with the Share Exchange Agreement, our Company entered into an agreement effective October 16, 2007 with Allan Ligi (its former President) providing for the sale to Mr. Ligi of VSI, and the assumption by Mr. Ligi of all the liabilities of the Company and VSI through October 16, 2007.  In connection with the sale, we issued Mr. Ligi 1,893,461 shares of our common stock.  This sale represented our Company’s complete exit from its former businesses carried on prior to October 16, 2007.

The IdeaEdge Acquisition is characterized as a reverse merger, which is treated as a recapitalization for accounting purposes.  Application of reverse merger accounting results in IdeaEdge-CA being deemed to be the accounting acquirer and the continuing entity.  The operations of our Company prior to October 16, 2007 are those of IdeaEdge-CA.  The accumulated deficit of VOS through October 16, 2007 was offset against its additional paid-in capital.  The stockholders’ equity of VOS is carried forward as the stockholders’ equity of our Company from the date of the IdeaEdge Acquisition and thereafter.  No goodwill was recognized in connection with this recapitalization.  The accompanying financial statements include the accounts of the Company and IdeaEdge-CA as of December 31, 2007.  All intercompany amounts have been eliminated in consolidation.

Effective October 16, 2007, our Company underwent a 25-for-1 reverse split of its shares of stock and amended its Articles of Incorporation.  Included among the amendments to the Articles of Incorporation were changes to the number of authorized shares of stock, their par value and the rights of the holders of preferred stock.  The accompanying financial statements have been retroactively adjusted to reflect such changes for the three months ended December 31, 2007.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have insignificant revenues to date and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through our year end of September 30, 2008.

In response to our Company’s current cash needs, we have instituted substantial reductions of spending including the reduction and deferral of a significant portion of our Company’s employee compensation.  We also recently secured an agreement for the sale of 300,000 shares of restricted common stock for $1.00 per share.  The agreement requires the investor to make four investments of $75,000 on March 1, 2008, April 1, 2008, May 1, 2008 and June 1, 2008, for cash proceeds totaling $300,000.  Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

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

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned.  We are responsible for providing merchandise to customers who purchase our gift cards.  Accordingly, we recognize revenue at the time that the gift cards have been redeemed by customers in exchange for goods from our online Website, the product has been shipped, the selling price is fixed, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided no significant obligations remain.  Cash received in connection with unredeemed gift cards sold is recorded as deferred revenue until such time as the corresponding gift cards are redeemed for merchandise.  Sales revenues include sales taxes collected from the customer.  The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments that are readily convertible into cash and have original maturities of three months or less.

Gift Cards

Gift cards are purchased in large volumes in order to minimize their cost.  They are issued to retail outlets or maintained in connection with our website for sale to customers who subsequently redeem them online for merchandise.  The cards have no value until the customer purchases them.  We capitalize the cost of gift cards purchased and amortize their cost on a straight-line basis over the expected time they will be available for sale, generally three to twelve months.  Included in selling and marketing expense for the three months ended December 31, 2007 were charges totaling $60,100 in connection with the amortization of previously purchased gift cards.

Inventory

Inventory is stated at cost (first-in, first-out) and consists of merchandise purchased for customer redemptions from our Website.

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

Stock Based Compensation

We account for stock based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  We use historical and comparable company data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

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

3.

Finder Agreement and Agreement for Investor Relations Services

In May 2007, we entered into a nonexclusive Finder Agreement with RBW, Inc. (“RBW”) under which RBW is paid a finder’s fee of 10% of all funds raised by it on our Company’s behalf.  We have incurred costs of $290,814 under this arrangement through December 31, 2007, $135,000 of which has been paid in cash leaving an outstanding balance of $155,814 at December 31, 2007.  Subsequent to December 31, 2007, we incurred additional obligations to RBW in connection with sales of our common stock.  In February 2008, RBW converted the entire outstanding balance owed to them by our Company of $168,338 into 112,225 shares of our common stock at the rate of $1.50 per share.

SPN Investments, Inc. (“SPN”) and our Company entered into a Consulting Agreement dated November 14, 2007 pursuant to which SPN will provide investor relations and management consulting services to our Company for one year in exchange for the issuance of 275,000 shares of our Company’s common stock.  The sole shareholder of SPN is also the sole shareholder of RBW.  In connection with this arrangement, we will recognize a total of $924,000 of noncash consulting expense through November 2008, based on the closing price for our common stock of $3.36 on the date of the Consulting Agreement.  We have recognized consulting expense under the agreement of $120,634 for the three months ended December 31, 2007 and future amounts remaining to be recognized at December 31, 2007 total $803,366.

4.

Prepaid licensing agreement and licensing agreement payable

On May 16, 2007, we entered into an agreement with FremantleMedia North America, Inc. (“FremantleMedia”) for an exclusive license right to American Idol branded prepaid gift cards for redemption of American Idol merchandise through a Licensor-approved website. The term of this agreement commenced on June 1, 2007 and will end on December 31, 2010.  $1,500,000 of advances was paid through December 31, 2007.  Future amounts under the license agreement are payable as follows: 1) $500,000 payable on or before March 10, 2010; and 2) $500,000 payable on or before December 31, 2010.  The advance payments are non-refundable and non-returnable but may be applied against future royalties.

The prepaid licensing agreement and resulting licensing agreement payable were recorded at the present value of payments due throughout the life of the agreement, discounted at an 8% rate.  The remaining liability corresponding to the remaining payments due in 2010 totals $819,405 at December 31, 2007.  Interest accreted on the liability and charged to operations totaled $16,304 for the three months ended December 31, 2007. The initial asset in connection with the prepaid licensing agreement was recorded at a value of $2,282,043 and will be charged to operations as gift cards are purchased by consumers and liabilities for royalties are incurred.  For the three months ended December 31, 2007, there were insignificant gift card purchases and $470 of related expense was recognized and reduced from the amounts capitalized under the prepaid license agreement.

The entire balance of the prepaid license has been reclassified as a long-term asset due to the poor performance of the gift card to date.  Our management is currently evaluating whether the asset represented by the prepaid licensing agreement may be impaired.  Our evaluation will be based on our future forecasts of consumer purchases of the gift card compared with the remaining term of the licensing agreement.  If it is determined at the end of our evaluation that in the judgment of management this asset is impaired, a future charge to operations will result.  The charge will be the difference between the estimated net realizable value of the prepayments made in connection with the license agreement and its carrying value at the time of our evaluation.

5.

Stock-based compensation and equity incentive plans

On October 16, 2007, our stockholders approved the adoption of our IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  Intended Plan participants include employees, directors and consultants of our Company.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate, 600,000 shares of post-reverse stock split common stock of our Company.

Through December 31, 2007, we granted a total of 440,000 incentive stock options to two employees and two advisors under the Plan.  For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  During the three months ended December 31, 2007, we recognized stock-based compensation expense totaling $65,155.   As of December 31, 2007, $506,345 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized over a weighted average period of 3.23 years.  The weighted average exercise price of stock options granted through December 31, 2007 was $2.81 per share.

6.

Notes payable

On September 30, 2007, we had $740,000 outstanding in convertible notes payable to investors.  The notes bore interest at 12% per annum and in connection with the IdeaEdge Acquisition on October 16, 2007, were converted by their holders into our common stock at the rate of one share per each dollar of principal outstanding on the notes.  Accrued interest totaling $26,519 was forgiven by the note holders and added to additional paid-in capital upon the conversion of the notes.  Interest expense in connection with these notes totaling $4,378 was recognized during the three months ended December 31, 2007.

7.

Bridge loans payable

In August 2007, we borrowed $577,750 from related parties to fund our operations.  Of these borrowings, $100,000 was repaid in September 2007, $255,000 was repaid in October 2007 and $61,250 was converted into common stock at the rate of $1.50 per share in December 2007 (net proceeds of $55,125 after fund raising costs).  The remaining balance at December 31, 2007 totaling $161,500 was repaid in February 2008.

8.

Transactions with related parties

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.

9.

Income taxes

We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our net operating loss carryforwards (“NOL”) as a result of the IdeaEdge acquisition and the future expiration of the NOL.  Additionally, Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income that can be offset by NOL after a change in control (generally greater than a 50% change in ownership).  These factors give rise to further uncertainty as to whether our net deferred tax assets will be realized.  As a result of these provisions, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

10.

Commitments and contingencies

We made commitments to purchase additional gift cards totaling $102,300 prior to December 31, 2007.  If our gift card sales continue to significantly underperform our expectations, we will be liable for payment for the cards, but will not be able to deploy them with retailers for sales to customers.  In the event that this occurs, it will require us to recognize a charge to operations for the value of the gift cards not deployed.

The Company signed a lease agreement for office space through June 30, 2009.  Rent expense totaled $6,467 for the three months ended December 31, 2007.  The lease calls for minimum monthly rentals of $1,835 from October 1, 2007 to June 30, 2008 and $1,927 from July 1, 2008 to June 30, 2009 for a total future commitment as of December 31, 2007 of $34,134.

As noted above, our Company entered into an agreement effective October 16, 2007 with its former President that provided for his assumption of all the liabilities of our Company and VSI through October 16, 2007.  Should he fail to honor his obligations under the agreement, we could ultimately be responsible for these liabilities.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Quarterly Report and our other periodic reports filed with the Securities and Exchange Commission.

Overview and Financial Condition

Our business, commencing with our October 16, 2007 acquisition of IdeaEdge-CA, is centered around the development, marketing and sale of innovative prepaid gift card programs.  As described above, our Company’s operations which existed prior to October 16, 2007, as conducted by VSI, were sold to our former Chief Executive Officer.  Accordingly, the Company’s financial condition and results of operations as they existed prior to the acquisition of IdeaEdge-CA and sale of VSI, are of limited value in understanding the future prospects and financial position of our Company.  We have accounted for the past operations of our Company in our accompanying financial statements in accordance with the presentation guidance appropriate to a reverse merger, which is to say that the operations prior to October 16, 2007 reflected in our financial statements are those of IdeaEdge-CA.  IdeaEdge-CA’s operations commenced upon its corporate inception on April 3, 2007, therefore no prior year operations exist for the three months ended December 31, 2006.

Results of Operations

Three months ended December 31, 2007

Sales

Sales for the three months ended December 31, 2007 totaled $848.  Prior to the commencement of sales revenues, our company was focused primarily on the securing of retail outlets, establishing an online site at which cardholders can redeem their gift cards purchased for products and pursuing additional entertainment brands for future gift card programs.  Nevertheless, our sales through December 31, 2007 were significantly below our management’s expectations.  As of the date of this Quarterly Report, we estimate that the American IdolTM gift card is available to customers at 7,000 retail outlets to which the card has been made available by the Company’s third party gift card aggregator.  The actual number of retail outlets in which the cards may be purchased compared to the number of retail outlets in which the cards have been made available differ because a portion of the retail outlets have either not received or not displayed the gift card.  Additionally, our January and February 2008 sales continue to significantly underperform our internal forecasts through the date of this Quarterly Report.

To address the lower than expected sales of the American IdolTM gift card offering, we are currently revising our American IdolTM gift card sales strategy for the current and future American IdolTM seasons.  One of the changes we envision includes the offering of limited edition gift cards that feature exclusive collectible products for each of the top twelve American IdolTM contestants.  We are also currently in discussions with a second major consumer brand.  Although there can be no assurance as to whether, when, or upon what terms we will be able to consummate an agreement with the owners of the new brand, we believe our success in reaching an agreement with them will allow us to diversify our product offerings and mitigate our dependence on a single brand.

Cost of Sales

Cost of sales for the three months ended December 31, 2007 was $4,435 or more than five times sales revenues.  Due to the low volume of sales during the period, we did not cover the basic costs in connection with the redemption of the American IdolTM gift card.  Unless we reach a basic level of sales revenues substantially in excess of those experienced to date, we will not be able to generate a sufficiently positive gross margin in excess of our operating expenses nor generate operating income nor positive cash flows from operations.

Operating Expenses

Selling and marketing expenses for the three months ended December 31, 2007 totaled $263,808.  Included in these expenses were employee compensation and related expenses of $44,199, payments to a consultant for marketing and merchandising services totaling $18,000, noncash stock-based compensation expenses totaling $7,459, web development and maintenance expenses totaling $66,800 in connection with our gift card redemption and corporate websites, retail placement fees of $12,878 and three months’ amortization to expense of previously purchased gift cards totaling $60,100.

General and administrative expenses for the three months ended December 31, 2007 totaled $453,480 and include expenses related to our Company’s operations, in addition to typical general and administrative expenses.  Expenses for the period included employee compensation and related charges of $146,766, noncash stock-based compensation of $57,696, noncash charges in connection with the grant of common stock to SPN for investor relations services totaling $120,634 (current period amortization), legal fees of $38,093, outside consulting of $21,215 and facility related expenses of $6,952.

Operating expenses for the three months ended December 31, 2007 totaled $717,288, $246,844 of which was noncash charges as noted above.

Interest Expense

For the three months ended December 31, 2007, interest expense totaled $27,699.  None of the interest expense for the period ultimately required the payment of cash.  Charges for the accretion of interest expense on the licensing agreement payable totaled $16,304 for the period while the remaining balance of interest expense totaling $11,365 was later forgiven by the holders of notes payable and added to additional paid-in capital at the time the notes were repaid or converted into shares of our common stock.

Net Loss and Net Loss per Share

For the three months ended December 31, 2007, our net loss totaled $748,544.  Our net loss was significantly in excess of our internal forecasts due primarily to the significant sales revenue shortfall in connection with the disappointing sales of our gift cards offered for sale during the period.  Our basic and diluted net loss per share of $0.07 was identical due to the anti-dilutive effects of common stock equivalents during the period.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered common stock at $1.50 per share and previously with the issuance of notes payable converted into shares of our common stock at the rate of $1.00 per share.  At December 31, 2007, our total assets were $3,027,689, working capital was $295,462, total liabilities were $1,252,039 and our stockholders’ equity totaled $1,775,650.  Our cash balance at December 31, 2007 totaled $569,699.  Subsequent to December 31, 2007, we received additional cash proceeds in connection with the sale of 94,082 shares of our unregistered common stock for cash proceeds totaling $136,125.

Our total liabilities at December 31, 2007 included $161,500 in connection with a bridge loan payable that was subsequently repaid in February 2008.  The accrued interest in connection with the bridge loan was forgiven.  Also included in current liabilities were amounts due to RBW in connection with fund raising activities totaling $155,814.  This balance and additional amounts incurred in connection with funds raised after December 31, 2007, were converted into 112,225 restricted shares of our Company’s common stock in February 2008 at the rate of $1.50 per share.  Amounts in connection with the licensing agreement payable totaling $819,405 at December 31, 2007 are not due until 2010.

Plan of Operations

We are dependent upon future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we estimate we do not have sufficient cash as of the date of this Quarterly Report to fund the operations of the Company through our fiscal year end of September 30, 2008.

In response to our Company’s current cash needs, we have instituted substantial reductions of spending including the reduction and deferral of a significant portion of our Company’s employee compensation.  We also recently secured an agreement for the sale of 300,000 shares of restricted common stock for $1.00 per share.  The agreement requires the investor to make four investments of $75,000 on March 1, 2008, April 1, 2008, May 1, 2008 and June 1, 2008, for cash proceeds totaling $300,000.  Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

We currently have $2,281,573 capitalized as an asset in connection with prepayments and future payments to be made under our license agreement in connection with the American IdolTM gift card.  Our management is currently evaluating whether the asset represented by the prepaid licensing agreement may be impaired.  Our evaluation will be based on our future forecasts of consumer purchases of the gift card compared with the remaining term of the licensing agreement.  If it is determined at the end of our evaluation that in the judgment of our management this asset is impaired, a future charge to operations will result.  The charge will be the difference between the estimated net realizable value of the prepayments made in connection with the license agreement and its carrying value at the time of our evaluation.

We made commitments to purchase additional gift cards totaling $102,300 prior to December 31, 2007.  We are liable for payment for the cards although if our gift card sales continue to significantly underperform our expectations, we will not be able to deploy them on a timely basis with retailers for sales to customers.  In the event that this occurs, it will require us to recognize a charge to operations for the value of the gift cards not to be deployed.

We have no significant commitments or requirements in connection with the purchase of property and equipment for the foreseeable future.

Going Concern

As noted above, there exists an uncertainty about our ability to continue as a going concern.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future debt or equity financing to maintain our operations.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We continually evaluate our estimates and judgments and we base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances.  Materially different results can occur as circumstances change and additional information becomes known.

RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

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

Our failure to achieve revenues or obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations through our September 30, 2008 fiscal year end.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing or our failure to receive all of the proceeds of the $300,000 investment commitment described above, would seriously harm our business and operating results.  We will have large fixed expenses, and expect to continue to incur capital, product development, administrative and other expenses.  If we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

For any of these reasons, the gift cards we produce may be commercially unsuccessful.  Furthermore, the American Idol™ cards’ current sales performance through the date of this Quarterly Report has been far below our previous expectations, and the card has not been commercially successful.  If we are unable to produce gift cards which are commercially successful in this industry, we may not be able to recoup our expenses and/or generate sufficient revenues. In the event that we are unable to generate sufficient revenues, we may not be able to continue operating as a viable business and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We currently have a lack of diversity of product offerings.  As of the date of this Quarterly Report, we have only one co-branded gift card available for distribution, the American Idol™ co-branded gift card.  This lack of diversity in a product offering creates substantial risks as all of our initial potential revenues are dependent upon the success of this one gift card.  Our inability to compete successfully, or the continued lack of acceptance of this gift card, will have a material adverse effect on our business, results of operations and financial condition and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We are required to pay significant licensing fees.   Under the terms of the American Idol™ (“AI”) License Agreement, we have agreed to certain guaranteed royalty payments to FremantleMedia, including the payment of a nonrefundable $1,500,000 advance towards those guaranteed royalty payments.  If we fail to comply with the terms of the AI License Agreement, FremantleMedia would be entitled to terminate the AI License Agreement, in which event we would be unable to continue to benefit from business generated through the American Idol™ gift card.  Our inability to continue to benefit from the American IdolTM co-branded gift card would have a material adverse effect on our business, results of operations and financial condition and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

As of the date of this Quarterly Report, assuming the exchange of all of the remaining shares and promissory notes of IdeaEdge-CA for shares of Company common stock occurs pursuant to the IdeaEdge Acquisition, the IdeaEdge-CA shareholders existing as of the date of the execution of the AI License Agreement would collectively have approximately 48.0% of the ownership interest of the Company, and the next single largest ownership percentage in the Company is approximately 8.1%.  If as a result of our issuing additional shares or the sale of our shares by the IdeaEdge-CA shareholders existing as of the date of the execution of the AI License Agreement, the IdeaEdge-CA shareholders existing as of the date of the execution of the AI License Agreement no longer have the largest ownership percentage of the Company, and the Company is not able to negotiate an alternative provision with FremantleMedia, FremantleMedia would have the ability to terminate the AI License Agreement.  This would have a material adverse effect on the Company’s business, results of operations and financial condition and an investor could suffer the loss of a significant portion or all of his investment in our Company.  Additionally, this provision may prevent an acquisition of the Company or the Company’s shares of common stock by a strategic or institutional investor as such an acquisition may result in triggering FremantleMedia’s termination rights, or require such an acquisition to be conditioned upon the consent of FremantleMedia.  This could result in an investor’s receiving an amount from his investment that is less than that which would be received in the absence of this provision of the AI License Agreement.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2007.  We currently project that our cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations through our September 30, 2008 fiscal year end.  If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our net operating loss carry-forward will be limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible limitations on the use of tax loss carry-forwards, of the inability to use the net operating loss carry-forwards (“NOL”) of the VOS Subsidiary after its sale and the future expiration of the NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of IdeaEdge-CA, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

Our executive officers, directors and insider stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, any of our existing outside principal stockholders together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required (or to be required) by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, the management assessment portion of which will initially apply to us as of September 30, 2008. The requirements of Section 404 may unduly divert management’s time and resources for executing our business plan. If in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Our compliance with the Sarbanes-Oxley Act and the U.S. Securities and Exchange Commission rules concerning internal controls may be time consuming, difficult and costly for us. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act will in the future require publicly-traded companies with our capitalization to obtain.

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

Capital Market Risks

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 3 – Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives.  In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we are in the process of carrying out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. We expect to have our evaluation completed prior to our year end on September 30, 2008.

Part II

Item 1 – Legal Proceedings

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

Since the IdeaEdge acquisition on October 16, 2007 and through February 13, 2008, we have issued a total of 886,174 shares of our unregistered common stock.  We received gross cash proceeds totaling $682,125 for 458,116 of the common shares issued, cancellation of debt totaling $61,250 in exchange for 40,833 shares of common stock issued, the satisfaction of amounts due to SPN for fund raising commissions totaling $168,338 in exchange for 112,225 shares of common stock and we issued 275,000 shares of common stock in connection with the prepayment of consulting services to SPN.  All cash proceeds from the sales of the common stock will be used for working capital to fund our operations.

These issuances of the Company’s shares of common stock were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdeaEdge, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

February 13, 2008

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

February 13, 2008

Exhibit Index

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
10.2	2007 Equity Incentive Plan (1)
10.3	Consulting Agreement with SPN Investments, Inc. dated November 14, 2007(4)
10.4	Finders Agreement between IdeaEdge, a California corporation, and RBW, Inc. dated May 31, 2007 (5)
10.5	Assignment of Finders Agreement with RBW, Inc. (5)
10.6*	Subscription Agreement with RBW, Inc.
10.7*	Subscription Agreement with Two Eight, Inc.

14.1	Code of Business Conduct and Ethics (6)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007.
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 19, 2007
(5)	Incorporated herein by reference to the registrant’s Form 10-KSB filed on January 11, 2008
(6)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005