Form 10QSB
period 2008-03-31
IdeaEdge, Inc
filed 2008-05-15
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

At April 11, 2008, there were 37,759,761 shares outstanding of the issuer’s common stock, the only class of common equity, as adjusted for the March 12, 2008 3-for-1 forward split of our common stock.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Consolidated Balance Sheet (unaudited) as of March 31, 2008

Consolidated Statement of Operations (unaudited) for the three and six months ended March 31, 2008

Consolidated Statement of Cash Flows (unaudited) for the three and six months ended March 31, 2008

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

IDEAEDGE, INC.
Consolidated Balance Sheet (unaudited)
March 31, 2008
Assets

Current assets:
Cash	$203,203
Inventory	2,500
Other current assets	32,750

Total current assets	238,453

Property and equipment, net of accumulated
depreciation of $1,404	8,963
Prepaid licensing agreement	835,856
Intellectual property	169,063
Other assets	5,688

$1,258,023

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$223,037
Accrued personnel compensation	32,536
Other current liabilities	5,346

Total current liabilities	260,919

Licensing agreement payable	835,856

Total liabilities	1,096,775

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares
authorized; no shares issued or outstanding	—
Common stock; $0.001 par value; 80,000,000 shares
authorized; 37,759,761 shares issued and outstanding	37,759
Additional paid-in capital	3,809,468
Accumulated deficit	(3,685,979)

Total stockholders' equity	161,248

$1,258,023

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statements of Operations (unaudited)
	Three months ended March 31, 2008	Six months ended March 31, 2008

Sales revenues	$1,741	$2,589
Cost of sales	23,133	27,568

Gross margin	(21,392)	(24,979)

Operating expenses:
Selling and marketing	336,065	599,873
Loss due to impairment of prepaid licensing agreement	1,445,717	1,445,717
General and administrative	529,430	982,910

Total operating expenses	2,311,212	3,028,500

Loss from operations	(2,332,604)	(3,053,479)

Interest expense	18,688	46,357

Net loss	$(2,351,292)	$(3,099,836)

Basic and diluted net loss per share	$(0.06)	$(0.09)

Basic and diluted weighted average
common shares outstanding	37,397,021	35,486,495

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statement of Cash Flows (unaudited)
For the six months ended March 31, 2008

Cash flows from operating activities:
Net loss	$(3,099,836)
Adjustments to reconcile net loss to cash flows
from operating activities:
Depreciation expense	1,349
Stock-based compensation	139,114
Consulting services rendered in exchange for common stock	351,634
Loss due to impairment and amortization of gift card inventory	180,300
Loss due to impairment and amortization of license agreement	1,446,187
Accretion of interest on licensing agreement payable	32,755
Interest expense forgiven upon repayment or conversion of notes payable	13,595
Changes in operating assets and liabilities:
Inventory	(2,500)
Other assets	(146)
Accounts payable and accrued liabilities	196,648
Accrued personnel compensation	21,540
Other liabilities	5,234

Cash flows from operating activities	(714,126)

Cash flows from investing activities:
Purchases of property and equipment	(8,388)
Purchase of and costs incurred in connection with intellectual property	(112,113)

Cash flows from investing activities	(120,501)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,033,717
Repayments of bridge loans payable	(416,500)
Payments to affiliate for fund raising activites	(100,000)

Cash flows from financing activities	517,217

Change in cash during period	(317,410)

Cash, beginning of period	520,613

Cash, end of period	$203,203

Noncash investing and financing transactions:
Common stock issued in exchange for future consulting services	$351,634
Common stock issued in exchange for fund raising	$168,338
Common stock issued in exchange for conversion of notes payable	$666,000
Common stock issued in exchange for debt extinguishment, net of costs	$55,125
Warrants issued in connection with purchase of intellectual property	$56,950
Accrued interest forgiven	$43,495

See accompanying notes.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

IdeaEdge, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, IdeaEdge, Inc. (“IdeaEdge-CA”), we develop, market and sell innovative prepaid gift card programs.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2007 in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Through October 16, 2007, the Company was named VOS International, Inc. (“VOS”) and through its wholly-owned subsidiary VOS Systems, Inc. (“VSI”), was a consumer electronics products company.  On September 6, 2007, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with IdeaEdge-CA and certain of its shareholders (the “IdeaEdge Acquisition”).  The closing of the Share Exchange Agreement occurred on October 16, 2007 (the “Closing Date”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued one of its shares of common stock to the IdeaEdge-CA shareholders, in exchange for each share of stock of IdeaEdge-CA issued and outstanding as of the Closing Date, and 2,220,000 shares of Company common stock to the IdeaEdge-CA note holders, in exchange for $740,000 in promissory notes issued by IdeaEdge-CA as of the Closing Date.  A total of 24,079,998 shares were issued in connection with the IdeaEdge Acquisition.

Upon the closing of the Share Exchange Agreement, our Company’s former management and members of its Board of Directors resigned, and our shareholders elected two new directors who were members of IdeaEdge-CA’s Board of Directors.  Also, in connection with the Share Exchange Agreement, our Company entered into an agreement effective October 16, 2007 with Allan Ligi (its former President) providing for the sale to Mr. Ligi of VSI, and the assumption by Mr. Ligi of all the liabilities of our Company and VSI through October 16, 2007.  In connection with the sale, we issued Mr. Ligi 5,680,383 shares of our common stock.  This sale represented our Company’s complete exit from its former businesses carried on prior to October 16, 2007.

The IdeaEdge Acquisition was characterized as a reverse merger, which is treated as a recapitalization for accounting purposes.  Application of reverse merger accounting results in IdeaEdge-CA being deemed to be the accounting acquirer and the continuing entity.  The operations of our Company prior to October 16, 2007 are those of IdeaEdge-CA.  The accumulated deficit of VOS through October 16, 2007 was offset against its additional paid-in capital.  The stockholders’ equity of VOS is carried forward as the stockholders’ equity of our Company from the date of the IdeaEdge Acquisition and thereafter.  No goodwill was recognized in connection with this recapitalization.  The accompanying financial statements include the accounts of our Company and IdeaEdge-CA as of and through March 31, 2008.  IdeaEdge-CA’s operations commenced upon its corporate inception on April 3, 2007 and therefore no prior year operations exist for the three or six months ended March 31, 2007.  All intercompany amounts have been eliminated in consolidation.

Effective October 16, 2007, our Company underwent a 25-for-1 reverse split of its shares of stock and amended its Articles of Incorporation.  Effective March 12, 2008, our Company underwent a 3-for-1 forward split of its shares of stock.  The accompanying financial statements have been retroactively adjusted to reflect such changes for the three and six months ended March 31, 2008.  Our Company emerged from the development stage during the three months ended December 31, 2007.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through our year end of September 30, 2008.

In response to our Company’s current cash needs, we have instituted substantial reductions of spending including the reduction and deferral of a significant portion of our Company’s employee compensation.  We also recently secured an agreement for the sale of 900,000 shares of restricted common stock for $0.33 per share.  The agreement requires the investor to make four investments of $75,000 during March, April, May and June 2008, for cash proceeds totaling $300,000.  The investor has made the required payments for March and April 2008 totaling $150,000.  The ultimate fulfillment of the investor’s commitment to make the balance of the committed investments totaling $150,000 is subject to his financial ability to make the committed payments at the dates indicated.  There can be no assurance that he will ultimately have the ability to make the remaining investments committed.  Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

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

Gift Cards

Gift cards were purchased in large volumes and issued to retail outlets for sale to customers who subsequently redeem them online in exchange for merchandise.  The cards have no value until the customer purchases them and they are activated.  We capitalized the cost of gift cards purchased and amortized their cost on a straight-line basis over the expected time they were available for sale.  Included in selling and marketing expense for the three and six months ended March 31, 2008 were charges totaling $232,145 and $292,245, respectively, in connection with the amortization and recognition of impairment of previously purchased gift cards.

Inventory

Inventory is stated at cost (first-in, first-out) and consists of merchandise purchased for customer redemptions from our Website.  We periodically reserve for inventory that we believe is obsolete or at a carrying value above its net realizable value.  At March 31, 2008, reserves for excess and obsolete inventory totaled $11,122.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  The scope of SFAS No. 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  We perform periodic reviews of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, on an annual basis during our fiscal fourth quarter or whenever evidence comes to our attention that such impairment might have occurred.

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing our financial statements, we are required to estimate our Company’s provision for income taxes.  This process involves estimating our current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our consolidated statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance is recorded against our net deferred tax assets.

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

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

3.

Finder Agreement and Agreement for Investor Relations Services

In May 2007, we entered into a nonexclusive Finder Agreement with RBW, Inc. (“RBW”) under which RBW is paid a finder’s fee of 10% of all funds raised by it on our Company’s behalf.  We have incurred costs of $303,338 under this arrangement through March 31, 2008, $135,000 of which was paid in cash.  In February 2008, RBW converted the remaining outstanding balance owed to them by our Company of $168,338 into 336,675 shares of our common stock at the rate of $0.50 per share.

SPN Investments, Inc. (“SPN”) and our Company entered into a Consulting Agreement dated November 14, 2007 pursuant to which SPN provides investor relations and management consulting services to our Company through November 2008 in exchange for the issuance of 825,000 shares of our Company’s common stock.  The sole shareholder of SPN is also the sole shareholder of RBW.  In connection with this arrangement, we will recognize a total of $924,000 of noncash consulting expense through November 2008, based on the closing price for our common stock of $1.12 on the date of the Consulting Agreement.  We have recognized consulting expense under the agreement of $231,000 and $351,634 for the three and six months ended March 31, 2008, respectively, and future amounts remaining to be recognized as of March 31, 2008 total $572,366.

4.

Prepaid licensing agreement and licensing agreement payable

On May 16, 2007, we entered into an agreement with FremantleMedia North America, Inc. (“FremantleMedia”) for an exclusive license right to American IdolTM branded prepaid gift cards for redemption of American IdolTM merchandise through a Licensor-approved website. The term of this agreement commenced on June 1, 2007 and will end on December 31, 2010.  $1,500,000 of advances was paid through March 31, 2008.  Future amounts under the license agreement are payable as follows: 1) $500,000 payable on or before March 10, 2010; and 2) $500,000 payable on or before December 31, 2010.  The advance payments are non-refundable and non-returnable but may be applied against any future royalties.

The prepaid licensing agreement and resulting licensing agreement payable were recorded at the present value of payments due throughout the life of the agreement, discounted at an 8% rate.  The remaining liability corresponding to the remaining payments due in 2010 totals $835,856 at March 31, 2008.  Interest accreted on the liability and charged to operations totaled $16,451 and $32,755 for the three and six months ended March 31, 2008, respectively.  The initial asset in connection with the prepaid licensing agreement was recorded at a value of $2,282,043 and was to be charged to operations as gift cards are purchased by consumers and liabilities for royalties are incurred.  For the three months ended March 31, 2008, consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of advances to date.

Accordingly, our management evaluated whether the asset represented by the prepaid licensing agreement was impaired.  Our evaluation was based on our best estimates of amounts to be due to the licensor for future royalties, compared with the remaining term of the licensing agreement.  Based on our evaluation, we determined that this asset is impaired because we could not support a value for the prepaid license in excess of the remaining liability for future payments on the royalty agreement.  This resulted in a charge to operations totaling $1,445,717 for the three and six months ended March 31, 2008, and represented the difference between the estimated net realizable value of the prepayments made in connection with the license agreement and the corresponding liability under the licensing agreement as of March 31, 2008.  We will continue to monitor the value of this asset in comparison with the related liability in order to determine if future charges for estimated impairment will be required.

5.

Intellectual property

On March 21, 2008, we entered into an agreement with an individual to purchase technology rights under a patent filed by him.  In exchange for the assignment of the patent application, we paid the individual $100,000 in cash and issued warrants to purchase up to 100,000 shares of our common stock for $0.71 per share.  The warrants have certain limitations as to the timing of their exercise and expire on December 31, 2013.  We valued the warrants using the Black-Scholes-Merton option pricing formula and using assumptions for our stock’s volatility, warrant term and risk free interest rate of 37.96%, 5.75 years and 1.99%, determined their value to be $56,950 on the date of the agreement.  Our intellectual property has a total value of $169,123 at March 31, 2008 and includes legal fees incurred in connection with our purchased patent and another patent application.  We will amortize the cost of patents over their estimated useful life, commencing on the date the patent is granted.

6.

Stock-based compensation and equity incentive plans

On October 16, 2007, our stockholders approved the adoption of our IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  Intended Plan participants include employees, directors and consultants of our Company.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate, 1,800,000 shares of common stock of our Company.

Through March 31, 2008, we granted a total of 1,260,000 incentive stock options to two employees and an advisor under the Plan.  For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  During the three and six months ended March 31, 2008, we recognized stock-based compensation expense totaling $73,959 and $139,114, respectively.   As of March 31, 2008, $414,086 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized over a weighted average period of 3.24 years.  The weighted average exercise price of stock options granted through March 31, 2008 was $0.93 per share.

7.

Notes payable

On September 30, 2007, we had $740,000 outstanding in convertible notes payable to investors.  The notes bore interest at 12% per annum and in connection with the IdeaEdge Acquisition on October 16, 2007, were converted by their holders into our common stock at the rate of one share per each dollar of principal outstanding on the notes.  Accrued interest totaling $26,519 was forgiven by the note holders and added to additional paid-in capital upon the conversion of the notes.  Interest expense in connection with these notes totaling $4,378 was recognized during the six months ended March 31, 2008.

8.

Bridge loans payable

In August 2007, we borrowed $577,750 from related parties to fund our operations.  Of these borrowings, $100,000 was repaid in September 2007, $255,000 was repaid in October 2007 and $61,250 was converted into common stock at the rate of $0.50 per share in December 2007 (net proceeds of $55,125 after fund raising costs).  The remaining balance totaling $161,500 was repaid in February 2008.  Interest in connection with these bridge loans totaling $16,976 was forgiven by the notes holders and added to additional paid-in capital upon the conversion of the notes.

9.

Transactions with related parties

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.

10.

Income taxes

We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our net operating loss carryforwards (“NOL”) as a result of the IdeaEdge acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these provisions, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

11.

Commitments and contingencies

The Company signed a lease agreement for office space through June 30, 2009.  Rent expense totaled $8,137 and $14,604 for the three and six months ended March 31, 2008, respectively.  The lease (as modified) calls for minimum monthly rentals of $2,666 from October 1, 2007 to June 30, 2008 and $2,799 from July 1, 2008 to June 30, 2009, for a total future commitment as of March 31, 2008 of $34,134.

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

Overview and Financial Condition

Our business, commencing with our October 16, 2007 acquisition of IdeaEdge-CA, is centered around the development, marketing and sale of innovative gift card programs.  As described above, our Company’s operations which existed prior to October 16, 2007, as conducted by VSI, were sold to our former Chief Executive Officer.  Accordingly, the Company’s financial condition and results of operations as they existed prior to the acquisition of IdeaEdge-CA and sale of VSI, are of limited value in understanding the future prospects and financial position of our Company.  We have accounted for the past operations of our Company in our accompanying financial statements in accordance with the presentation guidance appropriate to a reverse merger, which is to say that the operations prior to October 16, 2007 reflected in our financial statements are those of IdeaEdge-CA.  IdeaEdge-CA’s operations commenced upon its corporate inception on April 3, 2007 and therefore no prior year operations exist for the three or six months ended March 31, 2007.

Results of Operations

Three and six months ended March 31, 2008

Sales

Sales for the three and six months ended March 31, 2007 totaled $1,741 and $2,589, respectively.  Prior to the commencement of sales revenues, our company was focused primarily on the securing of retail outlets, establishing an online site at which cardholders can redeem their gift cards purchased for products and pursuing additional entertainment brands for future gift card programs.  Nevertheless, our sales through March 31, 2008 were significantly below our management’s expectations.  We are currently evaluating our future course of action with respect to this gift card program in an attempt to optimize the value of our investment in the American IdolTM program.  Such steps may include discussions with other American IdolTM brand licensees to cooperate on joint promotions for future seasons as well as other attempts to repackage the gift card in order to increase consumer acceptance.

Cost of Sales

Cost of sales for the three and six months ended March 31, 2008 was $23,133 and $27,568, respectively.  Our gross margins for these periods were negative and amounted to $(21,392) and $(24,979), respectively.  Due to the low volume of sales during the period, we did not cover the basic costs in connection with the maintenance of fulfillment capabilities required to allow for the redemption of the American IdolTM gift card.  Absent reaching a basic level of sales revenues substantially in excess of those experienced to date, we will not be able to generate a sufficiently positive gross margin in excess of our operating expenses nor generate operating income nor positive cash flows from operations.

Operating Expenses

Selling and marketing expenses for the three and six months ended March 31, 2008 totaled $336,065 and $599,873, respectively.  Included in these expenses for the three and six months ended March 31, 2008, respectively, were employee compensation and related expenses of $47,027 and $91,277 (including deferred amounts totaling $7,197 for the three months ended March 31, 2008), payments to consultants for business development, marketing and merchandising services totaling $15,000 and $49,200, marketing and creative services of $15,687 and $45,655, noncash stock-based compensation expenses totaling $5,097 and $12,556, web development and maintenance expenses totaling $15,332 and $82,132 in connection with our gift card redemption and corporate websites, retail placement fees of $7,673 and $20,551, and amortizations and recognition of impairments of $224,645 and $284,745 to expense of previously purchased gift cards totaling $60,100.

We recorded a loss due to impairment of our prepaid license agreement with FremantleMedia totaling $1,445,717 for the three and six months ended March 31, 2008.  We recorded this charge because through March 31, 2008, consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of advances to date.  While we continue to seek other outlets for the American IdolTM gift card through potential partnerships with other brand licensees, there are currently no concrete prospects for a recovery of the amounts written down on the license agreement.  We will continue to monitor the value of this asset in comparison with the related liability in order to determine if future charges for estimated impairment will be required.

General and administrative expenses for the three and six months ended March 31, 2008 totaled $529,430 and $982,910, respectively.  Included in these expenses for the three and six months ended March 31, 2008, respectively, were employee compensation and related charges of $165,830 and $312,672 (including deferred amounts of $25,340 in both periods), noncash stock-based compensation of $68,862 and $126,558, noncash charges in connection with the grant of common stock to SPN for investor relations services totaling $231,000 and $351,634, legal fees of $8,663 and $46,755, outside consulting of $21,215 (all incurred during the three months ended December 31, 2007) and facility related expenses of $8,647 and $15,617.

Operating expenses for the three and six months ended March 31, 2008 totaled $2,311,212 and $3,028,500.

Interest Expense

For the three and six months ended March 31, 2008, interest expense totaled $18,688 and $46,357, respectively.  None of the interest expense recorded ultimately required the payment of cash.  Charges for the accretion of interest expense on the licensing agreement payable totaled $16,451 and $32,762 for the periods while the remaining balance of interest expense totaling $2,237 and $13,595 was later forgiven by the holders of notes payable and added to additional paid-in capital at the time the notes were repaid or converted into shares of our common stock.

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2008, our net loss totaled $2,351,292 and $3,099,836, respectively.  Our net loss was significantly in excess of our internal forecasts due primarily to the significant sales revenue shortfalls in connection with the disappointing sales of our gift cards offered for sale during the period.  Our basic and diluted net loss per share of $0.06 and $0.09 were identical due to the anti-dilutive effects of common stock equivalents during the six and nine months ended March 31, 2008.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered common stock and previously with the issuance of notes payable converted into shares of our common stock.  At March 31, 2008, our total assets were $1,258,023 (including intangible assets totaling $1,004,919), working capital was a negative $22,466, total liabilities were $1,096,775 (including amounts due in connection with intangible assets totaling $923,356) and our stockholders’ equity totaled $161,248.  Our cash balance at March 31, 2008 totaled $203,203.  Subsequent to March 31, 2008, we received additional cash proceeds in connection with the sale of 225,000 shares of our unregistered common stock for cash to an investor for proceeds totaling $75,000.  We have a commitment from the investor for two additional investments of $75,000 in May 2008 and June 2008, although ultimate receipt of these amounts is contingent of the investor’s ability to make these investments.  There can be no assurance that we will receive the proceeds from these future investments.

Our total liabilities at March 31, 2008 included $32,536 in salary deferrals from our employees.  During the three months ended March 31, 2008, we repaid the balance of bridge loans outstanding totaling $161,500 outstanding at December 31, 2007.  The accrued interest in connection with the bridge loan was forgiven.  Also included in current liabilities at December 31, 2007 were amounts due to RBW in connection with fund raising activities totaling $155,814.  This balance and additional amounts incurred in connection with funds raised during the three months ended March 31, 2008, were converted into 336,675 restricted shares of our Company’s common stock during February 2008 at the rate of $0.50 per share.  Amounts in connection with the licensing agreement payable totaling $835,856 at March 31, 2008 are not due until 2010.

Plan of Operations

In March 2008, we purchased the rights to a patent application dating back to 2001 covering group gift cards and eCards.  Going forward, we intend to develop a proprietary Social Network Enabled Gift Card (SNE Gift Card) platform that will enable multiple individuals to conveniently contribute to a group gift card.  We hope to integrate the popular gift card market with the fast-growing phenomenon of online social networks.  We plan to launch our SNE Gift Card platform in the autumn of this year.

 We are dependent upon future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our obtaining additional funds from equity or debt financing, we estimate we do not have sufficient cash as of the date of this Quarterly Report to fund the operations of the Company through our fiscal year end of September 30, 2008.

In response to our Company’s current cash needs, we have instituted substantial reductions of spending including the reduction and deferral of a significant portion of our Company’s employee compensation.  We also have a commitment (as noted above) for an investor to make additional investments of $75,000 in May 2008 and June 2008 in exchange for 450,000 shares of our unregistered common stock, although there can be no assurance that proceeds from these investments will ultimately be received by our Company.  Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

We currently have $835,856 capitalized as an asset in connection with prepayments and future payments to be made under our license agreement in connection with the American IdolTM gift card.  The amount is net of write-offs totaling $1,445,717 recorded in the three months ended March 31, 2008, as noted above.  Our management will continue to evaluate whether future additional write-offs of this asset will be appropriate.  As of March 31, 2008, we have written off all costs capitalized in connection with gift cards purchased and we have an insignificant amount of remaining net costs of inventory capitalized ($2,500).

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

RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this quarterly report before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

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

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations through our September 30, 2008 fiscal year end.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing or our failure to receive the balance of the proceeds of the investment commitment described above, would seriously harm our business and operating results.  We will have large fixed expenses, and expect to continue to incur capital, product development, administrative and other expenses.  If we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We face competition from others.  We will face competition from other providers of gift cards and gift card services. Many of these providers have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these providers also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers.  Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

We rely on third-party suppliers and distributors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements, would severely harm our business and results of operations.  We will also be dependent on other companies to distribute and sell our products.  The failure by such third parties to distribute or sell our products in a timely manner would substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain. Our future success will depend significantly on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based. Our pending U.S. patent application, which includes claims to material aspects of our products and services that are not currently protected by issued patents, may not issue as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

We are dependent upon consumer tastes for our gift cards and products. The sale and marketing of gift cards involves substantial risks due in part because we are required to spend funds in connection with the sale of new merchants’ gift cards prior to knowing their commercial appeal in our channels of distribution.  It is impossible to predict the success of any gift card prior to its introduction to our sales channels. A gift card’s acceptance by consumers and whether its generation of revenues will depend upon a variety of unpredictable factors, including:

•

Public taste, which is always subject to change;

•

The quantity and popularity of other gift cards available to the public; and

•

The fact that the distribution and sales method chosen for gift cards we market may be ineffective.

For any of these reasons, the gift cards we produce may be commercially unsuccessful.  Furthermore, the American Idol™ cards’ current sales performance through the date of this Quarterly Report has been far below our previous expectations, and the card has not been commercially successful.  If we are unable to market and sell gift cards which are commercially successful, we may not be able to recoup our expenses and/or generate sufficient revenues. In the event that we are unable to generate sufficient revenues, we may not be able to continue operating as a viable business and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2007.  We currently project that our cash on hand and existing commitments for additional investment will not be sufficient to maintain our Company’s operations through our September 30, 2008 fiscal year end.  If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Because of the small size of our current operations, supervision of financial controls is concentrated in a few individuals and we have limited opportunity to segregate duties or implement checks and balances.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

Since the IdeaEdge acquisition on October 16, 2007 and through May 3, 2008, we have issued a total of 2,883,522 shares of our unregistered common stock.  We received net cash proceeds totaling $688,963 for 1,599,348 shares of the common shares issued, cancellation of debt totaling $61,250 in exchange for 122,499 shares of common stock issued, the satisfaction of amounts due to SPN for fund raising commissions totaling $168,338 in exchange for 336,675 shares of common stock, and we issued 825,000 shares of common stock in connection with the prepayment of consulting services to SPN.  All cash proceeds from the sales of the common stock will be used for working capital to fund our operations.

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

IdeaEdge, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

May 14, 2008

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

May 14, 2008

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report