Form 10QSB
period 2008-06-30
IdeaEdge, Inc
filed 2008-08-14
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

At August 12, 2008, there were 38,849,914 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Consolidated Balance Sheet (unaudited) as of June 30, 2008

Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2008 and for the period April 3, 2007 (Inception) to June 30, 2007

Consolidated Statement of Cash Flows (unaudited) for the nine months ended June 30, 2008 and for the period April 3, 2007 (Inception) to June 30, 2007

Notes to Consolidated Financial Statements

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3A(T) –

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

IDEAEDGE, INC.
Consolidated Balance Sheet (unaudited)
June 30, 2008
Assets

Current assets:
Cash and cash equivalents	$1,428,280
Other current assets	18,280

Total current assets	1,446,560

Property and equipment, net of accumulated
depreciation of $2,268	8,099
Intangible assets	170,880
Other assets	5,688

$1,631,227

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$191,807
Accrued personnel compensation	65,072
Other current liabilities	13,584

Total current liabilities	270,463

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 12,000 shares issued and outstanding	12
Common stock; $0.001 par value; 80,000,000 shares
authorized; 38,849,914 shares issued and outstanding	38,850
Additional paid-in capital	6,955,906
Accumulated deficit	(5,634,004)

Total stockholders' equity	1,360,764

$1,631,227

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statements of Operations (unaudited)
	Three months ended June 30, 2008	Nine months ended June 30, 2008	Inception (April 3, 2007) to June 30, 2007

Sales revenues	$1,817	$4,406	$-
Cost of sales	16,049	43,617	-

Gross margin	(14,232)	(39,211)	-

Operating expenses:
Selling and marketing	82,519	682,392	34,648
Loss due to impairment of prepaid licensing agreement	-	1,445,717	-
General and administrative	653,445	1,636,355	100,309

Total operating expenses	735,964	3,764,464	134,957

Loss from operations	(750,196)	(3,803,675)	(134,957)

Nonoperating income (expense):
Interest expense	(8)	(46,365)	(5,701)
Interest income	2,179	2,179	-

	2,171	(44,186)	(5,701)

Net loss	(748,025)	(3,847,861)	(140,658)

Deemed preferred stock dividend	1,200,000	1,200,000	-

Net loss attributable to common stockholders	$(1,948,025)	$(5,047,861)	$(140,658)

Basic and diluted net loss per share attributable to common
stockholders	$(0.05)	$(0.14)	$(0.01)

Basic and diluted weighted average common shares outstanding used in computing net loss attributable
to common stockholders	38,096,009	36,354,386	18,200,001

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statement of Cash Flows (unaudited)

	Nine months ended June 30, 2008	Inception (April 3, 2007) to June 30, 2007

Cash flows from operating activities:
Net loss	$(3,847,861)	$(140,658)
Adjustments to reconcile net loss to cash flows
from operating activities:
Depreciation expense	2,213	-
Stock-based compensation	337,734	6,067
Consulting services rendered in exchange for common stock	582,634	-
Loss due to impairment and amortization of gift card inventory	180,300	-
Loss due to impairment and amortization of license agreement	1,445,717	-
Accretion of interest on licensing agreement payable	32,755	5,214
Interest expense forgiven upon repayment or conversion of notes payable	13,595	-
Changes in operating assets and liabilities:
Prepaid licensing agreement	-	(200,000)
Other assets	14,324	(5,052)
Accounts payable and accrued liabilities	165,418	15,393
Accrued interest	-	487
Accrued personnel compensation	54,076	-
Other liabilities	13,472	-

Cash flows from operating activities	(1,005,623)	(318,549)

Cash flows from investing activities:
Purchases of property and equipment	(8,388)	-
Purchase of and costs incurred in connection with intangible assets	(113,460)	-

Cash flows from investing activities	(121,848)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,408,717	-
Proceeds from issuance of convertible preferred stock and warrants	1,142,921	-
Proceeds from issuance of notes payable	-	748,000
Repayments of bridge loans payable	(416,500)	-
Payments to affiliate for fund raising activities	(100,000)	-

Cash flows from financing activities	2,035,138	748,000

Change in cash and cash equivalents during period	907,667	429,451

Cash and cash equivalents, beginning of period	520,613	-

Cash and cash equivalents, end of period	$1,428,280	$429,451

Noncash investing and financing transactions:
Common stock issued in exchange for fund raising	$168,338	$-
Common stock issued in exchange for conversion of notes payable	$666,000	$-
Common stock issued in exchange for debt extinguishment, net of costs	$55,125	$-
Deemed preferred stock dividend	$1,200,000	$-
Warrants issued in connection with purchase of intellectual property	$56,950	$-
Accrued interest forgiven	$43,495	$-
Forgiveness of license agreement payable and write-off of prepaid
license agreement	$835,856	$-

See accompanying notes.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

IdeaEdge, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, IdeaEdge, Inc. (“IdeaEdge-CA”), we develop and market innovative gift card programs.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2007 in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

The IdeaEdge Acquisition was characterized as a reverse merger, which is treated as a recapitalization for accounting purposes.  Application of reverse merger accounting results in IdeaEdge-CA being deemed to be the accounting acquirer and the continuing entity.  The operations of our Company prior to October 16, 2007 are those of IdeaEdge-CA.  The accumulated deficit of VOS through October 16, 2007 was offset against its additional paid-in capital.  The stockholders’ equity of VOS is carried forward as the stockholders’ equity of our Company from the date of the IdeaEdge Acquisition and thereafter.  No goodwill was recognized in connection with this recapitalization.  The accompanying financial statements include the accounts of our Company and IdeaEdge-CA as of and through June 30, 2008.  IdeaEdge-CA’s operations commenced upon its corporate inception on April 3, 2007 and therefore prior year operations exist only from that date forward.  All intercompany amounts have been eliminated in consolidation.

Effective October 16, 2007, our Company underwent a 25-for-1 reverse split of its shares of stock and amended its Articles of Incorporation.  Effective March 12, 2008, our Company underwent a 3-for-1 forward split of its shares of stock.  The accompanying financial statements have been retroactively adjusted to reflect such changes for the three and nine months ended June 30, 2008.  Our Company emerged from the development stage during the three months ended December 31, 2007.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through our June 30, 2009.

In response to our Company’s cash needs, we instituted substantial reductions of spending including the reduction and deferral of a significant portion of our Company’s employee compensation.  During the three months ended June 30, 2008, we raised additional equity funding totaling $1,517,921 (net of expenses) consisting of the following:

•

Sale of 225,000 shares of restricted common stock for net proceeds totaling $75,000;

•

Sale of 12,000 shares of unregistered convertible preferred shares and warrants to purchase common stock for net proceeds totaling $1,142,921; and

•

Sale of 500,000 shares of restricted common stock for net proceeds totaling $300,000.

Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s preferred and/or common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

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

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned.  In connection with our business of issuing gift cards to purchase branded merchandise, we are responsible for providing merchandise to customers who purchase our gift cards.  Accordingly, we recognize revenue at the time that the gift cards have been redeemed by customers in exchange for goods from our online Website, the product has been shipped, the selling price is fixed, collection is reasonably assured and when both title and risk of loss transfer to the customer, provided no significant obligations remain.  Cash received in connection with unredeemed gift cards sold is recorded as deferred revenue until such time as the corresponding gift cards are redeemed for merchandise.  Sales revenues include sales taxes collected from the customer.  The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Gift Cards

The Company purchased the American Idol™ gift cards in large volumes and issued them to retail outlets for sale to customers who subsequently redeemed them online in exchange for merchandise.  The cards have no value until the customer purchases them and they are activated.  We capitalized the cost of gift cards purchased and amortized their cost on a straight-line basis over the expected time they were available for sale.  Included in selling and marketing expense for the three and nine months ended June 30, 2008 were charges totaling $400 and $292,645, respectively, in connection with the related expenses, amortization and recognition of impairment of previously purchased gift cards.

Inventory

Inventory is stated at cost (first-in, first-out) and consists of merchandise purchased for customer redemptions from our Website.  We periodically reserve for inventory that we believe is obsolete or at a carrying value above its net realizable value.  At June 30, 2008, reserves for excess and obsolete inventory totaled $13,037, representing the entire remaining cost of inventory on hand.

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

3.

Sales of Preferred Stock and Warrants

On June 5, 2008, we entered into a subscription agreement (the “Subscription Agreement”) with four accredited investors pursuant to which we issued 12,000 shares of our Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) and warrants to purchase an additional 1,818,182 shares of our common stock at an exercise price of $0.50 per share, in exchange for gross proceeds totaling $1,200,000 ($1,142,921 net of cash issuance costs).

The following summarizes the terms of the preferred stock we issued:

Face Value:  Each share of Series A Stock has a face value of $100 per share.

Voluntary Conversion:  Each share of Series A Stock is convertible at the election of the holders at any time into approximately 303 shares of our common stock, subject to increase under the anti-dilution provisions under the Certificate of Designation and the Subscription Agreement upon the occurrence of events as defined therein.

Dividends:  Except in the event of default under the terms of the Subscription Agreement, the Series A Stock pays no dividends.  In the event of an uncured default by the Company, the Series A Stock pays dividends of 12% per annum during the period the Company is in default as described under the Certificate of Designation.

Redemption:  The Series A Stock is not required to be redeemed by the Company.

Liquidation Rights:  Upon the occurrence of a liquidation event (as defined in the Certificate of Designation), the holders of Series A Stock will be repaid their full face value and cumulative accrued dividends prior to the receipt of any other class of preferred or common stock.

Forced Conversion:  We have the right to force conversion of each share of Series A Stock into approximately 303 shares of common stock at any time after December 12, 2008, provided our common stock has maintained a closing price of $1.00 per share for three consecutive trading days prior to conversion.

Voting Rights: Generally, our Series A Stock has no voting rights.

Covenants: The Subscription Agreement imposes certain covenants on us, including restrictions against incurring additional indebtedness, issuing any additional equity except certain permitted issuances, creating any liens on our property, amending our certificate of incorporation or bylaws in a manner which may adversely affect the Series A Stock holders, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions.

Warrants:  The warrants issued in connection with the sale of Series A Preferred Stock are 66 month warrants to purchase shares of our common stock at a price of $0.50 per share, subject to adjustment, including full-ratchet anti-dilution protection.

Reset Provision:  The Subscription Agreement also contains a “favored nations” provision which provides that, other than in connection with the certain excepted issuances, until the sooner to occur of (i) thirty (30) months after the closing date, or (ii) until the Series A Stock is no longer outstanding, if the Company shall agree to or issue any common stock or securities convertible into or exercisable into common stock at a price per share or conversion or exercise price per share which is less than the conversion price for the Series A Stock or warrant exercise price in effect at such time, without the consent of each Series A Stock subscriber, then the Company must issue to each subscriber for each such occasion, additional shares of common stock so that the average per share price of the shares to be received upon conversion of the Series A Stock and warrants then owned by each subscriber is equal to such other lower price per share and the conversion price and warrant exercise price shall automatically be reduced to such other lower price.

The preferred stock is convertible into common stock at an effective price of $0.33 per share, while the warrants to purchase common stock have an exercise price of $0.50 per share.  On the date of the completion of the Subscription Agreement, our common stock’s prior day’s closing price was $1.11 per share.  Accordingly, we determined that both the preferred stock and warrants have a beneficial conversion feature.  We calculated the value of the beneficial conversion features of the preferred stock and warrants to be in excess of the gross cash proceeds paid of $1,200,000. Given that the preferred shares and warrants are immediately convertible and exercisable, we recorded a deemed dividend to preferred shareholders of $1,200,000 on the date of the completion of the Subscription Agreement.

4.

Cash Sales of Restricted Common Stock

During the nine months ended June 30, 2008, we made the following cash sales of our restricted common stock:

•

From October 2007 through January 2008, we sold a total of 644,783 shares of restricted common stock for net proceeds totaling $958,717;

•

In March and April 2008, we sold a total of 450,000 shares of restricted common stock for net proceeds totaling $150,000;

•

In June 2008, we sold 500,000 shares of restricted common stock for net proceeds totaling $300,000.

5.

Finder Agreement and Agreement for Investor Relations Services

In May 2007, we entered into a nonexclusive Finder Agreement (“Finder Agreement”) with RBW, Inc. (“RBW”) under which RBW or its designees are paid a finder’s fee of 10% of all funds raised by it on our Company’s behalf.  We incurred costs of $303,338 under this arrangement through March 31, 2008 ($135,000 of which was paid in cash), which were offset against the proceeds of capital raised.  In February 2008, RBW and its designees converted the remaining outstanding balance owed to them by our Company of $168,338 into 336,675 shares of our common stock at the rate of $0.50 per share.

On August 12, 2008, we entered into a new Finder Agreement (effective June 1, 2008) with SPN Investments, Inc. (“SPN”), a company owned by the same individual who owns RBW.  The new Finder Agreement with SPN contains similar terms as those found in the previous agreement with RBW, with an additional incentive for SPN to raise capital for our Company.  Two of our founding shareholders (the “Founders”) agreed to issue SPN up to 500,000 restricted common shares from their personal stock holdings.  SPN will receive one share of common stock from the Founders for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock, up to a maximum of $5,000,000.

During the three months ended June 30, 2008, we raised additional equity funding with net proceeds totaling $1,517,921.  In accordance with the new Finder Agreement, we issued an additional 384,242 shares of our restricted common stock in payment of commissions on the funds raised (no cash was paid in connection with the funds raised).  Payments of stock under the new Finder Agreement have been accounted for as a cost of capital raised and have been offset against capital raised under the agreement.  In connection with the additional incentive under the new Finder Agreement, SPN earned 150,000 shares of common stock (to be paid from the personal holdings of the Founders) from $1,500,000 in gross proceeds raised from June 1, 2008 through June 30, 2008, the costs of which were offset against the proceeds received under the capital raise.

SPN and our Company entered into a Consulting Agreement dated November 14, 2007 pursuant to which SPN provides investor relations and management consulting services to our Company through November 2008 in exchange for the issuance of 825,000 shares of our Company’s common stock.  The sole shareholder of SPN is also the sole shareholder of RBW.  In connection with this arrangement, we will recognize a total of $924,000 of noncash consulting expense through November 2008, based on the closing price for our common stock of $1.12 on the date of the Consulting Agreement.  We have recognized consulting expense under the agreement of $231,000 and $582,634 for the three and nine months ended June 30, 2008, respectively, and future amounts remaining to be recognized as of June 30, 2008 total $341,366.

6.

Prepaid licensing agreement and licensing agreement payable

On May 16, 2007, we entered into an agreement with FremantleMedia North America, Inc. (“FremantleMedia”) for an exclusive license right to American IdolTM branded prepaid gift cards for redemption of American IdolTM merchandise through a Licensor-approved website. The term of this agreement commenced on June 1, 2007 and will end on May 31, 2011 (as amended).  $1,500,000 of advances was paid through June 30, 2008.  The advance payments are non-refundable and non-returnable but may be applied against any future royalties.  Future fixed amounts due in 2010 under the original agreement with FremantleMedia totaled $1,000,000.

The prepaid licensing agreement and resulting licensing agreement payable were recorded at the present value of payments due throughout the life of the agreement, discounted at an 8% rate.  The remaining liability corresponding to the remaining payments due in 2010 had a remaining balance of $835,856 as of March 31, 2008.  Interest accreted on the liability and charged to operations totaled $32,755 for the nine months ended June 30, 2008.  Subsequent to March 31, 2008, we entered into a modification of the agreement under which future amounts due under the license agreement in 2010 totaling $1,000,000 were waived in exchange for our forfeiture of certain rights of exclusivity under the agreement.  Accordingly, we recognized the modification of the agreement by writing off the amounts recorded under licensing agreement payable totaling $835,856, with an offset to the remaining value of the prepaid licensing agreement of an equivalent amount.

The initial asset in connection with the prepaid licensing agreement was recorded at a value of $2,282,043 and was to be charged to operations as gift cards are purchased by consumers and liabilities for royalties are incurred.  For the three months ended March 31, 2008, consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of advances to date.  Accordingly, our management evaluated whether the asset represented by the prepaid licensing agreement was impaired.  Our evaluation was based on our best estimates of amounts to be due to the licensor for future royalties, compared with the remaining term of the licensing agreement.  Based on our evaluation, we determined that this asset was impaired because we could not support a value for the prepaid license in excess of the remaining liability for future payments on the royalty agreement.  This resulted in a charge to operations totaling $1,445,717 recorded during the three months ended March 31, 2008, and represented the difference between the estimated net realizable value of the prepayments made in connection with the license agreement and the corresponding liability under the licensing agreement as of March 31, 2008.

7.

Intangible assets

On March 21, 2008, we entered into an agreement with an individual to purchase technology rights under a patent application filed by the individual.  In exchange for the assignment of the patent application, we paid the individual $100,000 in cash and issued warrants to purchase up to 100,000 shares of our common stock for $0.71 per share.  The warrants have certain limitations as to the timing of their exercise and expire on December 31, 2013.  We valued the warrants using the Black-Scholes-Merton option pricing formula and using assumptions for our stock’s volatility, warrant term and risk free interest rate of 37.96%, 5.75 years and 1.99%, determined their value to be $56,950 on the date of the agreement.  Our intangible assets have a total value of $170,880 at June 30, 2008 and include legal fees incurred in connection with our purchased patent and another patent application.  We will amortize the cost of patents over their estimated useful life, commencing on the date the related patents are granted.

8.

Stock-based compensation and equity incentive plans

On October 16, 2007, our stockholders approved the adoption of our IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  Intended Plan participants include employees, directors and consultants of our Company.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended) shall not exceed in the aggregate, 3,500,000 shares of common stock of our Company.

Through June 30, 2008, we granted a total of 3,320,000 incentive and nonqualified stock options to two employees and three advisors under the Plan.  For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  During the three and nine months ended June 30, 2008, we recognized stock-based compensation expense totaling $198,620 and $337,734, respectively.   As of June 30, 2008, $1,364,616 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized over a weighted average total period of 3.24 years.  The weighted average exercise price of stock options granted through June 30, 2008 was $0.83 per share.

9.

Notes payable

On September 30, 2007, we had $740,000 outstanding in convertible notes payable to investors.  The notes bore interest at 12% per annum and in connection with the IdeaEdge Acquisition on October 16, 2007, were converted by their holders into our common stock at the rate of one share per each dollar of principal outstanding on the notes.  Accrued interest totaling $26,519 was forgiven by the note holders and added to additional paid-in capital upon the conversion of the notes.  Interest expense through October 16, 2007 in connection with these notes totaling $4,378, was recognized during the nine months ended June 30, 2008.

10.

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

11.

Transactions with related parties

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.

12.

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

13.

Commitments and contingencies

The Company signed a lease agreement for office space through June 30, 2009.  Rent expense totaled $8,110 and $22,714 for the three and nine months ended June 30, 2008, respectively.  The lease (as modified) calls for minimum monthly rentals of $2,758 from July 1, 2008 to June 30, 2009, for a total future commitment as of June 30, 2008 of $33,096.

As noted above, our Company entered into an agreement effective October 16, 2007 with its former President that provided for his assumption of all the liabilities of our Company and VSI through October 16, 2007.  Through the date of this report, no one has asserted any liabilities of either VSI or the Company prior to October 17, 2007.  Should the Company’s former President fail to honor his obligations under the agreement, we could ultimately be responsible for these liabilities.

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

Overview and Financial Condition

Our business, commencing with our October 16, 2007 acquisition of IdeaEdge-CA, is centered on the development, marketing and sale of innovative gift card programs.  As described above, our Company’s operations which existed prior to October 16, 2007, as conducted by VSI, were sold to our former Chief Executive Officer.  Accordingly, the Company’s financial condition and results of operations as they existed prior to the acquisition of IdeaEdge-CA and sale of VSI, are of limited value in understanding the future prospects and financial position of our Company.  We have accounted for the past operations of our Company in our accompanying financial statements in accordance with the presentation guidance appropriate to a reverse merger, which is to say that the operations prior to October 16, 2007 reflected in our financial statements are those of IdeaEdge-CA.  IdeaEdge-CA’s operations commenced upon its corporate inception on April 3, 2007 and therefore prior year operations included herein exist only for the period from April 3, 2007 to June 30, 2007.

Results of Operations

Sales revenues

Sales revenues for the three and six months ended June 30, 2008 totaled $1,817 and $4,406, respectively (no sales revenues for the period April 3, 2007 (inception) to June 30, 2007).  Prior to the commencement of sales revenues, our company was focused primarily on the securing of retail outlets, establishing an online site at which cardholders redeem their gift cards purchased for products and pursuing additional entertainment brands for future gift card programs.  With sales significantly below our management’s expectations, our management decided to shift its strategic focus away from being a card issuer and provider of online licensed merchandise toward providing online platforms to market and sell both open and closed loop gift cards provided by other issuers.

Our recently introduced Social Network Enabled Group Gifting (“SNEGG”) business will be targeted at enabling individual and group gifting using popular online social networks such as Facebook and MySpace.  Online social networks have built-in features that facilitate group interaction through multiple communication tools.  We intend for our SNEGG platform to be used to enhance applications that run in the Facebook and MySpace environment, and enable a new class of electronic commerce transactions.  SNEGG enabled social network applications will be designed to allow friends on a common social network to give each other what are termed “social strokes” through small contributions to a selected gift card.  With SNEGG, we hope to combine the complementary features of online activities with the platform we are building in order to sell significant quantities of gift cards in new and innovative ways.  We have not however recognized any revenues to date under SNEGG and there can be no assurance that SNEGG will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.

We have taken significant steps towards repositioning our business toward SNEGG including:

•

Securing intellectual property in the form of a patent application dating back to 2001 covering the group gift card concept;

•

Filing a new provisional patent targeted at integrating the group gifting process into social network environments;

•

Building software solutions to manage transactions among gift card providers and sources of payment;

•

Programming front-end applications that will be incorporated as both stand-alone websites and as applications within social networking environments for product distribution;

•

Negotiating agreements to enable group gift giving and distribution for popular closed-loop gift card merchants; and

•

Building an open-loop debit card program to incorporate within the platform.

We still maintain our license to sell American IdolTM gift cards and are evaluating potential ways to exploit this license without substantially diverting our management’s focus from the SNEGG program.  Such steps may include discussions with other American IdolTM brand licensees to cooperate on joint promotions for future seasons, as well as other attempts to repackage the gift card in order to increase consumer acceptance.  The performance to date of the American IdolTM license prompted management to record the impairment charges noted below.

There were no sales revenues during the period from April 3, 2007 to June 30, 2007 as we were still in the development stage with respect to our American IdolTM gift card business in IdeaEdge-CA.

Cost of Sales

Cost of sales for the three and nine months ended June 30, 2008 was $16,049 and $43,617, respectively (no cost of sales for the period April 3, 2007 (inception) to June 30, 2007).  Included in costs of sales for both periods were charges for the write-down of excess inventory totaling $1,916 and $13,037 for the three and nine months ended June 30, 2008.  We also recorded a charge for inventory purchased on our behalf for which we will become liable in the future totaling $4,524 for the nine months ended June 30, 2008.  Our gross margins for both periods in 2008 were negative and totaled $(14,232) and $(39,211), respectively (none in 2007).  Due to the low volume of sales during the period, we did not cover the basic costs in connection with the maintenance of fulfillment capabilities required to allow for the redemption of the American IdolTM gift card.  Given our failure to reach a basic level of sales revenues to cover these costs, we will likely not be able to generate a positive gross margin on the American IdolTM program unless we are successful in exploiting the license as described above.  Should we be unsuccessful in reaching a level of revenues and positive gross margin from the program in the future, we will take steps to shut down the program and avoid its future related costs which include maintaining online and logistic fulfillment capabilities.

Operating Expenses

Selling and marketing expenses for the three and nine months ended June 30, 2008 totaled $82,519 and $682,392, respectively, while totaling $34,648 for the period April 3, 2007 (inception) to June 30, 2007.  Included in these expenses for the three and nine months ended June 30, 2008, respectively, were employee compensation and related expenses of $45,122 and $136,348 (including deferred amounts totaling $7,197 and $14,393), payments to consultants for business development, marketing and merchandising services totaling $20,950 and $70,150, marketing and creative services of $27,747 for the nine months ended June 30, 2008, noncash stock-based compensation expenses totaling $12,964 and $25,520, web development and maintenance expenses totaling $82,132 for the nine months ended June 30, 2008 in connection with our gift card redemption and corporate websites, retail placement fees of $20,551 for the nine months ended June 30, 2008, and amortization and recognition of impairments of $284,745 for the nine months ended June 30, 2008, to expense previously purchased gift cards.  Expenses incurred in 2007 represented amounts incurred to market the not then as yet launched American IdolTM gift card program.

We recorded a loss due to impairment of our prepaid license agreement with FremantleMedia totaling $1,445,717 for the nine months ended June 30, 2008.  We recorded this charge because we made a determination during the three months ended March 31, 2008 that consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of advances to date.

General and administrative expenses for the three and nine months ended June 30, 2008 totaled $653,445 and $1,636,355, respectively, while totaling $100,309 for the period April 3, 2007 (inception) to June 30, 2007.  Included in these expenses for the three and nine months ended June 30, 2008, respectively, were employee compensation and related charges of $157,141 and $469,812 (including deferred amounts of $25,340 and $50,679), noncash stock-based compensation of $185,656 and $312,214, noncash charges in connection with the grant of common stock to SPN for investor relations services totaling $231,000 and $582,634, legal fees of $5,981 and $52,736, outside consulting of $21,215 (all incurred during the three months ended December 31, 2007) and facility related expenses of $8,677 and $24,293.  Expenses incurred in 2007 represented amounts incurred during the establishment of our company.

Operating expenses for the three and nine months ended June 30, 2008 totaled $735,964 and $3,764,464 ($134,957 for the period April 3, 2007 (inception) to June 30, 2007).  Noncash charges for stock-based compensation, investor relations services, depreciation and losses from the recognition of impairment of gift card inventories and the American IdolTM license agreement included in these amounts for the nine months ended June 30, 2008 totaled $2,548,598 ($6,067 in 2007).  Operating expenses net of noncash charges totaled $304,480 and $1,215,396, respectively ($128,890 in 2007).

Interest Expense

For the three and nine months ended June 30, 2008, interest expense totaled $8 and $46,365, respectively ($5,701 for the period April 3, 2007 (inception) to June 30, 2007).  Only $15 of the interest expense recorded ultimately required the payment of cash.  Charges for the accretion of interest expense on the licensing agreement payable totaled $32,762 for the nine months ended June 30, 2008, while the remaining balance of interest expense totaling $13,595 for the nine months ended June 30, 2008 was later forgiven by the holders of notes payable and added to additional paid-in capital at the time the notes were repaid or converted into shares of our common stock.  All of the interest expense recorded in 2007 related to notes payable, all of which was subsequently forgiven and added to additional paid in capital in October 2007.  Interest income of $2,179 for the three and nine months ended June 30, 2007 arose from excess cash on deposit.  The cash resulted from our sale of shares of preferred and common stock during June 2008.

Net Loss and Net Loss per Share

For the three and nine months ended June 30, 2008, our net loss totaled $748,025 and $3,847,861, respectively ($140,658 for the period April 3, 2007 (Inception) to June 30, 2007).  Noncash charges for operating and non-operating expenses noted above and included in our net loss totaled $2,594,948 for the nine months ended June 30, 2008 ($11,768 in 2007).  Our basic and diluted net loss per share of $0.05 and $0.14 for the three and nine months ended June 30, 2008 ($0.01 in 2007) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.  As a result of our deemed preferred stock dividend of $1,200,000 in June 2008, our net loss attributable to common stockholders was further increased by this amount in both the three and nine months ended June 30, 2008 to $1,948,025 and $5,047,861, respectively.  Our deemed preferred stock dividend arose as a result of our sale of convertible preferred stock and warrants in June 2008 which carried a beneficial conversion feature.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and prior to our reverse merger in October 2007 with the issuance of notes payable converted into shares of our common stock.  At June 30, 2008, our total assets were $1,631,227 (including intangible assets for intellectual property totaling $170,880), working capital was $1,176,097, total liabilities were $270,463 and our stockholders’ equity totaled $1,360,764.  Our cash and cash equivalents balance at June 30, 2008 totaled $1,428,280.  The substantial improvement in our financial position from the previous amounts reported at March 31, 2008, resulted from the sale of unregister preferred and common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $1,517,921, along with significant reductions of cash expenses during the three months ended June 30, 2008 compared to prior periods.

Our total liabilities at June 30, 2008 included $65,072 in salary deferrals from our employees.  During the three months ended June 30, 2008, we recorded the results of our recently negotiated amendment to the American IdolTM license agreement.  One of the terms of the amendment included the waiving by FremantleMedia of two previously required payments of $500,000 in 2010.  Amounts in connection with the licensing agreement payable totaling $835,856 at March 31, 2008 were written off against the equivalent amount remaining capitalized as an asset under the prepaid licensing agreement at the same date.  Of the $191,807 recorded as accounts payable at June 30, 2008, a total of $150,000 was due to two vendors.  In July 2008, we made payments against these amounts owing totaling $100,000.

Plan of Operations

In March 2008, we purchased the rights to a patent application dating back to 2001 covering group gift cards and eCards.  Going forward, we intend to continue to develop the SNEGG platform that we hope will integrate the popular gift card market with the fast-growing phenomenon of online social networks.  We plan to launch our SNEGG platform during the first quarter of fiscal year 2009.

 We continue to be dependent upon future revenues, additional sales of our equity securities or obtaining debt financing to meet our cash requirements.  Barring our raising additional capital, we estimate we do not have sufficient cash as of the date of this Quarterly Report to fund the operations of the Company beyond twelve months from the date of this report.  In response to our Company’s cash needs, we instituted substantial reductions of spending including the reduction and deferral of a significant portion of our Company’s employee compensation.  During the three months ended June 30, 2008, we raised additional equity funding totaling $1,716,541 (net of expenses) consisting of the following:

•

Sale of 225,000 shares of restricted common stock for net proceeds totaling $75,000;

•

Sale of 12,000 shares of unregistered convertible preferred shares and warrants to purchase common stock for net proceeds totaling $1,142,921; and

•

Sale of 500,000 shares of restricted common stock for net proceeds totaling $300,000.

Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s preferred and/or common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

As of June 30, 2008, we have written off all costs capitalized in connection with gift cards purchased and reserved the remaining value of our inventory on hand.

We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to incur significant costs in building, launching and marketing the SNEGG platform between June 30, 2008 and our expected launch in the first quarter of fiscal year 2009.

Going Concern

As noted above, there exists an uncertainty about our ability to continue as a going concern beyond one year from the date of this quarterly report.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future debt or equity financing to maintain our operations.

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

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations for one year from the date of this report.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We expect to incur significant costs in building, launching and marketing the SNEGG platform between June 30, 2008 and our expected launch in the autumn of 2008.  If we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We rely on third-party suppliers and distributors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Our business model includes our plan to incorporate our SNEGG platform within existing social networks.  We will be dependent on these social networks to allow our applications for the SNEGG platform to run within their proprietary Internet websites.  Permission for our applications to run on social networks is revocable at any time at the discretion of the social networks.  Should such social networks for any reason deny our applications access to their networks, this would substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We are dependent upon consumer tastes for the success of our products and services. A gift card program’s acceptance by consumers and whether its generation of revenues will depend upon a variety of unpredictable factors, including:

•

Public taste, which is always subject to change;

•

The quantity and popularity of other gift cards and programs available to the public

•

The continued use and popularity of social networking sites such as Facebook and MySpace; and

•

The fact that the distribution and sales method chosen for gift cards we market may be ineffective.

For any of these reasons, our programs may be commercially unsuccessful.  Furthermore, the American Idol™ cards’ current sales performance through the date of this Quarterly Report has been far below our previous expectations, and the card has not been commercially successful.  If we are unable to market and sell gift cards which are commercially successful, we may not be able to recoup our expenses and/or generate sufficient revenues. In the event that we are unable to generate sufficient revenues, we may not be able to continue operating as a viable business and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2007.  We currently project that our cash on hand and existing commitments for additional investment will not be sufficient to maintain our Company’s operations beyond one year from the date of this quarterly report.  If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Our net operating loss carry-forward will be limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible limitations on the use of tax loss carry-forwards, of the inability to use the net operating loss carry-forwards (“NOL”) of the VOS Subsidiary and the future expiration of the NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of IdeaEdge-CA, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

The requirements in connection with being a public company may put us at a competitive disadvantage. The complexity of operating in a public company environment could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).  We may not be able to implement programs and policies in an effective and timely manner that adequately responds to the increased legal, regulatory compliance and reporting requirements associated with being a public company. Our failure to do so could lead to the imposition of fines and penalties and distract us from attending to the growth of our business. Also, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act will in the future require publicly-traded companies with our capitalization to obtain.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required (or as will be required) by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, the management assessment portion of which will initially apply to us as of September 30, 2008. The requirements of Section 404 may unduly divert management’s time and resources for executing our business plan. If in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

Item 3 A (T) – Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we are in the process of carrying out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. We expect to have our evaluation completed prior to our year end on September 30, 2008.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

In March and April 2008, we sold 450,000 shares of restricted common stock at $.33 per share to one accredited investor for net proceeds totaling $150,000.

In June 2008, we sold 12,000 shares of unregistered convertible series A preferred shares at $100 per share and warrants to purchase common stock at $0.50 per share for net proceeds totaling $1,142,921.  The terms of conversion of the series A preferred shares and warrants are described in Footnote 3 to the financial statements in this report.

In June 2008, we sold 500,000 shares of restricted common stock at $0.60 per share to eight accredited investors for net proceeds totaling $300,000.

These issuances of the Company’s securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

On August 12, 2008, our Company entered into a change of control agreement with Jonathan Shultz, our Chief Financial Officer.  The agreement calls for Mr. Shultz to be paid the cash value of 500,000 shares (as adjusted for any splits or combinations) of our common stock, or equivalent acquisition consideration, should our Company be acquired (as defined in the agreement) and he is in our Company’s employ on the date of the closing of the transaction.  This summary of the terms of the change of control agreement is qualified in its entirety by reference to the agreement which is filed as an exhibit to this report.

Item 6 – Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdeaEdge, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

August 14, 2008

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

August 14, 2008

Exhibit Index

Exhibit No.	Description
10.10*	Change of Control Agreement with Jonathan Shultz dated August 11, 2008
10.11*	Finders Agreement dated August 12, 2008 with SPN Investments, Inc.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report