Form 10-K
period 2008-09-30
IdeaEdge, Inc
filed 2008-11-07
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-27145

IDEAEDGE, INC.

(Exact Name of Registrant as Specified in its Charter)

Colorado	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6440 Lusk Blvd., Suite 200
San Diego California	92121
(Address and of principal executive offices)	(Zip Code)

(858) 677-0080

(Issuer’s telephone number, including area code)

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer  ☐

Accelerated filer    ☐

Non-accelerated filer    ☐ (1)

Smaller reporting company    ☒

(1)  Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year: $6,564

The aggregate market value of the voting and non-voting common equity on October 31, 2008 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $1.96) was approximately $45,528,997.   Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At October 31, 2008, there were 39,766,580 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end September 30, 2008 are incorporated by reference into Part III of this report.

IDEAEDGE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I

Item 1 – Description of Business

Item 1A - Risk Factors

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

PART II

Item 5 - Market for Common Stock and Related Stockholder Matters

Item 6 - Selected Consolidated Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Item 8 - Financial Statements

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A - Controls and Procedures

Item 9B - Other Information

PART III

Item 10 - Directors and Executive Officers of the Registrant

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

Item 14 - Principal Accountant Fees and Services

PART IV

Item 15 - Exhibits

Signatures

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public.  Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings “Item 1. Description of Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements that are not historical facts are forward-looking statements.  You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

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

Item 1 - Description of Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means IdeaEdge, Inc., a Colorado corporation, its wholly-owned subsidiary Socialwise, Inc., a California corporation or their management.

History

Our Company was originally incorporated in the State of Colorado on May 14, 1990 as “Snow Eagle Investments, Inc.” and was inactive from 1990 until 1997.   In April 1997, the Company acquired the assets of 1st Net Technologies, LLC, a California limited liability company, and the Company changed its name to “1st Net Technologies, Inc.” and operated as an Internet commerce and services business.  In August 2001, the Company suspended its operations, and from August 2001 to August 2004, the Company was in search of a reorganization candidate.  In September of 2005, the Company acquired VOS Systems, Inc. (the “VOS Subsidiary”) as its wholly owned subsidiary and the Company changed its name to “VOS International, Inc.” and traded under the symbol “VOSI.OB”.  The VOS Subsidiary operated as a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products.  On October 16, 2007, we completed the acquisition of Socialwise, Inc. (formerly IdeaEdge, Inc., a California corporation) (“Socialwise”) and changed our Company’s name to “IdeaEdge, Inc.”  Through Socialwise, we develop and market innovative gifting solutions.

As a condition of the closing of the acquisition of Socialwise, the Company was required to sell the VOS Subsidiary and provide for the discharge of all of the historical debts and liabilities of the Company and the VOS Subsidiary.  Pursuant to the Purchase Agreement dated August 6, 2007 between the Company and Mr. Allan Ligi (its former Chief Executive Officer and a former director of the Company), Mr. Ligi purchased the VOS Subsidiary and assumed liabilities of the Company and the VOS Subsidiary totaling $1,237,746 as of September 30, 2007.  The Company also issued 5,680,383 shares of restricted Company common stock to Mr. Ligi.

The Company commenced trading under the symbol “IDED.OB” on October 18, 2007 which was changed to “IDAE.OB” on March 14, 2008.

Current Business

We intend to capitalize on the popularity of both the prepaid gift card market and online social networks by offering a new proprietary gift card platform that will enable individuals to conveniently give gifts individually or as members of groups within either social networking or other online environments.  Our business model is intended to use gift cards as a natural gift giving activity for social network and other Internet users.  Online social networks facilitate group interaction through multiple communication tools such as social networking sites (e.g. MySpace, Facebook, etc.), automated birthday reminders and group messaging.

Our Socialwise™ Group Gifting Platform and related application greatly simplifies the gifting process by coordinating the following functions for the user: 1) creation of a group list; 2) communications with members of the group; 3) collection of funds for the gift card; 4) tracking gift card contributions; 5) facilitating a group greeting card; and 6) delivering the group gift card by email or traditional mail. Under our program, consumers will be able to select from a wide selection of popular branded gift card merchants.

The software and hardware components of our  platform include: 1) applications for social network application protocol interfaces (“APIs”); 2) interfaces to multiple gift card transaction processors; 3) financial links to gift card merchants; 4) user account and transactional database servers; and 5) user interface websites.

We also intend to capitalize on the popularity of Internet purchases made by teens and kids by offering a unique payment system which will enable parents and teens to link and communicate to guide responsible e-commerce transactions, which we are calling BillMyParents™.

Business Model and Market Overview

There is an established business model for the third party gift card reseller channel.  On average, this channel receives between 8% and 12% of the face value of the gift card.  The current average face value of gift cards sold is $53 (2007 Comdata Holiday Gift Card Survey).  This implies an average of $5.30 of revenue for each gift card sold.  We expect that a significant portion of gift cards which we will sell will be delivered as virtual gift cards through email, minimizing our gift card fulfillment cost.  The gift card activation costs are minimal and the majority of the transaction costs will be paid by the gift card merchant.

The $100B gift card market continues to grow at a rapid rate.  Gift card merchants are continuously seeking new channels and innovative programs to set their gift cards apart from the increasingly numerous competitors and increase the purchased face amount of variably denominated gift cards.  We believe our Socialwise™ Group Gifting Platform opens up an exciting new channel for the gift card merchant.

We believe we have the opportunity to become a significant third-party gift card reseller using the social network channel.  A substantial percentage of gift cards sold are purchased through third-party gift card resellers. The third-party reseller channel continues to exhibit strong growth as merchants seek to expand their sales channels.

Strategy

We plan to market the Socialwise™ Group Gifting Platform and BillMyParentsTM through three major channels: 1) directly to users of social networking websites through internally developed applications; 2) indirectly to users of social networking websites through partnerships with other social networking applications developers; and 3) through current gift card channels by enabling top branded gift card merchants to offer group enabled gift cards as a distinguishing feature to their gift card program and BillMyParentsTM as a distinctive and convenient payment option.  Our long term strategy is to group -enable popular gift card brands, and to create a dominant brand that is synonymous with online gifting.

We plan to launch our Socialwise™ Group Gifting Platform and BillMyParents™ in November 2008.  We are pursuing the marketing of the Socialwise™ Group Gifting Platform through relationships with programmers in the social networking application industry.  We expect to launch applications with these programmers commencing in November 2008.  We plan to continue to make our platform available to additional social network application programmers thereafter.  We plan to be able to offer a debit card payment program to customers by the end of March 2009.  We also plan to continue to present our Socialwise™ Group Gifting Platform and BillMyParents™ on an ongoing basis to gift card merchants for further integration, with the goal of allowing for electronic gift card solutions delivered instantly, in addition to physical gift card fulfillment.

Financial Model

Revenues from the Socialwise™ Group Gifting Platform are expected to be derived from discounts from the face value of gift cards sold and nominal coordination fees paid by users in connection with the group gifting feature.  Revenues from the BillMyParents™ payment system are expected to the derived from fees from merchants and users of BillMyParents™.  The direct costs incurred by us in connection with the platform and payment system are expected to be: 1) charges from credit card companies for payments we may receive; 2) processing fees paid to gift card processors; and 3) direct margin sharing arrangements expected to be paid to channel partners employing the Socialwise™ Group Gifting Platform in their applications.

We expect to continue to extensively employ outside consultants for the build out and ongoing maintenance of the platform and payment system, as well as for marketing, design, business development and other general and administrative functions of our Company.  While we intend to restrict the number of new employees we add to our Company’s workforce, we believe that new personnel will be necessary in the areas of project management, software programming, operations, accounting and administration.

Barriers to Entry

Our company owns intellectual property (“IP”) dating back to 2001 covering the group gift card concept in the form of a patent application we purchased in March 2008.  The patent application is entitled System for Multiple Signers on an Electronic Card and Gift.  The patent’s invention allows for (among other things) the pledges and collection of funds from multiple donors for a gift.  The process of group gifting is a major component of our Socialwise™ Group Gifting Platform and a significant area of our planned future focus.  We have also applied for additional provisional patents targeted at integrating the group gifting process in social network environments and in connection with BillMyParentsTM.

Should we be successful in obtaining the grant of the patents under application and should we be successful in countering any challenges to their validity that might emerge, the lifetime of the granted patents would be twenty years.  Successful procurement of the patents in question would give us a cost advantage from the license fees that competitors would be required to pay as well as revenues from said license fees.

Competitive Business Conditions

We currently are not aware of other enterprises offering a solution similar to our Socialwise™ Group Gifting Platform that integrates the marketing of debit cards and merchant gift cards with social networks, while offering a group gifting option.  However we are aware of several business models that attempt to exploit related target markets.

One of the related target markets is the sale of virtual gifts which currently takes place online.  Virtual gifts are gifts that are given, usually through the Internet, that consist of a picture of an item (instead of the item itself) that may have some social or esthetic value.  Such gifts are given over the Internet, especially among participants within online social networks.  Virtual gifts represent an alternative to the gift cards that we intend to market, and would generally be expected to cost less for the giver than the purchase of our gift cards.  However, the advantages of a gift card (either physical or electronic) which can be used for the purchase of tangible products or services are clear in that the recipient is able to enjoy the physical goods and services in an offline setting.  While we do not currently have any data with respect to the preference of consumers for virtual gifts over the gift cards we intend to market, we believe that the benefits of an actual gift card will be apparent to a substantial portion of the givers and receivers in an online gifting setting.

Also, gift cards are being marketed directly to online social network users by several resellers.  However, we have not encountered the marketing of gift cards through social networks with the group gift giving feature that is an integral part of our Socialwise™ Group Gifting Platform.  Based on our research conducted to date, we believe that the inclusion of the group gifting feature will be a significant advantage and a compelling feature within a social networking setting.  We believe that the ability of a group of friends and family to collaborate on a gift for a loved one is compatible with the very nature of online social networks.  While we lack actual experience as to the value consumers will assign to the group giving feature, we think this feature represents a significant competitive advantage.

Finally, there are several small companies that have established Internet sites outside of social networks touting the group gifting feature.  Based on our research to date, we do not believe that they currently generate significant business from their sites due to the lack of a link to a ready-made audience through social networks.  Also, we believe that their activities could infringe upon our applied-for patent with respect to online group gifting, should the patent be granted.  We also believe our collaboration with leading application developers in the social network space along with our relationships with gift card merchants is a competitive advantage that favors our Socialwise™ Group Gifting Platform.

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

Risks Related to Our Business

We have a very limited operating history overall and have only recently embarked on our current corporate focus of providing online platforms to market and sell cards for others.  We completed our acquisition of Socialwise on October 16, 2007.  Socialwise was formed in April 2007 to pursue opportunities in the gift card industry.  We do not currently have significant operating revenues and have a very limited operating history.  We do not have any historical financial data upon which to base planned operations. Because we have no operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Furthermore, we only recently embarked on a revised business focus centered on marketing and selling cards for others.  We have no experience as to whether this will be a popular program with consumers.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations for one year from the date of this report.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing the Socialwise™ Group Gifting Platform and BillMyParents™, and these costs are expected to continue through the calendar year 2008 and possibly beyond.  If we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We face competition from other providers of gift cards and gift card services.  We will face competition from other providers of gift cards and gift card services. Many of these providers have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these providers also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

We rely on third-party suppliers and distributors that are specific to the gift and debit card business and our distribution channels such as processors, programmers, social networks and security advisors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Our business model includes our plan to incorporate our Socialwise™ Group Gifting Platform within existing social networks.  We will be dependent on these social networks to allow our applications for the Socialwise™ Group Gifting Platform to run within their proprietary Internet websites.  Permission for our applications to run on social networks is revocable at any time at the discretion of the social networks. Should such social networks for any reason deny our applications access to their networks, this would substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Our ability to protect our intellectual property and proprietary technology surrounding our group gifting focus through patents and other means is uncertain. Our future success may depend significantly on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based. Our pending U.S. patent application, which includes claims to material aspects of our products and services that are not currently protected by issued patents, may not be issued as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

We are dependent upon consumer tastes with respect to gift cards for the success of our products and services. A gift card program’s acceptance by consumers and whether its generation of revenues will depend upon a variety of unpredictable factors, including:

•

Public taste, which is always subject to change;

•

The quantity and popularity of other gift cards and programs available to the public;

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

General economic conditions, including continued weakening of the economy, may affect consumer purchases of discretionary items, which could adversely affect our sales of gift cards.   The gift card industry and consumer purchases in general, are subject to cyclical variations, recessions in the general economy and future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items, including gift cards, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the launch of our Socialwise™ Group Gifting Platform and BillMyParents™.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2008.  We currently project that our cash on hand and existing commitments for additional investment will not be sufficient to maintain our Company’s operations beyond one year from the date of this report.  If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Moreover, over the past several months, there has been significant deterioration in the global credit and equity markets. Recessionary conditions in the global economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to further debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations.

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

Our net operating loss carry-forward will be limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible limitations on the use of tax loss carry-forwards, of the inability to use the net operating loss carry-forwards (“NOL”) of the VOS Subsidiary and the future expiration of the NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of Socialwise, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness at the time that such certification is required, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. While our management has evaluated our internal controls over financial reporting for the purpose of allowing management to report on them, our independent auditors in the future will be required to attest to them as well.  This is required (or will be required) by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC, which we collectively refer to as Section 404. If in the future our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to Securities and Exchange Commission (“SEC”) Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Item 2 – Description of Property

Our corporate offices are located at 6440 Lusk Blvd., Suite 200, San Diego California 92121, where we lease approximately 1,932 square feet of office space.  This lease is for a term of 24 months and commenced in July 2007.  The monthly rental payment including operating expenses for the facility is approximately $2,600.  We believe this facility is in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined.  However, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5 – Market for Common Stock and Related Stockholder Matters

Our common stock trades publicly on the OTC Bulletin Board under the symbol "IDAE.OB."  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended September 30, 2008	High	Low
Fourth Quarter	$2.75	$2.01
Third Quarter	2.06	0.58
Second Quarter	1.23	0.95
First Quarter	1.18	0.75

For the year ended September 30, 2007	High	Low
Fourth Quarter	$0.92	$0.75
Third Quarter	0.83	0.17
Second Quarter	0.75	0.17
First Quarter	1.42	0.75

The prices in the table above have been adjusted for the 25 to 1 reverse stock split which was effective as of October 16, 2007 and a 3 for 1 forward split which was effective on March 12, 2008.  Our stock began trading on the OTC Bulletin Board under the symbol “IDED.OB” on October 18, 2007 and was later changed to “IDAE.OB” on March 12, 2008.  Prior to October 18, 2007, our stock traded on the OTC under its previous symbol “VOSI”.  The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of October 27, 2008, 39,766,580 shares of our common stock were issued and outstanding, and held by approximately 353 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2008, with respect to compensation plans under which our common stock is authorized for issuance.

Effective October 16, 2007, our Company adopted the 2007 Equity Incentive Plan which is the only compensation plan under which our common stock is authorized for issuance, and the 2007 Equity Incentive Plan has been approved by our stockholders.  The table below sets forth information as of September 30, 2008 with respect to the 2007 Equity Incentive Plan:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
3,220,000	$1.04	280,000

(1)

Subject to shareholder approval of amendment to the plan approved by our Board of Directors to increase the number of authorized shares of stock issuable under the Plan.

Recent Sales of Unregistered Securities

During the year ended September 30, 2008, we issued the following securities without registration under the Securities Act that were not previously disclosed on Form 10-QSB or Form 8-K.

On August 28, 2008, we issued 833,333 shares of our unregistered common stock to a Whalehaven Capital Fund Limited along with warrants to purchase an additional 416,667 shares of common stock for $0.60 per share, for net proceeds totaling $495,541.  We also issued an additional 83,333 shares of common stock in compensation under a Finder Agreement with SPN, Inc.

Each of the transactions described above was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.  None of the transactions were conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

We plan to raise additional equity financing to finance future financing, investing and working capital needs.  However, there can be no assurance that we will be successful in raising any funds or under what terms we can raise funds.

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus.  See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Our Company’s operations which existed prior to October 16, 2007 were sold to Mr. Allan Ligi.  As part of the sale transaction, Mr. Ligi agreed to assume personal liability for all of the outstanding unpaid obligations of the VOS Subsidiary and certain unpaid obligations of our Company.  Additionally, in connection with Mr. Ligi’s assumption of these obligations, we obtained releases from certain creditors of the VOS Subsidiary releasing any further claims they may have against our Company for such unpaid obligations.  As of October 31, 2008, no one has made a claim against our Company for such unpaid obligations.  Mr. Ligi remains personally responsible to satisfy such obligations in the event such creditors seek payment from our Company with respect to such obligations.  Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Socialwise.  Our Company purchased Socialwise on October 16, 2007.  IdeaEdge, Inc. has no other operations than those of Socialwise.

Results of Operations

Sales revenues

Our Company had no sales revenues through September 30, 2007 and emerged from the development stage during the quarter ended December 31, 2007.  Sales revenues for the year ended September 30, 2008 were $6,564 and consisted entirely of sales revenues under the now discontinued American IdolTM gift card program.  With sales significantly below our management’s expectations, our management decided to shift its strategic focus away from being a card issuer and provider of online licensed merchandise toward providing online platforms to market and sell both reloadable and non-reloadable gift and debit cards provided by other issuers.

Our Socialwise™ Group Gifting Platform will be targeted at enabling individual and group gifting using popular online social networks.  Online social networks have built-in features that facilitate group interaction through multiple communication tools.  We intend for our platform to be used to enhance applications that run in the social networking environment, and enable a new class of electronic commerce transactions.  Our BillMyParents™ payment system will be targeted at enabling parents and teens to link and communicate to guide responsible e-commerce transactions on the Internet.  We have not however recognized any revenues to date under the Socialwise™ Group Gifting Platform or BillMyParents™, and there can be no assurance that these programs will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.

We have taken significant steps towards repositioning our business toward the Socialwise™ Group Gifting Platform and BillMyParents™ including:

•

Securing intellectual property in the form of a patent application dating back to 2001 covering the group gift card concept;

•

Filing new provisional patents targeted at integrating the group gifting process into social network environments and for the BillMyParentsTM payment process;

•

Building software solutions to manage transactions among gift card providers and sources of payment;

•

Programming user applications that will be incorporated as both stand-alone websites and as applications within social networking environments for product distribution;

•

Negotiating agreements with merchants to enable group gift giving and distribution for popular brand gift card merchants; and

•

Building a reloadable debit card program which is incorporated within the platform.

The performance of our license to sell American IdolTM gift cards prompted management to discontinue further efforts aimed at exploiting the license and to record the impairment charges noted below.

Cost of Goods Sold

Cost of sales for the year ended September 30, 2008 was $47,805 (there was no cost of sales for the period April 3, 2007 (inception) to September 30, 2007).  Included in costs of sales were charges for the write-down of unsold merchandise inventory related to the American IdolTM product totaling $13,037 for the year ended September 30, 2008.  Our gross margin 2008 was negative and totaled $41,241 (none in 2007).  Due to the low volume of sales during the period, we did not cover the basic costs in connection with the maintenance of fulfillment capabilities required to allow for the redemption of the American IdolTM gift card.  Due to our failure to reach a level of revenues and corresponding positive gross margin from the program, we are in the process of shutting down the American IdolTM program in order to avoid attendant future related costs which include maintaining online and logistic fulfillment capabilities.

Selling, General and Administrative

Selling and marketing expenses for the year ended September 30, 2008 totaled $791,613, while totaling $189,579 for the period April 3, 2007 (inception) to September 30, 2007.  Included in these expenses for the year ended September 30, 2008 were employee compensation and related expenses of $180,719 (including deferred amounts totaling $14,393), payments to consultants for business development, marketing and merchandising services totaling $81,750, marketing and creative services of $58,586, noncash stock-based compensation expenses totaling $36,811, web development and maintenance expenses totaling $82,132 in connection with our gift card redemption and corporate websites, retail placement fees of $20,551, and amortization and recognition of impairments of $284,723 to expense previously purchased gift cards.  Expenses incurred in 2007 represented amounts incurred to market the not then as yet launched American IdolTM gift card program.

We recorded a loss due to impairment of our prepaid license agreement with FremantleMedia totaling $1,445,717 during the fiscal year ended September 30, 2008.  We recorded this charge because we made a determination during the quarter ended March 31, 2008 that consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of non-refundable licensing royalty advances to date.

General and administrative expenses for the year ended September 30, 2008 totaled $2,680,925, ($345,338 for the period April 3, 2007 (inception) to September 30, 2007).  Included in these expenses for the year ended September 30, 2008 were employee compensation and related charges of $634,730 (including deferred amounts of $50,679), noncash stock-based compensation of $534,064, noncash charges in connection with the grant of common stock to SPN for investor relations services totaling $813,634, legal fees of $67,799, outside consulting of $77,225 and facility related expenses of $33,423.  Expenses incurred in 2007 represented amounts incurred during the establishment of our Company and to establish operations to support our previous business focus.

Operating expenses for the year ended September 30, 2008 totaled $4,918,255 ($534,917 for the period April 3, 2007 (inception) to September 30, 2007).  Noncash charges for stock-based compensation, investor relations services, depreciation and losses from the recognition of impairment of gift card inventories and the American IdolTM license agreement included in these amounts for the year ended September 30, 2008 totaled $3,013,715 ($6,122 in 2007).

Interest Expense and Income

For the year ended September 30, 2008, interest expense totaled $46,367 ($51,226 for the period April 3, 2007 (inception) to September 30, 2007).  Only $17 of the interest expense recorded in 2008 ultimately required the payment of cash ($268 in 2007). Charges for the accretion of interest expense on the licensing agreement payable totaled $32,755 for the year ended September 30, 2008 ($21,058 in 2007), while the interest expense totaling $13,595 for the year ended September 30, 2008 was later forgiven by the holders of notes payable and added to additional paid-in capital at the time the notes were repaid or converted into shares of our common stock ($29,900 in 2007).  Interest income of $6,868 for the year ended September 30, 2008 arose from excess cash on deposit.

Net Loss and Net Loss per Share

For the year ended September 30, 2008, our net loss totaled $4,998,995 ($586,143 for the period April 3, 2007 (Inception) to September 30, 2007).  Noncash charges for operating and non-operating expenses noted above and included in our net loss totaled $3,060,065 for the year ended September 30, 2008 ($57,080 in 2007).  Our basic and diluted net loss per share of $0.16 for the year ended September 30, 2008 ($0.03 in 2007) were identical due to the anti-dilutive effects of common stock equivalents during the two periods represented.  As a result of our deemed preferred stock dividend of $891,478 in 2008, our net loss attributable to common stockholders was further increased by this amount during the year ended September 30, 2008 to $5,890,473.  Our deemed preferred stock dividend arose as a result of our sale of convertible preferred stock and warrants in June 2008 which carried beneficial conversion features for the preferred stock portion.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and prior to our reverse merger in October 2007 with the issuance of notes payable converted into shares of our common stock.  At September 30, 2008, our total assets were $1,698,620 (including intangible assets for intellectual property totaling $186,943), working capital was $1,078,573, total liabilities were $418,942 and our stockholders’ equity totaled $1,279,678.  Our cash and cash equivalents balance at September 30, 2008 totaled $1,379,282.  Our financial position was improved by the sale of unregistered preferred stock, common stock and warrants to purchase common stock that resulted in additional net cash proceeds received during fiscal 2008 totaling $2,947,179.

Our total liabilities at September 30, 2008 included $65,072 in salary deferrals from our management employees.  During 2008, we recorded the reduction of future guaranteed amounts owed under the American IdolTM license agreement of $835,856 due to an amendment we negotiated to our license agreement.  Of the $340,364 recorded as accounts payable at September 30, 2008, $258,391 represented an amount due to one software engineering contractor that was paid in full during October 2008.

Plan of Operations

In March 2008, we purchased the rights to a patent application dating back to 2001 covering group gift cards and eCards.  We plan to launch our Socialwise™ Group Gifting Platform and BillMyParents™ in November 2008.

We continue to be dependent upon future revenues and additional sales of our equity securities to meet our cash requirements.  Barring our raising additional capital, we estimate we do not have sufficient cash to adequately fund the operations of the Company through September 30, 2009.  In response to our Company’s cash needs, we took the steps noted previously.  We currently estimate that we will require additional cash to adequately fund our operations through September 30, 2009 and that we will require the receipt of a portion of these proceeds prior to January 1, 2009.  There can be no assurance that we will be successful or under what terms we can raise the additionally required funds.

As of September 30, 2008, we have written off all costs previously capitalized in connection with American Idol gift cards purchased and disposed of our entire stock of inventory previously on hand.  We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to continue to incur significant costs in building, launching and marketing the Socialwise™ Group Gifting Platform and BillMyParents™ payment system through December 31, 2009.

Going Concern

As noted above, there exists an uncertainty about our ability to continue as a going concern beyond one year from the date of this Annual Report.  The report of our Independent Registered Public Accounting Firm on our financial statements at September 30, 2008 was qualified with respect to our continuing as a going concern.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future debt or equity financing to maintain our operations.

Contractual Obligations

We have the following outstanding contractual obligation at September 30, 2008:

Operating lease of our facilities at 6440 Lusk Blvd., Suite 200, San Diego, CA
$24,822 due in nine monthly installments of $2,758 through June 2009.

Critical Accounting Policies Involving Management Estimates and Assumptions

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition.  Revenue is recognized on the accrual basis of accounting when earned.  In connection with our former business of issuing gift cards to purchase our branded merchandise, we were responsible for providing merchandise to customers who purchased our gift cards.  Accordingly, we recognized revenue at the time that the gift cards were redeemed by customers in exchange for goods from our online Website, the product had been shipped, the selling price was fixed, collection was reasonably assured and when both title and risk of loss transferred to the customer, provided no significant obligations remained. Cash received in connection with unredeemed gift cards sold was recorded as deferred revenue until such time as the corresponding gift cards were redeemed for merchandise.  Sales revenues included sales taxes collected from the customer.

In connection with our future business of selling gift cards of other merchants, we will recognize commission revenue at the time the gift card is purchased by customers, the gift card has been shipped, the selling price and our commission for the sale is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as these criteria are satisfied.  We do not anticipate the requirement to collect sales taxes in connection with the sale of gift cards of other merchants.

The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Cash and Cash Equivalents.  We consider all investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

Stock Based Compensation.  We account for stock based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of publicly traded companies that exist in our industry.  We use the simplified method as propounded in SAB No. 107 and SAB No. 110 to estimate the expected option life.

Development Stage Accounting.  Our Company emerged from the development stage during the three months ended December 31, 2007.  During that period we placed the American IdolTM gift card in over seven thousand retail locations, implemented web based applications for the redemption of consumer purchased gift cards, procured a varied assortment of product inventory for redemption and arranged for the physical fulfillment and logistics or products purchased thereby.  We made sales of the gift cards, redeemed the cards and shipped products beginning the same period and continuing through October 2008.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  We adopted the accounting provisions of FIN 48 on October 1, 2007 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  We adopted the accounting provisions of FSP EITF 00-19-02 on October 1, 2007 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  We adopted SFAS 157 on October 1, 2008 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  We adopted SFAS 157 on October 1, 2008 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Our Company is currently evaluating whether SFAS 141R will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Our Company is currently evaluating whether SFAS 160 will have a material effect on its consolidated financial statements.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect, if any, EITF 07-05 might have on the Company's financial position and operating results.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2008 or at any time since our inception on April 3, 2007.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk due to changes in interest rates relates primarily to the return on our cash balances held. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities such as US government obligations and certificates of deposit (“CDs”).  We purchase CDs which are guaranteed by the Federal Deposit Insurance Corporation, and we diversify our investments among financial institutions such that we avoid exposure due to high concentrations in one financial institution.  Declines in interest rates over time will reduce our interest income while increases in interest rates over time will increase our interest income.

Item 8 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at September 30, 2008

Consolidated Statements of Operations for the year ended September 30, 2008 and the period April 3, 2007 (Inception) to September 30, 2007

Consolidated Statements of Changes in Stockholders’ Equity for the year ended September 30, 2008 and the period April 3, 2007 (Inception) to September 30, 2007

Consolidated Statements of Cash Flows for the year ended September 30, 2008 and the period April 3, 2007 (Inception) to September 30, 2007

Notes to Consolidated Financial Statements

To the Board of Directors and Shareholders:

IdeaEdge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of IdeaEdge, Inc., as of September 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended September 30, 2008 and the period April 3, 2007 (inception) to September 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IdeaEdge, Inc., at September 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended September 30, 2008 and the period April 3, 2007 (inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company has incurred net losses since inception and has an accumulated deficit at September 30, 2008.  These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

La Jolla, California

October 31, 2008

IDEAEDGE, INC.
Consolidated Balance Sheet
September 30, 2008 and 2007
Assets

	2008	2007

Current assets:
Cash and cash equivalents	$1,379,282	$520,613
Gift card inventory	-	180,300
Inventory	-	14,132
Prepaid licensing agreement, current portion	-	-
Prepaid consulting services	110,366	-
Other current assets	7,867	13,472

Total current assets	1,497,515	728,517

Property and equipment, net of accumulated
depreciation of $3,244 ($55 in 2007)	8,474	1,924
Prepaid licensing agreement	-	2,282,043
Intangible assets	186,943	-
Other assets	5,688	84,688

	$1,698,620	$3,097,172

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$340,364	$26,389
Amounts due for fund raising activities	-	194,000
Bridge loan payable	-	477,750
Accrued interest	-	29,900
Accrued personnel compensation	65,072	10,996
Other current liabilities	13,506	112

Total current liabilities	418,942	739,147

Notes payable	-	740,000
Licensing agreement payable	-	803,101

Total liabilities	418,942	2,282,248

Commitments and contingencies, Note 12

Stockholders’ equity:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 12,000 shares issued and outstanding in 2008	12	-
Common stock; $0.001 par value; 80,000,000 shares authorized
39,766,580 shares issued and outstanding (21,299,997 in 2007)	39,767	21,300
Additional paid-in capital	7,716,515	1,379,767
Accumulated deficit	(6,476,616)	(586,143)

Total stockholders' equity	1,279,678	814,924

	$1,698,620	$3,097,172
See accompanying notes.

IDEAEDGE, INC.
Consolidated Statements of Operations
	Year ended September 30, 2008	Inception (April 3, 2007) to September 30, 2007

Sales revenues	$6,564	$-
Cost of sales	47,805	-

Gross margin	(41,241)	-

Operating expenses:
Selling and marketing	791,613	189,579
Loss due to impairment of prepaid licensing agreement	1,445,717	-
General and administrative	2,680,925	345,338

Total operating expenses	4,918,255	534,917

Loss from operations	(4,959,496)	(534,917)

Nonoperating income (expense):
Interest expense	(46,367)	(51,226)
Interest income	6,868	-

	(39,499)	(51,226)

Net loss and comprehensive net loss	(4,998,995)	(586,143)

Deemed preferred stock dividend	891,478	-

Net loss attributable to common stockholders	$(5,890,473)	$(586,143)

Basic and diluted net loss per share attributable
to common stockholders	$(0.16)	$(0.03)

Basic and diluted weighted average common shares
outstanding used in computing net loss attributable
to common stockholders	37,066,831	18,860,442

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the year ended September 30, 2008 and the period April 3, 2007 (Inception) to September 30, 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Beginning balance	-	$-	-	$-	$-	$-	$-

Issuance of common stock to founding shareholders	-	-	18,200,001	18,200	(12,133)	-	6,067
Issuance of common stock in exchange for cash, less issuance costs	-	-	3,099,996	3,100	1,391,900	-	1,395,000
Net loss	-	-	-	-	-	(586,143)	(586,143)
Balance at September 30, 2007	-	-	21,299,997	21,300	1,379,767	(586,143)	814,924

Reverse merger with Socialwise, Inc.	-	-	10,796,241	10,796	(10,796)	-	-
Conversion of notes payable to common stock, less issuance costs	-	-	2,220,000	2,220	663,780	-	666,000
Issuance of common stock for cash, less issuance costs	-	-	2,958,593	2,959	1,337,545	-	1,340,504
Issuance of common stock in payment of fund raising commissions	-	-	336,675	337	168,001	-	168,338
Issuance of common stock for prepaid consulting services	-	-	825,000	825	923,175	-	924,000
Issuance of common stock for cancellation of bridge loan payable	-	-	122,499	123	55,002	-	55,125
Forgiveness of accrued interest	-	-	-	-	43,495	-	43,495
Warrants issued in connection with purchase of patent application	-	-	-	-	56,950	-	56,950
Preferred stock and warrants issued for cash, less issuance costs	12,000	12	290,909	291	1,142,618	-	1,142,921
Deemed preferred dividend	-	-	-	-	891,478	(891,478)	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	916,666	916	494,625	-	495,541
Stock based compensation from stock options and warrants	-	-	-	-	570,875	-	570,875
Net loss	-	-	-	-	-	(4,998,995)	(4,998,995)

Balance at September 30, 2008	12,000	$12	39,766,580	$39,767	$7,716,515	$(6,476,616)	$1,279,678
See accompanying notes.

IDEAEDGE, INC.
Consolidated Statements of Cash Flows

	Year ended September 30, 2008		Inception (April 3, 2007) to September 30, 2007

Cash flows from operating activities:
Net loss	$(4,998,995)		$(586,143)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	3,189		55
Stock based compensation	570,875		6,067
Consulting services rendered in exchange for common stock	813,634		-
Loss due to impairment and amortization of gift card inventory	180,300		-
Loss due to impairment of prepaid licensing agreement	1,445,717		-
Accretion of interest on licensing agreement payable	32,755		21,058
Interest expense subsequently forgiven	13,595		29,900
Changes in operating assets and liabilities:
Gift card inventory	-		(180,300)
Inventory	14,132		(14,132)
Prepaid licensing agreement	-		(1,500,000)
Other assets	10,605		(24,160)
Accounts payable and accrued liabilities	282,188		26,389
Accrued personnel compensation	54,076		10,996
Other liabilities	13,394		112

Cash flows from operating activities	(1,564,535)		(2,210,158)

Cash flows from investing activities:
Purchases of property and equipment	(9,739)		(1,979)
Additions to intangible assets	(129,523)		-

Cash flows from investing activities	(139,262)		(1,979)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,836,045		1,515,000
Proceeds from issuance of convertible preferred stock and warrants	1,142,921		-
Proceeds from issuance of notes payable	-		740,000
Proceeds from bridge loans payable	-		477,750
Repayments of bridge loans payable	(416,500)		-

Cash flows from financing activities	2,562,466		2,732,750

Change in cash and cash equivalents during period	858,669		520,613

Cash and cash equivalents, beginning of period	520,613		-

Cash and cash equivalents, end of period	$1,379,282		$520,613

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$267		$17
Income taxes	$-	$

Noncash investing and financing transactions:
Issuance of common stock in payment of fund raising commissions	$168,338		$-
Common stock issued in exchange for conversion of notes payable	$666,000		$-
Common stock issued in exchange for debt extinguishment, net of costs	$55,125		$-
Deemed preferred stock dividend	$891,478		$-
Warrants issued in connection with purchase of intellectual property	$56,950		$-
Accrued interest forgiven	$43,495		$-
Forgiveness of license agreement payable and write-off of prepaid license agreement	$835,856		$-

See accompanying notes.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

IdeaEdge, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our operating subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise”), we develop and market innovative gifting solutions.

Through October 16, 2007, the Company was named VOS International, Inc. (“VOS”) and through its operating subsidiary VOS Systems, Inc. (“VSI”), was a consumer electronics products company.  On September 6, 2007, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Socialwise (formerly known as IdeaEdge, Inc.) and certain of its shareholders (the “Socialwise Acquisition”).  The closing of the Share Exchange Agreement occurred on October 16, 2007 (the “Closing Date”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued one of its shares of common stock to the Socialwise shareholders, in exchange for each share of stock of Socialwise issued and outstanding as of the Closing Date, and 2,220,000 shares of Company common stock to the Socialwise note holders, in exchange for $740,000 in promissory notes issued by Socialwise as of the Closing Date.  A total of 24,079,998 shares were issued in connection with the Socialwise Acquisition.

Upon the closing of the Share Exchange Agreement, our Company’s former management and members of its Board of Directors resigned, and our shareholders elected two new directors who were members of Socialwise’s Board of Directors.  Also in connection with the Share Exchange Agreement, our Company entered into an agreement effective October 16, 2007 with Allan Ligi (its former President) providing for the sale to Mr. Ligi of VSI, and the assumption by Mr. Ligi of all the liabilities of our Company and VSI through October 16, 2007.  In connection with the sale, we issued Mr. Ligi 5,680,383 shares of our common stock.  This sale represented our Company’s complete exit from its former businesses carried on prior to October 16, 2007.

The Socialwise Acquisition was characterized as a reverse merger, which is treated as a recapitalization for accounting purposes.  Application of reverse merger accounting results in Socialwise being deemed to be the accounting acquirer and the continuing entity.  The operations of our Company prior to October 16, 2007 are those of Socialwise.  The accumulated deficit of VOS through October 16, 2007 was offset against its additional paid-in capital.  The stockholders’ equity of VOS is carried forward as the stockholders’ equity of our Company from the date of the Socialwise Acquisition and thereafter.  No goodwill was recognized in connection with this recapitalization.  The accompanying financial statements include the accounts of our Company and Socialwise as of and through September 30, 2008.  Socialwise’s operations commenced upon its corporate inception on April 3, 2007 and therefore prior year operations exist only from that date forward.  All intercompany amounts have been eliminated in consolidation.

Effective October 16, 2007, our Company underwent a 25-for-1 reverse split of its shares of stock and amended its Articles of Incorporation.  Effective March 12, 2008, our Company underwent a 3-for-1 forward split of its shares of stock.  The accompanying financial statements have been retroactively adjusted to reflect such changes.

Our Company emerged from the development stage during the three months ended December 31, 2007.  During that period we placed the American IdolTM gift card in over seven thousand retail locations, implemented web based applications for the redemption of consumer purchased gift cards, procured a varied assortment of product inventory for redemption and arranged for the physical fulfillment and logistics or products purchased thereby.  We made sales of the gift cards, redeemed the cards and shipped products beginning the same period and continuing through October 2008.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through September 30, 2009.

In response to our Company’s cash needs, we instituted substantial reductions of spending including reductions and deferrals of a significant portion of our Company’s employee compensation.  Since our change in corporate business focus during the quarter ended March 31, 2008, we raised additional equity funding totaling $2,013,462 (net of expenses).  Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

2.

Summary of Significant Accounting Policies

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

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned.  In connection with our former business of issuing gift cards to purchase our branded merchandise, we were responsible for providing merchandise to customers who purchased our gift cards.  Accordingly, we recognized revenue at the time that the gift cards were redeemed by customers in exchange for goods from our online Website, the product had been shipped, the selling price was fixed, collection was reasonably assured and when both title and risk of loss transferred to the customer, provided no significant obligations remained.  Cash received in connection with unredeemed gift cards sold was recorded as deferred revenue until such time as the corresponding gift cards were redeemed for merchandise.  Sales revenues included sales taxes collected from the customer.

In connection with our future business of selling gift cards of other merchants, we will recognize commission revenue at the time the gift card is purchased by customers, the gift card has been shipped, the selling price and our commission for the sale is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in connection with the sale of gift cards of other merchants.

The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

From time to time, we maintained bank balances in excess of the $100,000 insured by the Federal Deposit Insurance Corporation.  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Gift Card Inventory

The Company purchased the American Idol™ gift cards in large volumes and issued them to retail outlets for sale to customers who subsequently redeemed them online in exchange for merchandise.  The cards carried no value until the customer purchased them and they were activated.  We capitalized the cost of gift cards purchased to be placed in the retail distribution channels ($180,300 at September 30, 2007) and amortized their cost on a straight-line basis over the expected time they were available for sale.  During the quarter ended March 31, 2008, we recognized a charge for the impairment in the value of the remaining unamortized costs of previously purchased gift cards and no amounts remain capitalized as of September 30, 2008.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

Inventory

Previously, our inventory consisted of merchandise purchased for customer redemptions from our Website and was valued at cost, net of reserves for excess and obsolete inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets.  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  The scope of SFAS No. 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  We perform periodic reviews of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, on a periodic basis or whenever evidence comes to our attention that such impairment might have occurred.

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

Stock Based Compensation

We account for stock based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of publicly traded companies that exist in our industry.  We use the simplified method as propounded in SAB No. 107 and SAB No. 110 to estimate the expected option life.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

when their effect is dilutive.  Potentially dilutive securities totaling 1,172,380 and 2,335,782 shares at September 30, 2008 were excluded from historical basic and diluted earnings per share, respectively  due to their anti-dilutive effect.

Financial Instruments

Our financial instruments are accounts payable and cash and cash equivalents. The recorded values of accounts payable and cash and cash equivalents approximate their fair values based on their short-term nature.

Advertising

We will expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  We adopted the accounting provisions of FIN 48 on October 1, 2007 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  We adopted the accounting provisions of FSP EITF 00-19-02 on October 1, 2007 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  We adopted SFAS 157 on October 1, 2008 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  We adopted SFAS 157 on October 1, 2008 and its adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Our Company is currently evaluating whether SFAS 141R will have a material effect on its consolidated financial statements.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Our Company is currently evaluating whether SFAS 160 will have a material effect on its consolidated financial statements.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect, if any, EITF 07-05 might have on the Company's financial position and operating results.

3.

Sales of Preferred Stock and Warrants

In June 2008, we entered into a subscription agreement (the “Subscription Agreement”) with four accredited investors pursuant to which we issued 12,000 shares of our Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) and warrants to purchase an additional 1,818,182 shares of our common stock at an exercise price of $0.50 per share, in exchange for gross proceeds totaling $1,200,000 ($1,142,921 net of cash issuance costs).

The following summarizes the terms of the preferred stock and warrants we issued:

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

Dividends:  Except in the event of default under the terms of the Subscription Agreement, the Series A Stock pays no dividends.  In the event of an uncured default by the Company, the Series A Stock pays dividends of 12% per annum during the period our Company is in default as described under the Certificate of Designation.

Redemption:  The Series A Stock is not required to be redeemed by our Company.

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

Warrants:  The warrants issued in connection with the sale of Series A Preferred Stock are 66 month warrants to purchase shares of our common stock at a price of $0.50 per share, subject to adjustment, including full-ratchet anti-dilution protection.  We have the right under certain conditions to call the warrants.

Reset Provision:  The Subscription Agreement also contains a “favored nations” provision which provides that, other than in connection with the certain excepted issuances, until the sooner to occur of (i) thirty (30) months after the closing date, or (ii) until the Series A Stock is no longer outstanding, if our Company shall agree to or issue any common stock or securities convertible into or exercisable into common stock at a price per share or conversion or exercise price per share which is less than the conversion price for the Series A Stock or warrant exercise price in effect at such time, without the consent of each Series A Stock subscriber, then our Company must issue to each subscriber for each such occasion, additional shares of common stock so that the average per share price of the shares to be received upon conversion of the Series A Stock and

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

warrants then owned by each subscriber is equal to such other lower price per share and the conversion price and warrant exercise price shall automatically be reduced to such other lower price.

The preferred stock is convertible into our common stock at an effective price of $0.33 per share, while the warrants to purchase common stock have an exercise price of $0.50 per share.  On the date of the completion of the Subscription Agreement, our common stock’s prior day’s closing price was $1.11 per share.  We determined the fair values of the preferred stock and warrants to be approximately $4,036,000 and $1,109,000, respectively.  Accordingly, we allocated the net proceeds of $1,142,921 proportionally to the preferred stock and warrants to derive the relative values of $891,478 and $251,443, respectively.  In consideration of the guidance of SFAS No. 133, we determined that the conversion feature and the preferred stock are clearly and closely related.  In addition, due to the embedded nature of the preferred stock conversion feature, the immediate convertibility of the preferred shares and the beneficial conversion feature that is in excess of the relative value of the preferred stock, we recorded a deemed dividend to preferred shareholders of $891,466 as of the date of the completion of the Subscription Agreement (this is an immaterial difference of $308,534 from the deemed dividend recorded during the three months ended June 30, 2008).

4.

Finder Agreement and Agreement for Investor Relations Services

In May 2007, we entered into a nonexclusive Finder Agreement (“Finder Agreement”) with RBW, Inc. (“RBW”) under which RBW or its designees were paid a finder’s fee of 10% of all funds raised by it on our Company’s behalf.  We incurred costs of $303,338 under this arrangement through March 31, 2008 ($135,000 of which was paid in cash), which were offset against the proceeds of capital raised.  In February 2008, RBW and its designees converted the remaining outstanding balance owed to them by our Company of $168,338 into 336,675 shares of our common stock at the rate of $0.50 per share.

We entered into a new Finder Agreement effective June 1, 2008 with SPN Investments, Inc. (“SPN”), a company owned by the same individual who owns RBW.  The new Finder Agreement with SPN contains similar terms as those found in the previous agreement with RBW, with an additional incentive for SPN to raise capital for our Company.  Two of our founding shareholders (the “Founders”) agreed to issue SPN up to 500,000 restricted common shares from their personal stock holdings for Finder services.  SPN will receive one share of common stock from the Founders for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock where SPN acts as a Finder, up to a maximum of $5,000,000 of gross proceeds raised.

From March 1, 2008, through September 30, 2008, we raised additional equity funding with net proceeds totaling $2,088,462.  In accordance with the Finder Agreements in effect, we issued an additional 448,484 shares of our restricted common stock in payment for Finder services in connection with the funds raised (no cash was paid in connection with the funds raised).  Payments of stock under the new Finder Agreement have been accounted for as a cost of capital raised and have been offset against capital raised under the agreement.  In connection with the additional incentive under the new Finder Agreement, SPN earned 200,000 shares of common stock (to be paid from the personal holdings of the Founders) from $2,000,000 in gross proceeds raised from June 1, 2008 through June 30, 2008, the costs of which were offset against the proceeds received under the capital raised.

SPN and our Company entered into a Consulting Agreement dated November 14, 2007 pursuant to which SPN provides investor relations and management consulting services to our Company through November 2008 in exchange for the issuance of 825,000 shares of our Company’s common stock (the shares issued to SPN are nonrefundable).  In connection with this arrangement, we will recognize a total of $924,000 of noncash consulting expense through November 2008, based on the closing price for our common stock of $1.12 on the date of the Consulting Agreement.  We recognized consulting expense under the agreement totaling $813,634 for the year ended September 30, 2008.  Future amounts remaining to be recognized total $110,366 and are included as prepaid consulting services in the accompanying balance sheet at September 30, 2008.

5.

Prepaid licensing agreement and licensing agreement payable

In May 2007, we entered into an agreement with FremantleMedia North America, Inc. (“FremantleMedia”) for an exclusive license right to American IdolTM branded prepaid gift cards for redemption of American IdolTM merchandise through a Licensor-approved website.  Advances totaling $1,500,000 were paid through June 30, 2008.  The advance payments were non-refundable and non-returnable but were eligible to be applied against any future royalties.  Future fixed amounts due in 2010 under the original agreement with FremantleMedia totaled $1,000,000.

The prepaid licensing agreement and resulting licensing agreement payable were recorded at the present value of payments due throughout the life of the agreement, discounted at an 8% rate.  The remaining liability corresponding to the remaining payments due

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

in 2010 had a remaining balance of $835,856 as of March 31, 2008 ($803,101 as of September 30, 2007).  Interest accreted on the liability and charged to operations totaled $32,755 for the year ended September 30, 2008.  Subsequent to March 31, 2008, we entered into a modification of the agreement under which future amounts due under the license agreement in 2010 totaling $1,000,000 were waived in exchange for our forfeiture of certain rights of exclusivity under the agreement.  Accordingly, we recognized the modification of the agreement by writing off the amounts recorded under licensing agreement payable totaling $835,856, with an offset to the remaining value of the prepaid licensing agreement of an equivalent amount.

The initial asset in connection with the prepaid licensing agreement was recorded at a value of $2,282,043 and was to be charged to operations as gift cards were purchased by consumers and liabilities for royalties were incurred.  For the three months ended March 31, 2008, consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of advances through that date.  Accordingly, our management evaluated whether the asset represented by the prepaid licensing agreement was impaired.  Our evaluation was based on our best estimates of amounts to be due to the licensor for future royalties, compared with the remaining term of the licensing agreement.  Based on our evaluation, we determined that this asset was impaired because we could not support a value for the prepaid license in excess of the remaining liability for future payments on the royalty agreement.  This resulted in a charge to operations totaling $1,445,717 recorded during the three months ended March 31, 2008, and represented the difference between the estimated net realizable value of the prepayments made in connection with the license agreement and the corresponding liability under the licensing agreement as of March 31, 2008.

6.

Intangible assets

On March 21, 2008, we entered into an agreement with an individual to purchase technology rights under a patent application filed by the individual.  In exchange for the assignment of the patent application, we agreed to pay the individual $100,000 in cash and issued warrants to purchase up to 100,000 shares of our common stock for $0.71 per share.  The warrants have certain limitations as to the timing of their exercise and expire on December 31, 2013.  We valued the warrants using the Black-Scholes-Merton option pricing formula and using assumptions for our stock’s volatility, warrant term and risk free interest rate (37.96%, 5.75 years and 1.99%, respectively), determined their value to total $56,950 on the date of the agreement.  Our intangible assets have a total value of $186,943 at September 30, 2008 and also include legal fees incurred in connection with our purchased patent and another patent application.  We will amortize the cost of patents over their estimated useful lives of five to fifteen years, commencing on the date the related patents are granted.  We currently expect that our patent application will be ruled on by the U.S. Patent and Trade Office during the first quarter of fiscal 2009.

7.

Stockholders’ equity

Stock options

On October 16, 2007, our stockholders approved the adoption of the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended and subject to shareholder approval) shall not exceed in the aggregate, 3,500,000 shares of the common stock of our Company.  Through September 30, 2008, we granted a total of 3,220,000 incentive and nonqualified stock options to two employees and two consultants under the Plan, all of which we have estimated will eventually vest and all of which were outstanding at September 30, 2008.  All of the options have terms of five years.  During the year ended September 30, 2008, we recognized stock based compensation expense totaling $503,599 related to stock options.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

Warrants

During the year ended September 30, 2008, our Company issued a total of 725,000 warrants to five individuals, not pursuant to the Plan (100,000 of which were issued to an individual in connection with the purchase technology rights).  No warrants have been exercised, forfeited or cancelled and we have estimated that all of the warrants will eventually vest.  Our Company also issued warrants to purchase 2,234,849 shares of our common stock to investors in connection with the issuances of restricted shares of our common stock in June and August 2008 (the value of which was offset against the proceeds of the issuance of our common stock and not charged to operations).  The number and exercise price of warrants outstanding in connection with the issuance of preferred and common stock is as follows:

Exercise Prices	Number of Warrants	Expiration Dates
$0.50	1,818,182	12/5/2013
$0.60	416,667	2/28/14
	2,234,849

Outstanding warrants from all sources have terms ranging from two to five and a half years.  During the year ended September 30, 2008, we recognized stock based compensation expense totaling $67,276 related to warrants.

Stock based compensation

Results of operations for the year ended September 30, 2008 include stock based compensation costs totaling $570,875 charged to selling and marketing expense ($36,811) and to general and administrative expense ($534,064).

For purposes of accounting for stock based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the year: expected life (in years) –  2.99 years; weighted average volatility –  72.02%; forfeiture rate – 0%; risk-free interest rate – 2.83%; and expected dividend rate – 0%.  The weighted average expected option term reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107).  The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options.  We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term.  Expected volatilities are based on the historical volatility of our stock.  We estimated the forfeiture rate based on our expectation for future forfeitures and we currently expect all options and warrants to vest.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant.  We have never declared or paid dividends and have no plans to do so in the foreseeable future.

As of September 30, 2008, $1,595,025 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 13.00 months.  The following table summarizes option activity in connection with stock options and warrants (excluding warrants issued in connection with purchased technology rights and the sale of preferred and common stock) as of September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Granted and outstanding	3,845,000	$1.04	48.9 months	$4,921,500
Vested	947,499	$0.89	50.5 months	$1,343,626

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

For the year ended September 30, 2008, the weighted average grant date fair value of options and warrants granted (excluding warrants issued in connection with purchased technology rights and the sale of preferred and common stock) was $0.56, while the weighted average fair value of shares vested was $0.47.  The range of exercise prices for options and warrants granted and outstanding (excluding warrants issued in connection with purchased technology rights and the sale of preferred and common stock) was as follows at September 30, 2008:

Exercise Price Range	Number of Options or Warrants
$0.50 - $0.75	1,890,000
$0.76 - $1.00	1,330,000
$1.01 - $1.50	100,000
$2.01 - $2.25	350,000
$2.26 - $2.50	175,000
3,845,000

A summary of the status of our non-vested options and warrants as of September 30, 2008, and changes during the year then ended is as follows:

Shares
Non-vested outstanding, beginning	-
Granted	3,845,000
Vested	(947,499)
Non-vested outstanding, ending	2,897,501

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2008:

Stock options outstanding	3,220,000
Stock options available for future grant	280,000
Convertible preferred stock	3,636,364
Warrants	2,959,849

Total common shares reserved for future issuance	10,096,213

8.

Notes payable

On September 30, 2007, we had $740,000 outstanding in convertible notes payable to investors.  The notes bore interest at 12% per annum and in connection with the Socialwise Acquisition on October 16, 2007, were automatically converted into our common stock at the rate of one share per each dollar of principal outstanding on the notes.  Accrued interest totaling $26,519 was forgiven by the note holders and added to additional paid-in capital upon the conversion of the notes.  Interest through October 16, 2007 in connection with these notes totaling $3,893 and $22,628, were included in interest expense for the year ended September 30, 2008 and the period April 3, 2007 (Inception) to September 30, 2007, respectively.

9.

Bridge loans payable

In August 2007, we borrowed $577,750 from shareholders to fund our operations.  Of these borrowings, $100,000 was repaid in September 2007, $255,000 was repaid in October 2007 and $61,250 was converted into common stock at the rate of $0.50 per share in December 2007 (net proceeds of $55,125 after fund raising costs).  The remaining balance totaling $161,500 was repaid in February 2008.  Interest expense recognized in connection with these bridge loans totaling $9,704 during the year ended September 30, 2008 ($7,272 for the period April 3, 2007 (Inception) to September 30, 2007) was forgiven by the note holders and added to additional paid-in capital upon the conversion of the notes.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

10.

Transactions with related parties

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.  During the period April 3, 2007 (Inception) to September 30, 2007, we recognized $187 in interest paid to our Chief Executive Officer for $8,000 he advanced to the Company in July 2007 (amounts were subsequently repaid).

On October 16, 2007 in connection with the Socialwise Acquisition (as a component of the purchase price), our Company issued 5,680,383 shares of restricted Company common stock to Mr. Ligi in exchange for his assumption of liabilities of our Company and the VOS Subsidiary totaling $1,237,746 as of September 30, 2007.

11.

Income taxes

Deferred tax assets at September 30, 2008 and 2007 consisted of the following:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,991,000	$235,000
Accrued compensation costs	26,000	-

Deferred tax assets	2,017,000	235,000

Valuation allowance	(2,017,000)	(235,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as our purchase of Socialwise and sales of our preferred and common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $4,940,000 in NOLs at September 30, 2008 that will begin to expire in 2022 and may be limited for use under IRC Section 382.  In addition, we have NOLs from our predecessor entity, VOS, which will be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe it is more likely than not that we will be unable to realize the benefits due to our lack of a history of earnings and due to possible limitations under Section 382.    As a result of these provisions, our NOL could expire unused.

A reconciliation of the expected tax computed at the U.S. federal and state statutory income tax rates to our tax provision is as follows:

	Year ended September 30, 2008		April 3, 2007 (Inception) to September 30, 2007

Federal income tax rate at 34%	$(1,503,000)	34.0%	$(198,000)	34.0%
State income tax, net of federal benefit	(279,000)	6.3%	(37,000)	6.3%
Change in valuation allowance	1,782,000	(40.3) %	235,000	(40.3) %

Provision for income taxes	$-	- %	$-	- %

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2008.

12.

Commitments and contingencies

The Company signed a lease agreement for office space through June 30, 2009.  Rent expense totaled $31,012 for the year ended September 30, 2008 and $6,196 for the period April 3, 2007 (Inception) to September 30, 2007.  The lease (as modified) calls for

IdeaEdge, Inc.

Notes to Consolidated Financial Statements

minimum monthly rentals of $2,758 from October 1, 2008 to June 30, 2009, for a total future commitment as of September 30, 2008 of $24,822.

Our Company entered into an agreement effective October 16, 2007 with its former President, Allan Ligi, that provided for his waiver of all of the Company’s outstanding obligations to him, and his assumption of all the third party liabilities of our Company and VSI incurred through October 16, 2007.  On October 16, 2007, the Company’s liabilities which were waived and assumed consisted of the following:

Loans and notes payable:
Notes payable to Allan Ligi, non-interest bearing	$675,955
Unsecured promissory note to a company owned by
Allan Ligi, 10% annual interest rate	107,813
Unsecured promissory note to a former director
of the Company, 10% annual interest rate	50,000
Loan payable to an individual due March 2006, bearing
interest at 5% per annum	25,000
Non-interest bearing loan payable to an individual, due February 2007	14,250
Non-interest bearing loan payable to an individual, due December 2007	25,000

Total loans and notes payable	898,018

Accrued interest on loans and notes payable	29,311
Accrued compensation costs	76,088
Accounts payable and accrued liabilities	234,329

$1,237,746

Through the date of this report, no one has asserted any liabilities of either VSI or the Company incurred prior to October 17, 2007 against our Company.  Should Mr. Ligi fail to honor his obligations under the agreement to assume these third party liabilities, we could ultimately be responsible for these liabilities.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Cordovano and Honeck LLP resigned as the independent registered public accounting firm of our Company effective August 27, 2008. The reports of Cordovano and Honeck LLP on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.

During the Company’s two most recent fiscal years and the subsequent interim period up to the resignation of Cordovano and Honeck LLP, there have not been any disagreements between the Company and Cordovano and Honeck LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Cordovano and Honeck LLP would have caused Cordovano and Honeck LLP to make reference thereto in its reports on the Company’s audited financial statements, nor have there been any “reportable events,” as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

Our Company engaged BDO Seidman, LLC (“BDO”) as its independent registered public accounting firm effective October 8, 2008.  The decision to engage BDO was approved by the Company’s Board of Directors which also functions as the Company’s audit committee.

During our Company’s two most recent fiscal years and the interim period prior to engaging BDO, neither our Company nor anyone on its behalf consulted BDO regarding any of the matters enumerated in Item 304(1)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

Item 9A – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.  This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for certain public companies.

Item 9B – Other Information

Election of Directors or Appointment of Principal Officer

By vote of our Company’s Board of Directors, Mark L. Sandson was appointed as a Director effective as of September 24, 2008.

Item 10 – Directors and Executive Officers of the Registrant

The information required by this item will be set forth in the proxy statement and is incorporated in this report by reference.

Item 11 - Executive Compensation

The information required by this item will be set forth in the proxy statement and is incorporated in this report by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the proxy statement and is incorporated in this report by reference.

Item 13 – Certain Relationships and Related Transactions

The information required by this item will be set forth in the proxy statement and is incorporated in this report by reference.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

In connection with the audit of the 2008 financial statements, on October 8, 2008 our Company entered into an engagement agreement with BDO Seidman, LLP which set forth the terms by which BDO Seidman, LLP has performed audit services for the Company. Through August 27, 2008, our Company’s independent registered public accounting firm was Cordovano and Honeck LLP.

(1) Audit Fees

The fees by BDO Seidman, LLP for the audit of the registrant’s financial statements for the year ended September 30, 2008 is $34,000.  The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant Cordovano and Honeck LLP for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2008 and 2007 were $12,640 and $15,464, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by BDO Seidman, LLP and Cordovano and Honeck LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by BDO Seidman, LLP and Cordovano and Honeck LLP for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2008 and 2007.

(4) All Other Fees

No aggregate fees were billed for professional services provided by BDO Seidman, LLP and Cordovano and Honeck LLP, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2008 and 2007.

(5) Audit Committee

The registrant's Board of Directors, which currently performs the functions of the Audit Committee, approved BDO Seidman, LLP’s performance of services for the audit of the registrant’s annual financial statements for the year ended September 30, 2008.  The Board of Directors also approved Cordovano and Honeck LLP’s performance of services for the audit of the registrant's annual financial statements for the year ended September 30, 2007 and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2008 and 2007.  Audit-related fees, tax fees, and all other fees, if any, were also approved by the Board of Directors.  The registrant’s Board of Directors approved BDO Seidman, LLP’s performance of services for the audit of the registrant’s annual financial statements included in the registrant’s Form 10-K for the fiscal year ending September 30, 2008.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15 – Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
3.3	Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (7)
4.1	Form of Common Stock Purchase Warrant dated June 6, 2008 (7)
10.2	2007 Equity Incentive Plan (1)
10.3	Consulting Agreement with SPN Investments, Inc. dated November 14, 2007(4)
10.4	Finders Agreement between IdeaEdge, a California corporation, and RBW, Inc. dated May 31, 2007(5)
10.5	Assignment of Finders Agreement with RBW, Inc. (5)
10.6	Subscription Agreement with RBW, Inc. (6)
10.7	Subscription Agreement with Two Eight, Inc.(6)
10.8	Form of Subscription Agreement dated June 6, 2008(7)
10.9	Form of Lock-Up Agreement dated June 6, 2008 (7)
10.10	Change of Control Agreement with Jonathan Shultz dated August 11, 2008(8)
10.11	Finders Agreement dated August 12, 2008 with SPN Investments, Inc.(8)
11.1	Statement re Computation of Per Share Earnings (9)
14.1	Code of Business Conduct and Ethics (10)
21.1*	Listing of Subsidiaries
24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007.
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 19, 2007
(5)	Incorporated herein by reference to the registrant’s Form 10-KSB filed on January 11, 2008
(6)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on February 14, 2008
(7)	Incorporated herein by reference to the registrant’s Form 8-K filed on June 11, 2008
(8)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 14, 2008
(9)	Included within the financial statements filed in this Annual Report
(10)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005

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

Signature	Title	Date
/s/ JAMES COLLAS James Collas	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	October 31, 2008
/s/ CHRIS NICOLAIDIS Chris Nicolaidis	Vice President of Business Development, Corporate Secretary and Director	October 31, 2008
/s/ MARK SANDSON Mark Sandson	Director	October 31, 2008
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 31, 2008