Form 10-Q
period 2008-12-31
IdeaEdge, Inc
filed 2009-02-11
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 10, 2009, there were 42,233,181 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Consolidated Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008

Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2008 and 2007

Consolidated Statement of Cash Flows (unaudited) for the three months ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3A(T) –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 2 –

Sales of Unregistered Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

Submission of Matters to a Vote of Security Holders

Item 5 –

Other Information

Item 6 –

Exhibits and Reports on Form 8-K

Signatures

Exhibits

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of IdeaEdge, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

IDEAEDGE, INC.
Consolidated Balance Sheets
Assets

	December 31, 2008 (unaudited)	September 30, 2008

Current assets:
Cash and cash equivalents	$1,730,912	$1,379,282
Prepaid consulting services	-	110,366
Other current assets	45,887	7,867

Total current assets	1,776,799	1,497,515

Property and equipment, net of accumulated depreciation of
$6,821 ($3,244 at September 30, 2008)	36,105	8,474
Intangible assets	191,579	186,943
Other assets	5,222	5,688

	$2,009,705	$1,698,620

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$360,850	$340,364
Accrued and deferred personnel compensation	85,081	65,072
Other current liabilities	13,658	13,506

Total current liabilities	459,589	418,942

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 10,750 shares issued and outstanding
(12,000 at September 30, 2008)	11	12
Common stock; $0.001 par value; 80,000,000 shares authorized; 42,233,181
shares issued and outstanding (39,766,580 at September 30, 2008)	42,233	39,767
Additional paid-in capital	9,756,870	7,716,515
Accumulated deficit	(8,248,998)	(6,476,616)

Total stockholders' equity	1,550,116	1,279,678

	$2,009,705	$1,698,620
See accompanying notes.

IDEAEDGE, INC.
Consolidated Statements of Operations (unaudited)
For the three months ended December 31, 2008 and 2007

	2008	2007

Sales revenues	$-	$848
Cost of sales	-	4,435

Gross margin	-	(3,587)

Operating expenses:
Selling and marketing	365,880	263,808
Operations, general and administrative	1,414,766	453,480

Total operating expenses	1,780,646	717,288

Loss from operations	(1,780,646)	(720,875)

Nonoperating income (expense):
Interest expense	-	(27,669)
Interest income	8,264	-

	8,264	(27,669)

Net loss and comprehensive net loss	$(1,772,382)	$(748,544)

Basic and diluted net loss per share	$(0.04)	$(0.02)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	40,239,858	33,596,736

See accompanying notes.

IDEAEDGE, INC.
Consolidated Statements of Cash Flows (unaudited)
For the three months ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(1,772,382)	$(748,544)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	3,577	485
Stock based compensation	535,320	65,155
Consulting services rendered in exchange for common stock	110,366	120,634
Loss due to impairment and amortization of gift card inventory	-	60,100
Amortization and accretion of interest on licensing agreement payable	-	16,774
Interest expense subsequently forgiven	-	11,365
Changes in operating assets and liabilities:
Inventory	-	(14,132)
Other assets	(37,554)	3,509
Accounts payable and accrued liabilities	20,486	75,829
Accrued and deferred personnel compensation	20,009	(5,899)
Other liabilities	152	1,043

Cash flows from operating activities	(1,120,026)	(413,681)

Cash flows from investing activities:
Purchases of property and equipment	(31,208)	(5,893)
Additions to intangible assets	(4,636)	-

Cash flows from investing activities	(35,844)	(5,893)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,507,500	823,630
Repayments of bridge loans payable	-	(255,000)
Payments to affiliate for fund raising activates	-	(100,000)

Cash flows from financing activities	1,507,500	468,630

Change in cash and cash equivalents during period	351,630	49,056

Cash and cash equivalents, beginning of period	1,379,282	520,613

Cash and cash equivalents, end of period	$1,730,912	$569,669

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing transactions:
Common stock issued in exchange for conversion of notes payable	$-	$740,000
Common stock issued in exchange for debt extinguishment, net of costs	$-	$55,125
Accrued interest forgiven	$-	$34,415

See accompanying notes.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.

Basis of Presentation

IdeaEdge, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise”), we develop and market innovative gifting and payment solutions.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2008 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  All intercompany amounts have been eliminated in consolidation.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through our September 30, 2009 fiscal year end.

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

Revenue Recognition

Revenue in 2008 was recognized on the accrual basis of accounting when earned.  In connection with our former business of issuing gift cards to purchase our branded merchandise, we were responsible for providing merchandise to customers who purchased our gift cards.  Accordingly, we recognized revenue at the time that the gift cards were redeemed by customers in exchange for goods from our online Website, the product had been shipped, the selling price was fixed, collection was reasonably assured and when both title and risk of loss transferred to the customer, provided no significant obligations remained.  Cash received in connection with unredeemed gift cards sold was recorded as deferred revenue until such time as the corresponding gift cards were redeemed for merchandise.  Deferred revenues totaled $13,342 at December 31, 2008 ($13,033 at September 30, 2008).  Sales revenues included sales taxes collected from the customer.

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

IdeaEdge, Inc.

Notes to Consolidated Financial Statements (unaudited)

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

From time to time, we maintained bank balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

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

Stock Based Compensation

We account for stock based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes-Merton option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes-Merton option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of publicly traded companies that exist in our industry.  We use the simplified method as propounded in SAB No. 107 and SAB No. 110 to estimate the expected option life.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements (unaudited)

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities at December 31, 2008 were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

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

IdeaEdge, Inc.

Notes to Consolidated Financial Statements (unaudited)

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Management is evaluating what effect, if any, EITF 07-05 might have on the Company's financial position and operating results.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 144. or FSP 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.  FSP 14-1 requires the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers nonconvertible debt borrowing rate._ FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  FSP 14-1 is required to be applied retrospectively to all periods presented._ The Company does not currently have any convertible debt instruments and therefore FSP 14-1 would not impact its consolidated financial statements through December 31, 2008.

3.

Sales of Common Stock and Warrants

Beginning November 20, 2008 and ending on December 19, 2008, we entered into subscription agreements with nine accredited investors pursuant to which we issued 2,034,375 shares of our common stock and warrants to purchase an additional 508,594 shares of our common stock at an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,627,500 ($1,507,500 net of cash expenses totaling $120,000).

SPN Investments, Inc. (“SPN”) acted as a Finder in connection with the transaction.  SPN directed the payment of fees earned in connection with the funds raised totaling $162,750 to three recipients who assisted in the fund raising.  The fees were paid in cash ($120,000) and equity of our Company.  The equity portion of the Finder fee compensation consisted of 53,438 shares of our unregistered common stock and two year warrants to purchase an additional 13,360 shares of our common stock at an exercise price of $1.00 per share.  As further consideration for its services related to the sale of our common stock, SPN will receive an additional 162,750 shares of our common stock in compensation directly from the share holdings of two of our three founding stockholders, James Collas and Chris Nicolaidis, who are also officers and directors of our Company.

4.

Finder and Investor Relations Services Agreements

Finder Services

We entered into a Finder Agreement effective June 1, 2008 with SPN.  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or our Company’s equity securities) of 10% of all funds raised by SPN on our Company’s behalf.  The Finder Agreement also calls for two of our founding shareholders (the “Founders”) to issue SPN up to 500,000 restricted common shares from their personal stock holdings for Finder services.  SPN will receive one share of common stock from the Founders for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock where SPN acts as a Finder, up to a maximum of $5,000,000 of gross proceeds raised.

Payments of amounts incurred under the new Finder Agreement have been accounted for as a cost of capital raised and have been offset against capital raised under the agreement.  From the inception of the Finder Agreement, in addition to cash and equity received in connection with funds raised, SPN has earned a total of 362,750 additional shares of our Common Stock to be paid from the personal holdings of two of our Company’s Founders.

Investor Relations Services

SPN and our Company entered into a Consulting Agreement dated November 14, 2007 pursuant to which SPN provides investor relations and management consulting services to our Company through November 2008 in exchange for the issuance of 825,000 shares of our Company’s common stock.  In connection with this arrangement, we recognized a total of $924,000 of noncash consulting expense through November 2008, including $110,366 during the three months ended December 31, 2008.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements (unaudited)

In November 2008, we entered into an agreement with Two Eight, Inc. (“Two Eight”) to provide investor relations services to our Company in exchange for $100,000 in cash.  All amounts under the Two Eight agreement were charged to general and administrative expenses during the three months ended December 31, 2008.

5.

Intangible assets

Our intangible assets have a total value of $191,579 at December 31, 2008 and include a patent application acquired in March 2008 for $100,000 cash and warrants to purchase 100,000 shares of our Common Stock for $0.71 per share.  Also included in intangible assets are legal fees incurred in connection with our purchased patent and other patent applications.  We will amortize the cost of patents over their estimated useful life, commencing on the date the related patents are granted.

6.

Stock-based compensation

In October 2007, our stockholders approved the adoption of our IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  Intended Plan participants include employees, directors and consultants of our Company.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended and subject to shareholder approval) shall not exceed in the aggregate, 3,500,000 shares of common stock of our Company.

Through December 31, 2008, we have granted a total of 3,220,000 incentive and nonqualified stock options to two employees and two advisors under the Plan (1,424,998 vested as of December 31, 2008).  We have also issued 899,482 warrants to ten advisors and Company consultants (359,703 vested as of December 31, 2008).  For purposes of accounting for stock-based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.

During the three months ended December 31, 2008 and 2007, we recognized stock-based compensation expense totaling $535,320 and $65,155, respectively, in connection with the issuance of stock warrants.  For purposes of accounting for stock based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the 2009: expected life (in years) –  1.50 years; weighted average volatility –  104.61%; forfeiture rate – 0%; risk-free interest rate – 1.27%; and expected dividend rate – 0%.    As of December 31, 2008, $1,346,503 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through September 2010.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements (unaudited)

7.

Warrants

We have outstanding warrants to purchase shares of our common stock as follows:

Shares Underlying Warrants	Exercise Price	Vested (1)	Expiration Date
100,000	$0.71	100,000	12/31/2013
100,000	$1.45	74,999	6/23/2011
350,000	$2.25	87,499	9/8/2010
75,000	$2.40	9,375	9/22/2011
100,000	$2.45	33,336	9/24/2010
13,482	$2.08	4,494	10/9/2010
100,000	$1.00	100,000	10/17/2010
50,000	$1.85	50,000	11/4/2010
85,000	$0.90	-	12/12/2010
20,000	$0.90	-	12/19/2010
6,000	$0.90	-	12/19/2010
416,667	$0.60	416,667	8/25/2013
1,818,182	$0.50	1,818,182	12/5/2013
521,954	$1.00	521,954	12/12/2010

(1)

– vested as of December 31, 2008.

During three months ended December 31, 2008, our Company issued warrants to purchase 274,482 shares of our common stock to six recipients in connection with the provision of consulting or advisory services at a weighted average exercise price of $1.17 per share, all with a two year term.  We also issued warrants to purchase 521,954 shares of our common stock as noted above in Note 3.

The $0.50 and $0.60 warrants have a call provision that allows our Company to require them to be exercised if we have registered the underlying shares of common stock and if the common stock maintains a closing market price of $1.00 per share for three consecutive trading days (subject to certain limitations).   The $0.50 and $0.60 warrants also carry additional provisions in favor of the warrant-holders including: (1) severe penalties for failure to timely deliver underlying share certificates upon exercise; 2) anti-dilution adjustments for any future issuances of common stock at prices less than the exercise price of the warrants; and 3) piggy-back registration rights.

8.

Transactions with related parties

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.

9.

Income taxes

We currently estimate our Company’s net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $6,100,000 and $2,400,000, respectively, as of December 31, 2008.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the IdeaEdge acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

IdeaEdge, Inc.

Notes to Consolidated Financial Statements (unaudited)

10.

Commitments and contingencies

The Company signed a lease agreement for office space through June 30, 2009.  Rent expense totaled $7,364 and $6,467 for the three months ended December 31, 2008 and 2007, respectively.  The lease (as modified) calls for minimum monthly rentals of $2,758 from January 1, 2009 to June 30, 2009, for a total future commitment as of December 31, 2008 of $16,548.

Our Company entered into an agreement effective October 16, 2007 with its former President that provided for his assumption of all the liabilities of our Company and a former subsidiary incurred through October 16, 2007.  Through the date of this report, no one has asserted any liabilities of either subsidiary or our Company prior to October 17, 2007.  Should the Company’s former President fail to honor his obligations under the agreement, we could ultimately be responsible for these liabilities.

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

Overview and Financial Condition

Our business, commencing with our October 16, 2007 acquisition of Socialwise, is centered on the development, marketing and sale of innovative online gifting programs and payment systems.  We have accounted for the operations of our Company prior to our acquisition of Socialwise in our accompanying financial statements in accordance with the presentation guidance appropriate to a reverse merger, which is to say that the operations prior to October 16, 2007 reflected in our financial statements are those of Socialwise.  Socialwise’s operations commenced upon its corporate inception on April 3, 2007.

Results of Operations

Sales revenues

Our Company had no sales revenues for the three months ended December 31, 2008.  Our Company was focused on the completion of its Socialwise™ Group Gifting Platform and its BillMyParents™ payment system during this period and did not have products available for sale to the public in significant quantities.  Sales revenues for the three months ended December 31, 2007 totaled $848.  Sales revenues in 2007 were recognized in connection with our since discontinued American IdolTM gift card program.  We emerged from the development stage during the three months ended December 31, 2007.

Our Socialwise™ Group Gifting Platform will be targeted at enabling individual and group gifting using popular online social networks.  Online social networks have built-in features that facilitate group interaction through multiple communication tools.  We intend for our platform to be used to enhance applications that run in the social networking environment, and enable a new class of electronic commerce transactions.  Our BillMyParents™ payment system will be targeted at enabling parents and teens to link and communicate to guide responsible e-commerce transactions on the Internet.  We have not however recognized any revenues to date under the Socialwise™ Group Gifting Platform or BillMyParents™, and there can be no assurance that these programs will turn out to be a successful new focus for us or that they will generate sufficient revenues with adequate margins to fund our operations over future periods.

We have taken significant steps and continue working towards repositioning our business toward the Socialwise™ Group Gifting Platform and BillMyParents™ including:

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

Our Company continues to work with RockYou! on the initiative to incorporate the Socialwise™ Group Gifting Platform within RockYou!’s Birthday Cards™ application.  This effort, previously estimated to be completed in December 2008 has not yet been launched.  RockYou! is continuing work on this integration and we currently estimate its completion and launch prior to June 30, 2009.

Cost of Sales

There were no cost of sales for the three months ended December 31, 2008 ($4,435 for the three months ended December 31, 2007).  Our gross margin for 2007 was a negative $3,587.  Due to the low volume of sales during 2007, we did not cover the basic costs in connection with the maintenance of fulfillment capabilities required to allow for the redemption of the American IdolTM gift card.  Due to our subsequent lack of success in reaching a sufficient level of revenues and positive gross margins from the program, we discontinued it in the third quarter of fiscal 2008.

Operating Expenses

Selling and marketing expenses for the three months ended December 31, 2008 totaled $365,880 ($263,808 for the three months ended December 31, 2007).  Included in these expenses for the three months ended December 31, 2008 were employee compensation and related expenses of $45,625 ($44,199 for the three months ended December 31, 2007), payments to consultants for business development, marketing and merchandising services totaling $46,054 ($34,200 in 2007), marketing, sales, creative services and public relations of $54,330 ($44,190 in 2007), noncash stock-based compensation expenses totaling $211,798 ($7,459 in 2007), web development and maintenance expenses totaling $66,800 in 2007 and $60,100 charged in 2007 for expenses related to previously purchased gift cards.  Expenses incurred in 2007 represented amounts incurred to market the then nascent American IdolTM gift card program.

General and administrative expenses for the three months ended December 31, 2008 totaled $1,414,766 ($453,480 for the three months ended December 31, 2007).  Included in these expenses for the three months ended December 31, 2008 were costs in connection with building our two major IT platforms totaling $558,698, costs in connection with the establishment of our debit card initiative of $37,201, employee compensation and related charges of $176,736 ($146,843 for the three months ended December 31, 2007), noncash stock-based compensation of $323,522 ($57,696 in 2007), noncash charges in connection with the grant of common stock to SPN for investor relations services totaling $110,366 ($120,634 in 2007), legal fees of $18,792 ($38,093 in 2007), accounting and auditing charges of $42,450 ($11,015 in 2007), outside consulting of $104,455 ($21,215 in 2007), insurance of $13,860 ($6,249 in 2007) and facility related expenses of $7,266 ($6,970 in 2007).

Operating expenses for the three months ended December 31, 2008 totaled $1,780,646 ($717,288 for the three months ended December 31, 2007).  Noncash charges for stock-based compensation, investor relations services and depreciation included in these amounts for the three months ended December 31, 2008 totaled $649,263 ($246,374 in 2007).  Operating expenses net of noncash charges totaled $1,131,383 ($470,915 in 2007).

Interest Income and Expense

For the three months ended December 31, 2008, interest income totaled $8,264, while interest expense totaled $27,669 for the corresponding period in 2007.  Interest income in the current year arose from excess cash on deposit.  Interest expense in the prior year was the result of charges for the accretion of interest expense on a licensing agreement payable, as well as imputed interest (later forgiven) by the holders of notes payable outstanding during that period.

Net Loss and Net Loss per Share

For the three months ended December 31, 2008, our net loss totaled $1,772,382 ($748,544 for the three months ended December 31, 2007).  Noncash charges for operating and non-operating expenses noted above and included in our net loss totaled $649,263 for the three months ended December 31, 2008 ($274,513 in 2007).  Our basic and diluted net loss per share of $0.04 for the three months ended December 31, 2008 ($0.02 in 2007) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and prior to our reverse merger in October 2007 with the issuance of notes payable later converted into shares of our common stock.  At December 31, 2008, our total assets were $2,009,705 (including intangible assets for intellectual property totaling $191,579), working capital was $1,317,210, total liabilities were $459,589 (all of which were current) and our stockholders’ equity totaled $1,550,116.  Our cash and cash equivalents balance at December 31, 2008 totaled $1,730,912.  The improvement in our financial position from the previous amounts reported at September 30, 2008 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $1,507,500, offset by negative cash flows from operating and investing activities totaling $1,155,870 during the same period.

Our total liabilities at December 31, 2008 included $65,072 in salary deferrals from our employees.  Of the $360,850 recorded as accounts payable and accrued liabilities at December 31, 2008, a total of $299,671 was due to one vendor for software programming services.

Plan of Operations

We continue to be dependent upon future revenues, additional sales of our equity securities or obtaining debt financing to meet our cash requirements.  Barring our raising additional capital, we estimate we do not have sufficient cash as of the date of this Quarterly Report to fund the operations of the Company through our fiscal year ended September 30, 2009.  During the three months ended December 31, 2008, we raised additional equity funding totaling $1,507,500 (net of expenses) from the sale of our Common Stock and warrants to purchase shares of our Common Stock.

Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s preferred and/or common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to continue to incur significant costs in improving, maintaining and marketing our Socialwise™ Group Gifting Platform and BillMyParents™ over the rest of fiscal 2009.

Going Concern

As noted above, there exists an uncertainty about our ability to continue as a going concern until the end of our current fiscal year in September 30, 2009, absent additional funding.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future equity financing to maintain our operations.

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

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations for one year from the date of this report.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing the Socialwise™ Group Gifting Platform and BillMyParents™, and these costs are expected to continue through the calendar year 2009.  If we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Our Company is economically sensitive to general economic conditions, including continued weakening of the economy, therefore consumer purchases of discretionary items such as gift cards which make up a substantial portion of our current product offering could be adversely affected  and could consequently materially impact our Company’s sales of gift cards for the worse.   The gift card industry and consumer purchases in general, are subject to cyclical variations, recessions in the general economy and future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items, including gift cards, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the launch of our Socialwise™ Group Gifting Platform and BillMyParents™.

A portion of the merchants whose gift cards will be sold by our Company, may encounter financial difficulties and in the future default on their redemption obligations in connection with their cards we have in stock or have sold to consumers on their behalf, negatively affecting our Company’s reputation with consumers and potentially subjecting us to liabilities from said default and losses from the cards remaining in inventory.  Purchasers of gift cards, including our Company, are subject to the risk that merchants issuing the gift cards could default on the obligation to redeem the cards for the merchants’ goods or services.  Our Company could be affected both from an inventory standpoint (cards we have purchased for resale could become worthless) and from a consumer liability standpoint (consumers may press claims against our Company for losses they might suffer from a merchant’s default).  In the event that either of these two contingencies were to occur, our Company could potentially be subject to substantial losses which could affect our Company’s financial viability and lead an investor to lose a significant portion or all of his investment in our Company.

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

Corporate and Other Risks

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director. Our Company’s articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

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

While our management has evaluated our internal controls over financial reporting as effective in our most recent annual report of Form 10-K, in the future our independent auditors may not be able to certify as to their effectiveness at the time that such certification is required, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. While our management has evaluated our internal controls over financial reporting for the purpose of allowing management to report on them (and has evaluated them as effective in our most recent evaluation), our independent auditors in the future will be required to attest to them as well.  This is required (or will be required) by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC, which we collectively refer to as Section 404. If in the future our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We are dependent for our success on a few key executive officers, particularly our Company’s Chief Executive Officer and our Vice Presidents of Business Development and Operations. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team.  We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals may voluntarily terminate his employment with the Company at any time. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

As we transition from a Company with insignificant revenues to what we hope will be a Company generating substantial revenues, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance. The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

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

Further future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Item 2 – Sales of Unregistered Securities and Use of Proceeds

Beginning November 20, 2008 and ending on December 19, 2008, we entered into subscription agreements with nine accredited investors pursuant to which we issued 2,034,375 shares of our common stock and warrants to purchase an additional 508,594 shares of our common stock at an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,627,500 ($1,507,500 net of expenses totaling $120,000).

These issuances of the Company’s securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the transaction.  The proceeds from these sales of our Company’s equity will be used for further information systems development, marketing and sales and our Company’s operating expense and working capital requirements.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

(a)

Exhibits

See Exhibit Index immediately following signatures.

(b)

Reports on Form 8-K

The Company filed a Form 8-K on October 8, 2008 regarding the engagement of BDO Seidman, LLC as its independent registered public accounting firm.

The Company filed a Form 8-K on November 10, 2008 regarding the Company’s announcement of entering into      agreements with various retailers for the marketing and sale of gift cards.

The Company filed a Form 8-K on December 19, 2008 regarding the Company’s completion of an equity financing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdeaEdge, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

February 10, 2009

Exhibit Index

Exhibit No.	Description
10.18*	Investor Relations Agreement dated November 14, 2008 with Two Eight, Inc.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report