Form 10-K/A
period 2007-09-30
IdeaEdge, Inc
filed 2009-03-02
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note: This Amendment No. 1 to IdeaEdge, Inc.’s Annual Report on Form 10-KSB for the year ended September 30, 2007 is being filed solely to amend the information included herein with respect to Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure and Item 8A - Controls and Procedures.  Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission on January 11, 2008.

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Weaver & Martin, LLC resigned as the independent registered public accounting firm of the Company’s subsidiary IdeaEdge, Inc., effective November 13, 2007.  Weaver & Martin, LLC was the registered public accounting firm of IdeaEdge, Inc. prior to its acquisition by the Company on October 16, 2007.  Weaver & Martin, LLC audited the financial statements of the Company’s subsidiary as of June 30, 2007 and for the period April 3, 2007 (inception) to June 30, 2007.

The reports of Weaver & Martin, LLC on the Company’s subsidiary’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company’s subsidiary to continue as a going concern.

During the period from the Company’s subsidiary’s engagement of Weaver & Martin, LLC up to the resignation of Weaver & Martin, LLC, there have not been any disagreements between the Company and Weaver & Martin, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Weaver & Martin, LLC would have caused Weaver & Martin, LLC to make reference thereto in its reports on the Company’s audited financial statements, nor have there been any “reportable events,” as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

Item 8A – Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. ~~Based on the foregoing, o~~ O ur Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level  ~~for the reasons discussed below~~ ..

There has been no change in our internal controls over financial reporting during our the most recent fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

~~We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in  Internal Control—Integrated Framework , our management was unable to conclude that our internal control over financial reporting was effective as of September 30, 2007.  We were unable to conclude that internal control over financial reporting was effective, primarily due to a change in management that occurred on October 16, 2007 (simultaneous with the aforementioned reverse merger on that date).  Because sufficient documentary evidence was not available to us at the time that we conducted our evaluation of the effectiveness of internal control over financial reporting that would allow us to affirmatively conclude its effectiveness as of September 30, 2007, we were forced to conclude that internal control over financial reporting was not effective as of September 30, 2007.~~

This annual report does not include an evaluation by management of the effectiveness of our internal controls over financial reporting nor an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for certain public companies.

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