Form 10-K/A
period 2008-09-30
IdeaEdge, Inc
filed 2009-03-02
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note: This Amendment No. 1 to IdeaEdge, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008 is being filed solely to amend the information included herein with respect to Item 9 – Changes in and Disagreements with Accountants on Accounting.  Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission on November 7, 2008.

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

Signature	Title	Date
/s/ JAMES COLLAS James Collas	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	November 7, 2008
/s/ CHRIS NICOLAIDIS Chris Nicolaidis	Vice President of Business Development, Corporate Secretary and Director	November 7, 2008
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 7, 2008