Form 10-K/A
period 2007-09-30
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2009-05-13
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-27145

SOCIALWISE, INC.

(Name of small business issuer in its charter)

Colorado	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6440 Lusk Blvd., Suite 200
San Diego California	92121
(Address and of principal executive offices)	(Zip Code)

IdeaEdge, Inc.

(Issuer’s former name)

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

Explanatory Note: This Amendment No. 2 to Socialwise, Inc.’s (formerly known as IdeaEdge, Inc.) Annual Report on Form 10-KSB for the year ended September 30, 2007 is being filed solely to amend the information included herein with respect to Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure and Item 8A - Controls and Procedures.  Accordingly, this Amendment No. 2 should be read in conjunction with our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the Securities and Exchange Commission on January 11, 2008.

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information in this Item 8 concerns the change in the independent registered public accounting firm of our operating subsidiary, Socialwise, Inc., formerly known as IdeaEdge, Inc., which took place in November 2007.  This change does not concern the current independent registered public accounting firm of the Company, which is BDO Seidman, LLP.  BDO Seidman, LLP was appointed the independent registered public accounting firm of the Company on October 8, 2008 and remains its independent registered public accounting firm.

Weaver & Martin, LLC was dismissed as the independent registered public accounting firm of the Company’s subsidiary IdeaEdge, Inc., on November 13, 2007.  Weaver & Martin, LLC was the registered public accounting firm of IdeaEdge, Inc. prior to its acquisition by the Company on October 16, 2007.  Weaver & Martin, LLC audited the financial statements of the Company’s subsidiary as of June 30, 2007 and for the period April 3, 2007 (inception) to June 30, 2007.  The Company’s Board of Directors (functioning in the capacity of the Company’s Audit Committee) approved the dismissal of Weaver & Martin, LLC.

The reports of Weaver & Martin, LLC on the Company’s subsidiary’s June 30, 2007 (and the period then ended) financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company’s subsidiary to continue as a going concern.

During the period from the Company’s subsidiary’s engagement of Weaver & Martin, LLC up to the November 13, 2007 dismissal of Weaver & Martin, LLC, there have not been any disagreements between the Company and Weaver & Martin, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Weaver & Martin, LLC would have caused Weaver & Martin, LLC to make reference thereto in its reports on the Company’s audited financial statements, nor have there been any “reportable events,” as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

The Company provided Weaver & Martin, LLC with a copy of the disclosures made in this report before this report was filed with the Securities and Exchange Commission. The Company requested that Weaver & Martin, LLC furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the disclosure made herein. The Company received such letter from Weaver & Martin, LLC wherein it confirmed its agreement with the disclosure made herein. A copy of that letter is attached as Exhibit 16 hereto.

The November 13, 2007 dismissal of Weaver & Martin, LLC occurred after the closing of the October 16, 2007 acquisition of IdeaEdge, Inc. by the Company.  On November 13, 2007, the Company retained the services of Cordovano and Honeck, LLP, who were its auditors prior to its October 16, 2007 acquisition of IdeaEdge, Inc.  (Cordovano and Honeck, LLP or a predecessor firm were auditors of the Company since their appointment as independent auditors on March 28, 2001).  The Company’s Board of Directors approved of the retention of Cordovano and Honeck, LLP.  During the two years prior to the retention of Cordovano and Honeck, LLP, there were no discussions between their firm and our Company regarding the application of accounting principles or the type of audit opinion that might be rendered (in the event of their future retention upon a merger of our Company) that Cordovano and Honeck, LLP concluded was an important factor that our Company considered in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was subject to a disagreement or reportable event.

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

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  Our conclusion was based primarily on our Company’s historical inability to file the vast majority of its required annual and quarterly reports prior to the due dates established under Securities and Exchange Commission rules.  For example, our Company filed a Form 12b-25 Notification of Late Filing prior to the late filing of our annual report on Form 10-KSB for our 2007, 2006, 2005 and 2004 fiscal years.  Furthermore, our Company filed a Form 12b-25 Notification of Late Filing for two of three of our required quarterly reports on Form 10-QSB in 2006 and for three of three of our required quarterly reports on Form 10-QSB in 2007.  These deficiencies were discovered by our Company’s Chief Financial Officer upon his joining our Company in November 2007.  Our Company’s Chief Financial Officer determined to rectify these deficiencies by accelerating our Company’s internal financial accounting closing procedures as well as the timing of our annual external audits and our quarterly external reviews.  Beginning with fiscal year 2008, our Company has filed both our annual and quarterly reports prior to the date prescribed by Securities and Exchange Commission rules.

There has been no change in our internal controls over financial reporting during our the most recent fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include a report by management of the effectiveness of our internal controls over financial reporting nor an attestation report of the Company’s registered public accounting firm because such reports are not required to be filed by non-accelerated filers for the period covered by this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

Dated: May 8, 2009

Exhibit Index

Exhibit No.	Description
16*	Letter from Weaver and Martin dated May 8, 2009
*	Filed as an exhibit to this report

POWER OF ATTORNEY

We, the undersigned directors and/or officers of Socialwise, Inc. hereby severally constitute and appoint James Collas, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this registration statement has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ JAMES COLLAS James Collas	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	May 8, 2009
/s/ CHRIS NICOLAIDIS Chris Nicolaidis	Vice President of Business Development, Corporate Secretary and Director	May 8, 2009
/s/ MARK SANDSON Mark Sandson	Director	May 8, 2009
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 8, 2009