Form 10-Q/A
period 2007-12-31
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2009-05-13
CIK 1062273

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

IdeaEdge, Inc.

(Issuer’s former name)

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

Explanatory Note: This Amendment No. 1 to Socialwise, Inc.’s (formerly known as IdeaEdge, Inc.) Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 is being filed solely to amend the information included herein with respect to Item 3 – Controls and Procedures.  Accordingly, this Amendment No. 1 should be read in conjunction with our Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 filed with the Securities and Exchange Commission on February 14, 2008.

Item 3 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

May 8, 2009

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

May 8, 2009