Form 10-Q/A
period 2008-03-31
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2009-05-13
CIK 1062273

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

Explanatory Note: This Amendment No. 1 to Socialwise, Inc.’s (formerly known as IdeaEdge, Inc.) Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008 is being filed solely to amend the information included herein with respect to Item 3 – Controls and Procedures.  Accordingly, this Amendment No. 1 should be read in conjunction with our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008 filed with the Securities and Exchange Commission on May 15, 2008.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

May 8, 2009

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

May 8, 2009