Form 10-K/A
period 2008-09-30
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2009-05-13
CIK 1062273

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

Explanatory Note: This Amendment No. 2 to Socialwise, Inc.’s (formerly IdeaEdge, Inc.) Annual Report on Form 10-K for the year ended September 30, 2008 is being filed solely to amend the information included herein with respect to Item 9 – Changes in and Disagreements with Accountants on Accounting.  Accordingly, this Amendment No. 2 should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission on November 7, 2008.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information in this Item 9 concerns the change in the independent registered public accounting firm of our operating subsidiary, Socialwise, Inc., formerly known as IdeaEdge, Inc., which took place in November 2007.  This change does not concern the current independent registered public accounting firm of the Company, which is BDO Seidman, LLP.  BDO Seidman, LLP was appointed the independent registered public accounting firm of the Company on October 8, 2008 and remains its independent registered public accounting firm.

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