Form 10-Q
period 2009-03-31
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2009-05-13
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

At May 8, 2009, there were 43,251,992 shares outstanding of the issuer’s common stock (trading under the symbol SCLW), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 2 –

Sales of Unregistered Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

Submission of Matters to a Vote of Security Holders

Item 5 –

Other Information

Item 6 –

Exhibits and Reports on Form 8-K

Signatures

Exhibits

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of Socialwise, Inc. (formerly known as IdeaEdge, Inc.) (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

SOCIALWISE, INC. (formerly known as IdeaEdge, Inc.)
Condensed Consolidated Balance Sheets (unaudited)
Assets

	March 31, 2009	September 30, 2008

Current assets:
Cash and cash equivalents	$1,512,764	$1,379,282
Prepaid consulting services	-	110,366
Financing costs	63,750	-
Other current assets	37,208	7,867

Total current assets	1,613,722	1,497,515

Property and equipment, net of accumulated depreciation of
$10,398 ($3,244 at September 30, 2008)	32,527	8,474
Intangible assets	209,119	186,943
Other assets	5,052	5,688

	$1,860,420	$1,698,620

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$336,468	$340,364
Accrued and deferred personnel compensation	65,072	65,072
Note payable	477,500	-
Other current liabilities	13,973	13,506

Total current liabilities	893,013	418,942

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 10,400 shares issued and outstanding
(12,000 at September 30, 2008)	10	12
Common stock; $0.001 par value; 80,000,000 shares authorized; 42,739,242
shares issued and outstanding (39,766,580 at September 30, 2008)	42,739	39,767
Additional paid-in capital	10,289,346	7,716,515
Accumulated deficit	(9,364,688)	(6,476,616)

Total stockholders' equity	967,407	1,279,678

	$1,860,420	$1,698,620
See accompanying notes.

SOCIALWISE, INC. (formerly known as IdeaEdge, Inc.)
Condensed Consolidated Statements of Operations (unaudited)
For the three and six months ended March 31, 2009 and 2008

	For the three months ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008

Sales revenues	$-	1,741	$-	$2,589
Cost of sales	-	23,133	-	27,568

Gross margin	-	(21,392)	-	(24,979)

Operating expenses:
Selling and marketing	172,853	336,065	538,733	599,873
Loss due to impairment of prepaid licensing agreement	-	1,445,717	-	1,445,717
Operations, general and administrative	945,822	529,430	2,360,588	982,910

Total operating expenses	1,118,675	2,311,212	2,899,321	3,028,500

Loss from operations	(1,118,675)	(2,332,604)	(2,899,321)	(3,053,479)

Nonoperating income (expense):
Interest expense	-	(18,688)	-	(46,357)
Interest income	2,985	-	11,249	-

	2,985	(18,688)	11,249	(46,357)

Net loss and comprehensive net loss	$(1,115,690)	$(2,351,292)	$(2,888,072)	$(3,099,836)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.09)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	42,238,742	37,397,021	41,228,348	35,486,495

See accompanying notes.

SOCIALWISE, INC. (formerly known as IdeaEdge, Inc.)
Condensed Consolidated Statements of Cash Flows (unaudited)
For the six months ended March 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(2,888,072)	$(3,099,836)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	7,155	1,349
Stock based compensation	908,301	139,114
Consulting services rendered in exchange for common stock	110,366	351,634
Loss due to impairment and amortization of gift card inventory	-	180,300
Loss due to impairment of prepaid licensing agreement	-	1,446,187
Amortization and accretion of interest on licensing agreement payable	-	32,755
Interest expense subsequently forgiven	-	13,595
Changes in operating assets and liabilities:
Inventory	-	(2,500)
Other assets	(28,705)	(146)
Accounts payable and accrued liabilities	(3,896)	196,648
Accrued and deferred personnel compensation	-	21,540
Other liabilities	467	5,234

Cash flows from operating activities	(1,894,384)	(714,126)

Cash flows from investing activities:
Purchases of property and equipment	(31,208)	(8,388)
Additions to intangible assets	(22,176)	(112,113)

Cash flows from investing activities	(53,384)	(120,501)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,507,500	1,033,717
Net proceeds from note payable	573,750	-
Repayments of bridge loans payable	-	(416,500)
Payments to affiliate for fund raising activates	-	(100,000)

Cash flows from financing activities	2,081,250	517,217

Change in cash and cash equivalents during period	133,482	(317,410)

Cash and cash equivalents, beginning of period	1,379,282	520,613

Cash and cash equivalents, end of period	$1,512,764	$203,203

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing transactions:
Issuance of common stock in payment of fund raising commissions	$-	$168,338
Common stock issued in connection with note payable	$160,000	$-
Common stock issued in exchange for conversion of notes payable	$-	$666,000
Common stock issued in exchange for debt extinguishment, net of costs	$-	$55,125
Warrants issued in connection with purchase of intellectual property	$-	$56,950
Accrued interest forgiven	$-	$43,495

See accompanying notes.

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

1.

Basis of Presentation

Socialwise, Inc. (formerly known as IdeaEdge, Inc. and hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise-CA”), we develop and market innovative gifting and payment solutions.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SCLW.”

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2008 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  All intercompany amounts have been eliminated in consolidation.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company significantly past our September 30, 2009 fiscal year end.

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

Revenue Recognition

Revenue in 2008 was recognized on the accrual basis of accounting when earned.  In connection with our former business of issuing gift cards to purchase branded merchandise, we were responsible for providing merchandise to customers who purchased our gift cards.  Accordingly, we recognized revenue at the time that the gift cards were redeemed by customers in exchange for goods from our online website, the product had been shipped, the selling price was fixed, collection was reasonably assured and when both title and risk of loss transferred to the customer, provided no significant obligations remained.  Cash received in connection with unredeemed gift cards sold was recorded as deferred revenue until such time as the corresponding gift cards were redeemed for merchandise.  Deferred revenues totaled $13,815 at March 31, 2009 ($13,033 at September 30, 2008).  Sales revenues included sales taxes collected from the customer.

In connection with our on-going businesses, we recognize revenue at the time the product or service is purchased or contracted for by customers, the product has been shipped or the service rendered, the selling price and our commission for the transaction is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in connection with our products or services.

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Cash and cash equivalents

We consider all investments with a fixed principal repayment amount and an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

From time to time, we have maintained bank balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

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

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of publicly traded companies that exist in our industry.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities at March 31, 2009 were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  The new standard is a revision of previous guidance with respect to the proper accounting for business combinations.  SFAS 141R will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Management does not believe that SFAS 141R will have a material effect on our Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  The new standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Management does not believe that SFAS 160 will have a material effect on our Company’s consolidated financial statements.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-05 will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  Management does not believe that EITF 07-05 will have a material effect on our Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 144 or FSP 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.  FSP 14-1 requires the issuers of certain convertible debt instruments that may be settled in

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers’ nonconvertible debt borrowing rate.  FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  FSP 14-1 is required to be applied retrospectively to all periods presented.  Management does not believe that FSP 14-1 will have a material effect on our Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and we anticipate adoption in the first quarter of fiscal 2010. Management does not believe that FSP EITF 03-6-1 will have a material effect on our Company’s consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

3.

Finder and Investor Relations Services Agreements

Finder Services

We entered into a Finder Agreement effective June 1, 2008 with SPN, Inc. (“SPN”).  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or our Company’s equity securities) of 10% of all debt or equity funds raised by SPN on our Company’s behalf.  The Finder Agreement (as amended) also calls for the issuance to SPN of up to 500,000 of our Company’s restricted common shares.  SPN will receive one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock where SPN acts as a Finder, up to a maximum of $5,000,000 of gross proceeds raised.  Previously, the Finder Agreement called for the Company’s founders to issue the stock in consideration for funds raised from their personal holdings.  On May 8, 2009, our Company’s Board of Directors agreed to assume the founders’ liability for the issuance of the shares by the Company’s direct issuance to SPN of the shares earned under the agreement.

Payments of amounts incurred under the new Finder Agreement have been accounted for as a cost of capital raised and have been offset against capital raised under the agreement in the case of equity or capitalized for future amortization as additional interest expense over the life of the instrument in the case of debt.  From the inception of the Finder Agreement, in addition to cash and equity received in connection with funds raised, SPN has earned a total of 362,750 additional shares of our common stock to be issued.  Future issuances of our common stock to SPN will not have a material impact on our financial statements.

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

In November 2008, we entered into an agreement with Two Eight, Inc. (“Two Eight”) to provide investor relations services through December 31, 2008 to our Company in exchange for $100,000 in cash.  All amounts under the Two Eight agreement were charged to general and administrative expenses during the three months ended December 31, 2008.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  As compensation for his services, the Advisor will receive over the life of the contract and at our Company’s option either: 1) $241,200 or 2) 402,000 shares of

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

our common stock.  The Advisor will also receive five year warrants to purchase up to 352,000 shares of our common stock with an exercise price of $1.00 per share.

4.

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

SPN acted as a Finder in connection with the transaction.  SPN directed the payment of fees earned in connection with the funds raised totaling $162,750 to three recipients who assisted in the fund raising.  The fees were paid in cash ($120,000) and equity of our Company.  The equity portion of the Finder fee compensation consisted of 53,438 shares of our unregistered common stock and two year warrants to purchase an additional 13,360 shares of our common stock at an exercise price of $1.00 per share.  As further consideration for its services related to the sale of our common stock, our Company will issue an additional 162,750 shares to SPN.

5.

Issuance of Notes Payable

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting discounts, prepaid interest expense, and fees totaling $63,750 paid to SPN and its designee in connection with the transaction (no additional stock will be issued to SPN under the Finder Agreement with respect to this transaction).  The Note is neither convertible nor secured and carries certain operating and other covenants as well as prescribing certain events of default.  Upon the occurrence of an uncured event of default, the Note holder would be entitled to demand repayment of the entire amount outstanding under the Note multiplied by 115% and all remaining amounts outstanding would accrue interest at the rate of 20%.  We are required to use no less than 50% of the proceeds of any future equity or debt financing to repay the Note during the time that the Note remains outstanding.

We accounted for the Note by reducing the principal outstanding of $750,000 due December 31, 2009 by the discount ($45,000), prepaid interest ($67,500) and common stock issued to the lender (400,000 shares multiplied by our closing share price on the date of the transaction of $0.40 per share or $160,000).  The total amount discounted from the Note at March 31, 2009 was $272,500, leaving a net balance of $477,500.  The value of our common stock issued to the Note holder of $160,000 was added to stockholders’ equity at March 31, 2009.

6.

Intangible assets

Our intangible assets have a total value of $209,119 at March 31, 2009 and include a patent application acquired in March 2008 for $100,000 cash and warrants to purchase 100,000 shares of our Common Stock for $0.71 per share.  Also included in intangible assets are legal fees incurred in connection with our purchased patent and other patent applications.  We will amortize the cost of patents over their estimated economic life, commencing on the date the related patents are granted.

7.

Stock-based compensation

In October 2007, our stockholders approved the adoption of our IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  Intended Plan participants include employees, directors and consultants of our Company.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended and approved by our shareholders) shall not exceed (in the aggregate) 3,500,000 shares of common stock of our Company.

Through March 31, 2009, we have granted a total of 3,395,000 incentive and nonqualified stock options to four employees and two advisors under the Plan (1,814,998 vested as of March 31, 2009).  We have also issued 968,482 warrants to eleven advisors and Company consultants (614,566 vested as of March 31, 2009).  For purposes of accounting for stock-based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

During the three and six months ended March 31, 2009, we recognized stock-based compensation expense totaling $372,981 and $908,301, respectively ($73,959 and $139,114 during the three and six months ended March 31, 2008), in connection with the issuance of stock options and warrants.  For purposes of accounting for stock based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended March 31, 2009: expected life (in years) –  2.73 years; weighted average volatility –115.93%; forfeiture rate – 0%; risk-free interest rate – 1.4%; and expected dividend rate – 0%.    As of March 31, 2009, $1,038,025 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through March 2011.

8.

Warrants

We have outstanding warrants to purchase shares of our common stock as of March 31, 2009 as follows:

Shares Underlying Warrants	Exercise Price	Vested	Expiration Date
100,000	$0.71	100,000	12/31/2013
100,000	$1.45	100,000	6/23/2011
350,000	$2.25	175,000	9/8/2010
75,000	$2.40	18,750	9/22/2011
100,000	$2.45	58,335	9/24/2010
13,482	$2.08	11,235	10/9/2010
100,000	$1.00	100,000	10/17/2010
50,000	$1.85	50,000	11/4/2010
85,000	$0.90	21,250	12/12/2010
20,000	$0.90	5,000	12/19/2010
50,000	$0.40	50,000	3/25/2011
25,000	$0.40	25,000	3/25/2011
416,667	$0.60	416,667	2/28/2014
1,818,182	$0.50	1,818,182	12/5/2013
521,954	$1.00	521,954	12/12/2010
3,825,285		3,471,373

We issued warrants in December 2008 to purchase 521,954 shares of our common stock under the terms noted above in Note 3.  The $0.50 and $0.60 warrants issued in June and August 2008 have a call provision that allows our Company to require them to be exercised if we have registered the underlying shares of common stock and if the common stock maintains a closing market price of $1.00 per share for three consecutive trading days (subject to certain limitations).   The $0.50 and $0.60 warrants also carry additional provisions in favor of the warrant-holders including: (1) severe penalties for failure to timely deliver underlying share certificates upon exercise; 2) anti-dilution adjustments for any future issuances of common stock at prices less than the exercise price of the warrants; and 3) piggy-back registration rights (the shares underlying these warrants are subject to a registration statement under review by the Securities and Exchange Commission).

9.

Transactions with related parties

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.

10.

Income taxes

We currently estimate our Company’s net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $6,900,000 and $3,400,000, respectively, as of March 31, 2009.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Socialwise-CA

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

11.

Commitments and contingencies

The Company signed a lease agreement for office space through June 30, 2009 (subsequently modified to continue past June 30, 2009 on a month-to-month basis).  Rent expense totaled $7,641 and $14,847 for the three and six months ended March 31, 2009, respectively ($8,137 and $14,603 for the three and six months ended March 31, 2008, respectively).  The lease (as modified) calls for minimum monthly rentals of $2,758 from April 1, 2009 to June 30, 2009, for a total future commitment as of March 31, 2009 of $8,274.

Our Company entered into an agreement effective October 16, 2007 with its former President that provided for his assumption of all the liabilities of our Company and a former subsidiary incurred through October 16, 2007.  Through the date of this report, no one has asserted any liabilities of either the subsidiary or our Company arising prior to October 17, 2007.  Should the Company’s former President fail to honor his obligations under the agreement, we could ultimately be responsible for these liabilities.

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

Overview and Financial Condition

Our business, commencing with our October 16, 2007 acquisition of Socialwise-CA, is centered on the development, marketing and sale of innovative online gifting solutions and payment systems.  We have accounted for the operations of our Company prior to our acquisition of Socialwise-CA in our accompanying financial statements in accordance with the presentation guidance appropriate to a reverse merger, which is to say that the operations prior to October 16, 2007 reflected in our financial statements are those of Socialwise-CA.  Socialwise-CA’s operations commenced upon its corporate inception on April 3, 2007.

Results of Operations

Sales revenues

Our Company had no sales revenues for the three or six months ended March 31, 2009.  Our Company was focused on the completion and refinement of its Socialwise™ Group Gifting Platform (“SGGP”) and its BillMyParents™ payment system (“BMP”) during this period and did not make these product offerings available for use by the public while the products underwent further development.

BMP will be targeted at enabling parents and teens to link and communicate in order to guide responsible e-commerce transactions on the Internet.  We intend to re-launch BMP during our fiscal third quarter ended June 30, 2009 with significant features that we hope will be compelling to consumers.  We plan to make substantial efforts to market BMP to the public as a convenient and safe youth payment system during the third quarter as well.  While we are optimistic about the prospects for BMP, since this is a new product offering and we have not recognized any revenues to date, there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.

SGGP is targeted at enabling individual and group gifting using popular online social networks.  Online social networks have built-in features that facilitate group interaction through multiple communication tools.  We intend for our platform to be used to enhance applications that run in the social networking environment, and enable a new class of electronic commerce transactions.   We will continue our development efforts on the refinement of SGGP and while the platform is currently available for use by the public to initiate group gifting, we do not intend to focus significant marketing or additional development efforts toward SGGP at this time.  We do not believe that third quarter revenues from SGGP will be material.  Our previously announced arrangement with RockYou! continues in effect, although we are currently unable to estimate when the integration of SGGP into one of more of their applications will be completed.  SGGP is currently not available through the RockYou! application and will not be available through their application until such time, if ever, as the integration is completed.

Sales revenues for the three and six months ended March 31, 2008 totaled $1,741 and $2,589, respectively.  Sales revenues in 2008 were recognized in connection with our since discontinued American IdolTM gift card program.  We emerged from the development stage during the three months ended December 31, 2007.

Cost of Sales

There were no cost of sales for the three or six months ended March 31, 2009 ($23,133 and 27,568 for the three and six months ended March 31, 2008).  Our gross margin for the three and six months ended March 31, 2008 was a negative $21,392 and 24,979, respectively.  Due to the low volume of sales during fiscal 2008, we did not cover the basic costs in connection with the maintenance of fulfillment capabilities required to allow for the redemption of the American IdolTM gift card.  Due to our subsequent lack of success in reaching a sufficient level of revenues and positive gross margins from the program, we discontinued it in the third quarter of fiscal 2008.

Operating Expenses

Selling and marketing expenses for the three and six months ended March 31, 2009 totaled $172,853 and $538,733, respectively ($336,065 and $599,873 for the three and six months ended March 31, 2008, respectively).  Included in these expenses for the three and six months ended March 31, 2009 were employee compensation and related expenses of $48,662 and $94,287, respectively ($47,027 and $91,226 for the three and six months ended March 31, 2008, respectively), payments to consultants for business development, marketing and merchandising services totaling $39,850 and $85,904 ($15,000 and $49,200 in 2008), marketing, sales, creative services and public relations expenses of $52,365 and $106,695 ($23,361 and $67,550 in 2008), noncash stock-based compensation expenses totaling $24,588 and $236,385 ($5,097 and $12,556 in 2008), web development and maintenance expenses totaling $15,332 and $82,132 in 2008 and $224,623 and $284,723 charged during 2008 for expenses related to the amortization and impairment of previously purchased gift cards.  Expenses incurred in 2008 represented amounts incurred to market the American IdolTM gift card program.

Operations, general and administrative expenses for the three and six months ended March 31, 2009 totaled $945,822 and $2,360,588 ($529,430 and $982,910 for the three and six months ended March 31, 2008).  Included in these expenses for the three and six months ended March 31, 2009 were operations expenses in connection with building our two major IT platforms totaling $255,783 and $841,705, costs in connection with the establishment of our debit card initiative of $17,201 and $54,402, employee compensation and related charges of $200,141 and $376,877 ($165,829 and $312,672 in 2008), noncash stock-based compensation of $348,393 and $671,915 ($68,862 and $126,558 in 2008), cash and noncash charges in connection with the grant of common stock in connection with investor relations services totaling $210,366 for the six months ended March 31, 2009 ($351,635 in 2008), legal fees of $9,957 and $28,750 ($8,663 and $46,755 in 2008), accounting and auditing charges of $5,401 and $47,851($3,200 and $14,215 in 2008), outside consulting of $39,845 and $44,300 ($21,215 for the six months ended March 31, 2008), insurance of $10,500 and $24,360 ($14,398 and $20,648 in 2008) and facility related expenses of $8,055 and $16,011 ($8,647 and $15,617 in 2008).  The increase in charges related to employee compensation was due primarily to the addition of new software and system employees in 2009 and the inclusion of an additional Company officer for all of 2009 (this officer was only on board for part of 2008).

We recorded a loss due to impairment of our prepaid license agreement in connection with the American IdolTM branded gift cards totaling $1,445,717 for the three and six months ended March 31, 2008.  We recorded this charge because we made a determination during the three months ended March 31, 2008 that consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of advances to date.  The American IdolTM branded gift card program was subsequently discontinued during our fiscal quarter ended June 30, 2009.

Operating expenses for the three and six months ended March 31, 2009 totaled $1,118,675 and $2,899,321 ($2,311,212 and $3,028,500 for the three and six months ended March 31, 2008).  Noncash charges for stock-based compensation, investor relations services and depreciation included in these amounts for the six months ended March 31, 2009 totaled $1,025,822 ($492,097 in 2008).  Operating expenses net of noncash charges totaled $1,873,499 in 2009 ($2,536,403 in 2008).

Interest Income and Expense

For the three and six months ended March 31, 2009, interest income totaled $2,985 and $11,249, while interest expense totaled $18,688 and $46,357 for the corresponding periods in 2008.  Interest income in the current year arose from excess cash on deposit.  Interest expense in the prior year was the result of charges for the accretion of interest expense on a licensing agreement payable, as well as imputed interest (later forgiven) by the holders of notes payable outstanding during that period.

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2009, our net loss totaled $1,115,690 and $2,888,072 ($2,351,292 and $3,099,836 for the three and six months ended March 31, 2008).  Our basic and diluted net loss per share of $0.03 and $0.07 for the three and six months ended March 31, 2009 ($0.06 and $0.09 in 2008) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable.  At March 31, 2009, our total assets were $1,860,420 (including intangible assets for intellectual property and prepaid financing costs of   $209,119 and $63,750, respectively), while working capital totaled $720,709.  Total liabilities (including the unamortized balance of a $750,000 note payable due December 31, 2009 of $477,500) were $893,013 (all of which were current) and our stockholders’ equity totaled $967,407.  Our cash and cash equivalents balance at March 31, 2009 totaled $1,512,764.  The change in our financial position from the previous amounts reported at September 30, 2008 resulted from the sale of unregistered common stock and warrants to purchase common stock and the issuance of a note payable that resulted in additional net cash proceeds totaling $2,081,250, offset by negative cash flows from operating and investing activities totaling $1,947,768 during the same period.

Our total liabilities at March 31, 2009 included $65,072 in salary deferrals from our employees.  Of the $336,468 recorded as accounts payable and accrued liabilities at March 31, 2009, a total of $252,009 was due to one vendor for software programming services and two companies in connection with the procurement of the $750,000 note payable at March 31, 2009.  These amounts were subsequently paid in April 2009.

Plan of Operations

We continue to be dependent upon future revenues, additional sales of our equity securities or obtaining debt financing to meet our cash requirements.  Barring the generation of significant gross margin from our BMP platform or our raising additional capital, we estimate we do not have sufficient cash as of the date of this Quarterly Report to fund the operations of the Company significantly past our fiscal year end on September 30, 2009.  During the six months ended March 31, 2009, we raised additional equity funding totaling $1,507,500 (net of expenses) from the sale of our common stock and warrants to purchase shares of our Common Stock and $573,750 in net proceeds from a $750,000 note payable due December 31, 2009.

Longer term, we are attempting to raise additional equity financing through the sale of unregistered shares of our Company’s preferred and/or common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to continue to incur costs in improving, maintaining and marketing our SGGP and BMP over the rest of fiscal 2009.

Going Concern

As noted above, there exists an uncertainty about our ability to continue as a going concern significantly past the end of our current fiscal year in September 30, 2009, absent additional funding.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future equity financing to maintain our operations.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

We have a very limited operating history overall and have only recently embarked on our current corporate focus of providing online gifting and payment solutions.  We completed our acquisition of Socialwise-CA on October 16, 2007.  Socialwise-CA was formed in April 2007 to pursue opportunities in the gift card industry.  We do not currently have significant operating revenues and have a very limited operating history.  We do not have any historical financial data upon which to base planned operations. Because we have no operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Furthermore, we only recently embarked on a revised business focus centered on our Socialwise™ Group Gifting Platform (“SGGP”) and our BillMyParents™ payment system (“BMP”).  We have no experience as to whether this will be a popular program with consumers.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations for one year from the date of this report.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing SGGP and BMP, and at least a portion of these costs are expected to continue through at least June 2009.  If we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We face competition from other providers of gift cards, gift card services and online payment systems.  We will face competition from other providers of gift cards, gift card services and online payment services.  Many of these providers have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these providers also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

We have limited resources to develop our product offerings.  We face a challenging capital market at the same time that our Company has required funding for the development and marketing of our product offerings.  This has caused and will likely continue to cause us to restrict funding of the development of our products and to favor the development of one product offering over the other based on their relative estimated potentials for commercial success as evaluated by our management.  Our current focus is on BMP.  The failure of BMP to be commercially successful would substantially harm our business and results of operations.  Furthermore, in the future we may determine that it is in the best interest of our Company to severely curtail, license, jointly develop with a third party or sell one of our product offerings, which may be on terms which limit the revenue potential of the product offering to the Company.

We rely on third-party suppliers and distributors that are specific to our business and distribution channels such as processors, programmers, social networks and security advisors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Our business model includes our plan to incorporate SGGP and BMP within existing social networks.  We will be dependent on these social networks to allow our product offerings to run within their proprietary Internet websites.  Permission for our applications to run on social networks is revocable at any time at the discretion of the social networks. Should such social networks for any reason deny our applications access to their networks, this would substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Our ability to protect our intellectual property and proprietary technology surrounding our group gifting focus through patents and other means is uncertain. Our future success may depend significantly on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based.  Our pending U.S. patent application, which includes claims to material aspects of our products and services that are not currently protected by issued patents, may not be issued as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

We are dependent upon consumer tastes with respect to gift cards and preferred methods of payment for the success of our products and services. Our product offerings’ acceptance by consumers and their consequent generation of revenues will depend upon a variety of unpredictable factors, including:

•

Public taste, which is always subject to change;

•

The quantity and popularity of other gifting alternatives and payment systems available to the public;

•

The continued use and popularity of social networking sites such as Facebook and MySpace; and

•

The fact that the distribution and sales method chosen for the products and services we market may be ineffective.

For any of these reasons, our programs may be commercially unsuccessful.  If we are unable to market products which are commercially successful, we may not be able to recoup our expenses and/or generate sufficient revenues. In the event that we are unable to generate sufficient revenues, we may not be able to continue operating as a viable business and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Our Company is economically sensitive to general economic conditions, including continued weakening of the economy, therefore consumer purchases of discretionary items such as gift cards which make up a substantial portion of our current product offering could be adversely affected  and could consequently materially impact our Company’s sales of gift cards for the worse.   Consumer purchases are subject to cyclical variations, recessions in the general economy and future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items, including gift cards, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the success of SGGP or BMP.

A portion of the merchants whose gift cards will be sold by our Company, may encounter financial difficulties and in the future, default on their redemption obligations in connection with their cards we have in stock or have sold to consumers on their behalf, negatively affecting our Company’s reputation with consumers and potentially subjecting us to liabilities from said default and losses from the cards remaining in inventory.  Purchasers of gift cards, including our Company, are subject to the risk that merchants issuing the gift cards could default on the obligation to redeem the cards for the merchants’ goods or services.  Our Company could be affected both from an inventory standpoint (cards we have purchased for resale could become worthless) and from a consumer liability standpoint (consumers may press claims against our Company for losses they might suffer from a merchant’s default).  In the event that either of these two contingencies were to occur, our Company could potentially be subject to substantial losses which could affect our Company’s financial viability and lead an investor to lose a significant portion or all of his investment in our Company.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended September 30, 2008.  We currently project that our cash on hand and existing commitments for additional investment will not be sufficient to maintain our Company’s operations significantly beyond our fiscal year end September 30, 2009.  If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Our net operating loss carry-forward will be limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of Socialwise-CA, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting discounts, prepaid interest expense, and fees totaling $63,750 paid to SPN and its designee in connection with the transaction. The investor in the Note financing met the accredited investor definition of Rule 501 of the Securities Act.  The grant of 400,000 shares of common stock was made under Section 4(2) of the Securities Act.  The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.  The consideration received by the Company for the issuance of the shares of common stock was the investor’s agreement to provide the loan under the terms of the Note financing transaction.  The proceeds from this transaction will be used for further information systems development, marketing and sales and our Company’s operating expense and working capital requirements.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Our Company held its Annual Meeting on March 20, 2009, during which we submitted the following proposals to a vote of the shareholders.

1.

To elect three individuals to our Board of Directors to hold the office during the ensuing year or until their respective successors are elected and qualified;

2.

To approve amendments to the Company’s 2007 Stock Option Plan (the “Plan”) to increase the number of authorized shares of stock issuable under the Plan;

3.

To approve an amendment to our Amended and Restated Articles of Incorporation and bylaws to change our corporate name from IdeaEdge, Inc. to Socialwise, Inc.;

4.

To approve an amendment to our Amended and Restated Articles of Incorporation and bylaws to provide that cumulative voting shall not be allowed in the election of directors; and

5.

To ratify our selection of BDO Seidman, LLP as the auditors for our Company for the year ended September 30, 2008.

All of the items were approved by a majority vote of our shareholders and the number of votes for, against or withheld for each of the above proposals was as follows.

Proposal 1:
James Collas
  For: 28,619,154
  Against: 0
  Withheld: 9,240
Chris Nicolaidis
  For: 28,619,154
  Against: 0
  Withheld: 9,240
Mark Sandson
  For: 28,619,154
  Against: 0
  Withheld: 9,240

Proposal 2:
For: 26,278,589
Against: 2,349,805
Withheld: 0

Proposal 3:
For: 28,528,035
Against: 100,359
Withheld: 0

Proposal 4:
For: 28,528,155
Against: 100,239
Withheld: 0

Proposal 5:
For: 28,628,154

Against: 240
Withheld: 0

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

(a)

Exhibits

See Exhibit Index immediately following signatures.

(b)

Reports on Form 8-K

The Company filed a Form 8-K on February 4, 2009 disclosing information discussed at a meeting held with Company investors.

The Company filed a Form 8-K/A on March 3, 2009 and March 20, 2009 regarding disclosure and clarification of the disclosure of a change in accountants that occurred in November 2007.

The Company filed a Form 8-K on April 6, 2009 regarding the Company’s completion of a debt financing.

The Company filed a Form 8-K on May 1, 2009 regarding the Company’s change of its parent company incorporated in Colorado from IdeaEdge, Inc. to Socialwise, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

May 8, 2009

Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of Socialwise, Inc.
3.2*	Amended and Restated Bylaws of Socialwise, Inc.
10.23*	Strategic Advisor Agreement with Patrick Kolenik
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report