Form 10-Q
period 2009-06-30
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2009-08-13
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

IdeaEdge, Inc.

(Issuer’s former name)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ¨    No  ¨

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 10, 2009, there were 44,256,333 shares outstanding of the issuer’s common stock (trading under the symbol SCLW), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2009 and September 30, 2008

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2009 and 2008

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 1A-

Risk Factors

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

SOCIALWISE, INC. (formerly known as IdeaEdge, Inc.)
Condensed Consolidated Balance Sheets (unaudited)
Assets

	June 30, 2009	September 30, 2008

Current assets:
Cash and cash equivalents	$610,931	$1,379,282
Prepaid consulting services	-	110,366
Financing costs	42,500	-
Other current assets	33,860	7,867

Total current assets	687,291	1,497,515

Property and equipment, net of accumulated depreciation of
$13,976 ($3,244 at September 30, 2008)	28,950	8,474
Intangible assets	209,119	186,943
Other assets	5,052	5,688

	$930,412	$1,698,620

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$260,512	$340,364
Accrued and deferred personnel compensation	98,083	65,072
Note payable	555,055	-
Other current liabilities	13,885	13,506

Total current liabilities	927,535	418,942

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 9,050 shares issued and outstanding
(12,000 at September 30, 2008)	9	12
Common stock; $0.001 par value; 80,000,000 shares authorized; 43,711,083
shares issued and outstanding (39,766,580 at September 30, 2008)	43,711	39,767
Additional paid-in capital	10,939,327	7,716,515
Accumulated deficit	(10,980,170)	(6,476,616)

Total stockholders' equity	2,877	1,279,678

	$930,412	$1,698,620
See accompanying notes.

SOCIALWISE, INC. (formerly known as IdeaEdge, Inc.)
Condensed Consolidated Statements of Operations (unaudited)
For the three and nine months ended June 30, 2009 and 2008

	For the three months ended June 30,		For the nine months ended June 30,
	2009	2008	2009	2008

Sales revenues	$-	$1,817	$-	$4,406
Cost of sales	-	16,049	-	43,617

Gross margin	-	(14,232)	-	(39,211)

Operating expenses:
Selling and marketing	149,873	82,519	688,606	682,392
Loss due to impairment of prepaid licensing agreement	-	-	-	1,445,717
Operations, general and administrative	1,368,645	653,445	3,729,233	1,636,355

Total operating expenses	1,518,518	735,964	4,417,839	3,764,464

Loss from operations	(1,518,518)	(750,196)	(4,417,839)	(3,803,675)

Nonoperating income (expense):
Interest expense	(98,805)	(8)	(98,805)	(46,365)
Interest income	1,841	2,179	13,090	2,179

	(96,964)	2,171	(85,715)	(44,186)

Net loss and comprehensive net loss	(1,615,482)	(748,025)	(4,503,554)	(3,847,861)
Deemed preferred stock dividend	-	891,479	-	891,478

Net loss and comprehensive net loss	$(1,615,482)	$(1,639,504)	$(4,503,554)	$(4,739,339)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.11)	$(0.13)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	43,236,389	38,096,009	41,899,516	36,354,386

See accompanying notes.

SOCIALWISE, INC. (formerly known as IdeaEdge, Inc.)
Condensed Consolidated Statements of Cash Flows (unaudited)
For the nine months ended June 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(4,503,554)	$(3,847,861)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	10,732	2,213
Stock based compensation	1,471,753	337,734
Consulting services rendered in exchange for common stock	179,366	582,634
Loss due to impairment and amortization of gift card inventory	-	180,300
Loss due to impairment of prepaid licensing agreement	-	1,445,717
Amortization and accretion of interest expense	98,805	46,350
Changes in operating assets and liabilities:
Other assets	(25,357)	14,324
Accounts payable and accrued liabilities	(79,852)	165,418
Accrued and deferred personnel compensation	33,011	54,076
Other liabilities	379	13,472

Cash flows from operating activities	(2,814,717)	(1,005,623)

Cash flows from investing activities:
Purchases of property and equipment	(31,208)	(8,388)
Additions to intangible assets	(22,176)	(113,460)

Cash flows from investing activities	(53,384)	(121,848)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,507,500	1,408,717
Net proceeds from note payable	573,750	1,142,921
Repayments of bridge loans payable	-	(416,500)
Proceeds from exercise of warrants	18,500	-
Payments to affiliate for fund raising activates	-	(100,000)

Cash flows from financing activities	2,099,750	2,035,138

Change in cash and cash equivalents during period	(768,351)	907,667

Cash and cash equivalents, beginning of period	1,379,282	520,613

Cash and cash equivalents, end of period	$610,931	$1,428,280

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$8

Noncash investing and financing transactions:
Issuance of common stock in payment of fund raising commissions	$-	$168,338
Common stock issued in connection with note payable	$160,000	$-
Common stock issued in exchange for conversion of notes payable	$-	$666,000
Common stock issued in exchange for debt extinguishment, net of costs	$-	$55,125
Deemed preferred stock dividend	$-	$891,478
Warrants issued in connection with purchase of intellectual property	$-	$56,950
Accrued interest forgiven	$-	$43,495
Forgiveness of license agreement payable and write-off of prepaid license agreement	$-	$835,856

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2008 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  All intercompany amounts have been eliminated in consolidation.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company significantly past our September 30, 2009 fiscal year end.  Subsequent to the date of the accompanying financial statements and through August 7, 2009, we raised an additional $242,500 from the sale of 485,000 shares of our common stock and warrants to purchase 121,250 additional shares of common stock with an exercise price of $1.00 per share.

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

Revenue Recognition

Revenue in 2008 was recognized on the accrual basis of accounting when earned.  In connection with our former business of issuing gift cards to purchase branded merchandise, we were responsible for providing merchandise to customers who purchased our gift cards.  Accordingly, we recognized revenue at the time that the gift cards were redeemed by customers in exchange for goods from our online website, the product had been shipped, the selling price was fixed, collection was reasonably assured and when both title and risk of loss transferred to the customer, provided no significant obligations remained.  Cash received in connection with unredeemed gift cards sold was recorded as deferred revenue until such time as the corresponding gift cards were redeemed for merchandise.  Deferred revenues totaled $13,885 at June 30, 2009 ($13,033 at September 30, 2008).  Sales revenues included sales taxes collected from the customer.

In connection with our on-going businesses, we will recognize revenue at the time the product or service is purchased or contracted for by customers, the product has been shipped or the service rendered, the selling price and our commission for the transaction is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in connection with our products or services.

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

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities at June 30, 2009 were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

Financial Instruments

Our financial instruments are accounts and notes payable and cash and cash equivalents. The recorded values of accounts and notes payable and cash and cash equivalents approximate their fair values based on their short-term nature.

Advertising

We will expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  As of the date of this quarterly report, we are currently not involved in disputes, litigation and other legal actions.

Recently Issued Accounting Pronouncements

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal year beginning October 1, 2009) on a retrospective basis.  Management does not believe that FSP EITF 03-6-1 will have a material effect on our Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Statement is effective for our financial statements included herein and we evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission.

 In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for our Company’s annual financial statements ending September 30, 2009 and we do not expect the adoption to have a material impact on our consolidated financial statements.

3.

Finder and Investor Relations Services Agreements

Finder Services

We entered into a Finder Agreement effective June 1, 2008 with SPN Investments, Inc. (“SPN”).  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a Finder.  The Finder Agreement (as amended and supplemented as of August 12, 2009) also calls for the issuance to SPN of up to 1,000,000 of our Company’s restricted common shares along with five year warrants to purchase 350,000 shares of common stock with an exercise price of $1 per share as follows:

•

SPN will receive one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock, up to a maximum of 500,000 shares of common stock (362,750 shares earned through June 30, 2009).

•

SPN will receive 500,000 shares of common stock in connection with the sale of our Company’s unregistered common stock totaling $2,000,000 or more beginning July 1, 2009 and prior to September 30, 2009.

•

SPN received 175,000 vested five year warrants in May 2009 with an exercise price of $1.00 per share.  Should the Company raise $3,000,000 or more in gross proceeds from the sale of its unregistered common stock beginning July 1, 2009 and prior to September 30, 2009, SPN will receive an identical grant of warrants to purchase 175,000 shares of our common stock.

Previously, the Finder Agreement called for the Company’s founders to issue 500,000 shares of the common stock to SPN directly from their personal holdings.  On May 8, 2009, our Company’s Board of Directors agreed to assume the founders’ liability for the issuance of the shares by the Company’s direct issuance to SPN of the shares earned under the agreement.  Payments of amounts incurred under the new Finder Agreement have been accounted for as a cost of capital raised and have been offset against capital raised under the agreement in the case of equity or capitalized for future amortization as additional interest expense over the life of the instrument in the case of debt.

Investor Relations Services

SPN and our Company entered into a Consulting Agreement dated November 14, 2007 pursuant to which SPN provided investor relations and management consulting services to our Company through November 2008 in exchange for the issuance of 825,000 shares of our Company’s common stock.  In connection with this arrangement, we recognized a total of $924,000 of noncash consulting expense through November 2008, including $110,366 during the three months ended December 31, 2008.

In November 2008, we entered into an agreement with Two Eight, Inc. (“Two Eight”) to provide investor relations services through December 31, 2008 to our Company in exchange for $100,000 in cash.  All amounts under the Two Eight agreement were charged to general and administrative expenses during the three months ended December 31, 2008.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  As compensation for his services, the Advisor will receive over the life of the contract and at our Company’s option either: 1) $241,200 or 2) 402,000 shares of

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

our common stock.  The Advisor will also receive five year warrants to purchase up to 352,000 shares of our common stock with an exercise price of $1.00 per share.  During the three months ended June 30, 2009, the Advisor was issued 150,000 shares of common stock and warrants to purchase 100,000 shares of our common stock.  Noncash charges to operations during the three months ended June 30, 2009 in connection with our issuance of common shares and warrants to the Advisor totaled $108,000.

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

SPN acted as a Finder in connection with the transaction.  SPN directed the payment of fees earned in connection with the funds raised totaling $162,750 to three recipients who assisted in the fund raising.  The fees were paid in cash ($120,000) and equity of our Company.  The equity portion of the Finder fee compensation consisted of 53,438 shares of our unregistered common stock and two year warrants to purchase an additional 13,360 shares of our common stock at an exercise price of $1.00 per share.  As further consideration for its services related to the sale of our common stock, our Company issued an additional 162,750 shares to SPN.

Beginning July 1, 2009 through August 7, 2009, we entered into subscription agreements with 19 accredited investors pursuant to which we issued 485,000 shares of our common stock and warrants to purchase an additional 121,250 shares of our common stock with an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $242,500 ($218,250 net of expected expenses totaling $24,250).

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

We accounted for the Note by reducing the principal outstanding of $750,000 due December 31, 2009 by the discount ($45,000), prepaid interest ($67,500) and common stock issued to the lender (400,000 shares multiplied by our closing share price on the date of the transaction of $0.40 per share or $160,000).  The total amount discounted from the Note at March 31, 2009 was $272,500, leaving a net balance of $477,500.  The value of our common stock issued to the Note holder of $160,000 was added to stockholders’ equity at March 31, 2009.  During the three months ended June 30, 2009, we recognized interest expense in connection with the amortization of the financing costs and accretion of the note payable totaling $98,805.

6.

Intangible assets

Our intangible assets have a total value of $209,119 at June 30, 2009 and include a patent application acquired in March 2008 for $100,000 cash and warrants to purchase 100,000 shares of our Common Stock for $0.71 per share.  Also included in intangible assets are legal fees incurred in connection with our purchased patent and other patent applications.  Should the patents be granted, we will amortize their costs over their estimated economic life, commencing on the date the related patents are granted.

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

Through June 30, 2009, we have granted a total of 3,445,000 incentive and nonqualified stock options to five employees and two advisors under the Plan (2,231,039 vested as of June 30, 2009).  We have also issued 1,309,494 warrants to fourteen advisors and Company consultants (1,105,950 vested as of June 30, 2009).  For purposes of accounting for stock-based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  During the three months ended June 30, 2009, one holder exercised 50,000 warrants with an exercise price of $0.37 per share which resulted in net proceeds to the Company totaling $18,500.

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

During the three and nine months ended June 30, 2009, we recognized stock-based compensation expense totaling $563,453 and $1,471,753, respectively ($198,620 and $337,734 during the three and nine months ended June 30, 2008), in connection with the issuance of stock options and warrants.  For purposes of accounting for stock based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three and nine months ended June 30, 2009: expected life (in years) – 4.26 years and 3.11 years, respectively; weighted average volatility –139.76% and 124.04%, respectively; forfeiture rate – 0% in both periods; risk-free interest rate – 2.47% and 1.87%, respectively; and expected dividend rate – 0% in both periods.    As of June 30, 2009, $711,661 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through April 2011.

8.

Warrants

We have outstanding warrants to purchase shares of our common stock as of June 30, 2009 as follows:

Shares Underlying Warrants	Exercise Price	Vested	Expiration Date
100,000	$0.71	100,000	12/31/2013
100,000	$1.45	100,000	6/23/2011
350,000	$2.25	262,499	9/8/2010
75,000	$2.40	28,125	9/22/2011
100,000	$2.45	83,334	9/24/2010
4,494	$2.08	4,494	10/9/2010
100,000	$1.00	100,000	10/17/2010
50,000	$1.85	50,000	11/4/2010
85,000	$0.90	42,499	12/12/2010
20,000	$0.90	9,999	12/19/2010
50,000	$0.40	50,000	3/25/2011
25,000	$0.40	25,000	3/25/2011
100,000	$1.00	100,000	5/8/2014
250,000	$1.00	250,000	6/8/2014
416,667	$0.60	416,667	2/28/2014
1,818,182	$0.50	1,818,182	12/5/2013
521,954	$1.00	521,954	12/12/2010
4,166,297		3,962,753

We issued warrants to purchasers of our common stock in December 2008 to purchase 521,954 shares of our common stock under the terms noted above in Note 3.  The $0.50 and $0.60 warrants issued in June and August 2008 to purchasers of our preferred and common stock, have a call provision that allows our Company to require them to be exercised when both the following conditions are satisfied: 1) thirty-one days after we have an effective registration statement on file covering the underlying shares of common stock; and 2) the common stock maintains a closing market price of $1.00 per share for three consecutive trading days (subject to certain limitations).   The $0.50 and $0.60 warrants also carry additional provisions in favor of the warrant-holders including: (1) severe penalties for failure to timely deliver underlying share certificates upon exercise; 2) anti-dilution adjustments for any future issuances of common stock at prices less than the exercise price of the warrants; and 3) piggy-back registration rights (the shares underlying these warrants are subject to a registration statement under review by the Securities and Exchange Commission).

9.

Transactions with related parties

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.

10.

Income taxes

We currently estimate our Company’s net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $10,000,000 and $4,000,000, respectively, as of June 30, 2009.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Socialwise-CA

Socialwise, Inc. (formerly known as IdeaEdge, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

11.

Commitments and contingencies

The Company signed a lease agreement for office space through June 30, 2009 (subsequently modified to continue past June 30, 2009 on a month-to-month basis).  Rent expense totaled $7,570 and $22,417 for the three and nine months ended June 30, 2009, respectively ($8,110 and $22,714 for the three and nine months ended June 30, 2008, respectively).

At the time of our acquisition of Socialwise-CA , our Company entered into an agreement with our former President that provided for his assumption of all the liabilities of our Company and a former subsidiary incurred through October 16, 2007.  Through the date of this report, no one has asserted any liabilities of either the subsidiary or our Company arising prior to October 17, 2007.  Should the Company’s former President fail to honor his obligations under the agreement, we could ultimately be responsible for these liabilities.

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

Overview and Financial Condition

Our business, commencing with our October 16, 2007 acquisition of Socialwise-CA, is centered on the development, marketing and sale of innovative online payment systems and gifting solutions.  We have accounted for the operations of our Company prior to our acquisition of Socialwise-CA in our accompanying financial statements in accordance with the presentation guidance appropriate to a reverse merger, which is to say that the operations prior to October 16, 2007 reflected in our financial statements are those of Socialwise-CA.  Socialwise-CA’s operations commenced upon its corporate inception on April 3, 2007.

Results of Operations

Sales revenues

Our Company had no sales revenues for the three or nine months ended June 30, 2009.  Our Company was focused on the completion and refinement of its BillMyParents™ payment system (“BMP”) and its Socialwise™ Group Gifting Platform (“SGGP”) during this period and did not make these product offerings widely available for use by the general public while the products underwent further development.

BMP will be targeted at enabling parents and young people to link and communicate in order to guide responsible e-commerce transactions on the Internet.  We re-launched BMP during our fiscal third quarter ended June 30, 2009 with significant features that we hope consumers will find compelling.  Going forward, subject to receiving additional funding, we plan to make substantial efforts to market BMP to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering and we have not recognized any revenues to date, there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.

SGGP is targeted at enabling individual and group gifting using popular online social networks.  Online social networks have built-in features that facilitate group interaction through multiple communication tools.  We intend for our platform to be used to enhance applications that run in the social networking environment, and enable a new class of electronic commerce transactions.   We will continue our development efforts on the refinement of SGGP, but currently we do not intend to focus significant marketing or additional development efforts toward SGGP at this time.  We do not believe that future revenues from SGGP will be material until such time, if ever, as we decide to focus significant resources on it.

Sales revenues for the three and nine months ended June 30, 2008 totaled $1,817 and $4,406, respectively.  Sales revenues in 2008 were recognized in connection with our since discontinued American IdolTM gift card program.  We emerged from the development stage during the three months ended December 31, 2007.

Cost of Sales

There were no cost of sales for the three or nine months ended June 30, 2009 ($16,049 and $43,617 for the three and nine months ended June 30, 2008).  Our gross margin for the three and nine months ended June 30, 2008 was a negative $14,232 and $39,211, respectively.  Due to the low volume of sales during fiscal 2008, we did not cover the basic costs in connection with the maintenance of fulfillment capabilities required to allow for the redemption of the American IdolTM gift card.  Due to our subsequent lack of success in reaching a sufficient level of revenues and positive gross margins from the program, we discontinued it in the third quarter of fiscal 2008.

Operating Expenses

Selling and marketing expenses for the three and nine months ended June 30, 2009 totaled $149,873 and $688,606, respectively ($82,519 and $682,392 for the three and nine months ended June 30, 2008, respectively).  Included in these expenses for the three and nine months ended June 30, 2009 were employee compensation and related expenses of $62,415 and $156,701, respectively ($45,122 and $136,349 for the three and nine months ended June 30, 2008, respectively), payments to consultants for business development, marketing and merchandising services totaling $22,413 and $108,317 ($20,950 and $70,150 in 2008), marketing, sales, creative services and public relations expenses of $40,564 and $147,259 ($1,107 and $6,8657 in 2008), noncash stock-based compensation expenses totaling $19,338 and $255,723 ($12,964 and $25,520 in 2008), web development and maintenance expenses totaling $82,132 for the nine months ended June 30, 2008 and $284,723 charged during the nine months ended June 30, 2008 for expenses related to the amortization and impairment of previously purchased gift cards.  Expenses incurred in 2008 represented amounts incurred to market the American IdolTM gift card program.

Operations, general and administrative expenses for the three and nine months ended June 30, 2009 totaled $1,368,645 and $3,729,233 ($653,445 and $1,636,355 for the three and nine months ended June 30, 2008).  Included in these expenses for the three and nine months ended June 30, 2009 were operations expenses in connection with building our two major IT platforms totaling $348,044 and $1,136,907 ($16,692 and $24,857 in 2008), employee compensation and related charges of $307,291 and $684,167 ($157,141 and $469,813 in 2008), noncash stock-based compensation of $544,115 and $1,216,030 ($185,656 and $469,813 in 2008), cash and noncash charges in connection with the grant of common stock in connection with investor relations services totaling $279,366 for the nine months ended June 30, 2009 ($582,634 in 2008), legal fees of $24,840 and $53,590 ($5,981 and $52,736 in 2008), accounting and auditing charges of $9,499 and $57,350 ($1,462 and $15,677 in 2008), outside consulting of $25,390 and $69,690 ($21,215 for the nine months ended June 30, 2008), insurance of $10,838 and $35,198 ($9,730 and $30,378 in 2008) and facility related expenses of $8,344 and $24,355 ($8,676 and $24,293 in 2008).

We recorded a loss due to impairment of our prepaid license agreement in connection with the American IdolTM branded gift cards totaling $1,445,717 for the nine months ended June 30, 2008.  We recorded this charge because we made a determination during the three months ended June 30, 2008 that consumer purchases of American IdolTM branded gift cards were below a level that would result in more than an immaterial recovery of our Company’s prepayments of advances to date.  The American IdolTM branded gift card program was subsequently discontinued during our fiscal quarter ended June 30, 2008.

Operating expenses for the three and nine months ended June 30, 2009 totaled $1,518,518 and $4,417,839 ($735,964 and $3,764,464 for the three and nine months ended June 30, 2008).  Noncash charges for stock-based compensation, investor relations services and depreciation included in these amounts for the nine months ended June 30, 2009 totaled $1,661,851 ($922,581 in 2008).

Interest Income and Expense

For the three and nine months ended June 30, 2009, interest income totaled $1,841 and $13,090 ($2,179 in 2008), while interest expense totaled $98,805 for the three and nine months ended June 30, 2009 ($46,365 in 2008).  Interest expense in the current year arose from the amortization and accretion of financing costs and the discount on our note payable.  Interest expense in the prior year was the result of charges for the accretion of interest expense on a licensing agreement payable, as well as imputed interest (later forgiven) by the holders of notes payable outstanding during that period.

Net Loss and Net Loss per Share

For the three and nine months ended June 30, 2009, our net loss totaled $1,615,482 and $4,503,554 ($748,025 and $3,847,861 for the three and nine months ended June 30, 2008).  Our basic and diluted net loss per share of $0.04 and $0.11 for the three and nine months ended June 30, 2009 ($0.04 and $0.13 in 2008) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable.  At June 30, 2009, our total assets were $930,412 (including intangible assets for intellectual property and prepaid financing costs of $209,119 and $42,500, respectively), while working capital totaled a deficit of $240,244.  Total liabilities (including the unamortized balance of a $750,000 note payable due December 31, 2009 of $555,055) were $927,535 (all of which were current) and our stockholders’ equity totaled $2,877.  Our cash and cash equivalents balance at June 30, 2009 totaled $610,931.  The change in our financial position from the previous amounts reported at September 30, 2008 resulted from the sale of unregistered common stock and warrants to purchase common stock, proceeds from the exercise of stock warrants and the issuance of a note payable that resulted in additional net cash proceeds totaling $2,099,750, offset by negative cash flows from operating and investing activities totaling $2,868,101 during the same period.

Our total liabilities at June 30, 2009 included $65,072 in salary deferrals from our employees.  Of the $260,512 recorded as accounts payable and accrued liabilities at June 30, 2009, a total of $175,903 was due to one vendor for software programming services.

Plan of Operations

We continue to be dependent upon future revenues, additional sales of our equity securities or obtaining debt financing to meet our cash requirements.  During the nine months ended June 30, 2009, we raised additional equity funding totaling $1,507,500 (net of expenses) from the sale of our common stock and warrants to purchase shares of our Common Stock and $573,750 in net proceeds from a $750,000 note payable due December 31, 2009.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we estimate we do not have sufficient cash as of the date of this Quarterly Report to continue to fund the operations of our Company significantly past our September 30, 2009 fiscal year end.   From July 1, 2009 through August 7, 2009, we raised an additional $242,500 from the sale of 485,000 shares of our common stock and warrants to purchase 121,250 additional shares of common stock with an exercise price of $1.00 per share.

Longer term, we continue our attempts to raise additional equity financing through the sale of unregistered shares of our Company’s preferred and/or common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

We have a very limited operating history overall and have only recently embarked on our current corporate focus of providing online gifting and payment solutions.  We completed our acquisition of Socialwise-CA on October 16, 2007.  Socialwise-CA was formed in April 2007 to pursue opportunities in the gift card industry.  We do not currently have significant operating revenues and have a very limited operating history.  We do not have any historical financial data upon which to base planned operations. Because we have no operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Furthermore, we only recently embarked on a revised business focus centered on our BillMyParents™ payment system (“BMP”) and our Socialwise™ Group Gifting Platform (“SGGP”).  We have no experience as to whether these will be popular programs with consumers.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations significantly past our September 30, 2009 fiscal year end.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing BMP and SGGP.  If we fail to achieve sufficient revenues and gross margin, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.  Additionally, our 12% Senior Note (the “Note”) payable in the amount of $750,000 is due on December 31, 2009.  The Company does not have sufficient cash as of the date of this Quarterly Report to repay the Note.  If we fail to achieve sufficient revenues or to raise additional adequate financing to repay the Note, our business may be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We face competition from other online payment systems and providers of gift cards and gift card services.  We will face competition from other companies with similar product offerings.  Many of these companies have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these companies also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

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

We rely on third-party suppliers and distributors that are specific to our business and distribution channels such as processors, programmers, social networks and security advisors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Our business model includes our plan to incorporate BMP and SGGP within existing social networks.  We will be dependent on these social networks to allow our product offerings to run within their proprietary Internet websites.  Permission for our applications to run on social networks is revocable at any time at the discretion of the social networks. Should such social networks for any reason deny our applications access to their networks, this would substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We are dependent upon consumer tastes with respect to preferred methods of payment and gift cards for the success of our products and services. Our product offerings’ acceptance by consumers and their consequent generation of revenues will depend upon a variety of unpredictable factors, including:

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

Additionally, since the fall of 2008 there has been significant deterioration in the global credit and equity markets. Recessionary conditions in the global economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to further debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations.

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

While our management has evaluated our internal controls over financial reporting as effective in our most recent annual report of Form 10-K, in the future our independent auditors may not be able to certify as to their effectiveness at the time that such certification is required, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. While our management has evaluated our internal controls over financial reporting for the purpose of allowing management to report on them (and has evaluated them as effective in our most recent evaluation), our independent auditors in the future will be required to attest to them as well.  This is required (and will be required during our fiscal year ended September 30, 2010 for our Company as currently mandated) by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC, which we collectively refer to as Section 404. If in the future our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

Beginning July 1, 2009 and through the date of this report, we have sold 485,000 shares of our common stock at $0.50 per share, bringing our Company gross proceeds of $242,500.  Each four shares of common stock sold were accompanied by a warrant to purchase one additional share of common stock at an exercise price of $1.00 per share (121,250 warrants issued therewith).

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

On August 12, 2009, our Company entered into an agreement with SPN Investments, Inc. (“SPN”) that supplemented and amended its existing Finder Agreement with SPN.  The supplement amends the Finder Agreement to call for the issuance to SPN of up to 1,000,000 of our Company’s restricted common shares along with five year warrants to purchase 350,000 shares of common stock with an exercise price of $1 per share as follows:

•

SPN will receive one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock, up to a maximum of 500,000 shares of common stock (362,750 shares earned through June 30, 2009).

•

SPN will receive 500,000 shares of common stock in connection with the sale of our Company’s unregistered common stock totaling $2,000,000 or more subsequent to July 1, 2009 and prior to September 30, 2009.

•

SPN received 175,000 vested five year warrants in May 2009 with an exercise price of $1.00 per share.  Should the Company raise $3,000,000 or more in gross proceeds from the sale of its unregistered common stock subsequent to July 1, 2009 and prior to September 30, 2009, SPN will receive an identical grant of warrants to purchase 175,000 shares of our common stock.

This summary of the terms of the agreement with SPN is qualified in its entirety by reference to the agreement which is filed as an exhibit to this report.

Item 6 – Exhibits and Reports on Form 8-K

(a)

Exhibits

See Exhibit Index immediately following signatures.

(b)

Reports on Form 8-K

Our Company filed a Form 8-K on May 13, 2009 announcing its receipt of notice from NASDAQ of the effectiveness of its name change on the over the counter bulletin board from IdeaEdge, Inc. to Socialwise, Inc. and its new ticker symbol of SCLW.

Our Company filed a Form 8-K on July 20, 2009 disclosing a presentation given to shareholders that was posted on our Company’s website.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

August 12, 2009

Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of Socialwise, Inc.
3.2*	Amended and Restated Bylaws of Socialwise, Inc.
10.24*	Supplemental Finder Agreement with SPN Investments, Inc.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report