Form 10-K
period 2009-09-30
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2009-12-24
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2009

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

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity on March 31, 2009 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $0.40) was approximately $10,909,797.   Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At December 21, 2009, there were 47,677,697 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOCIALWISE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

Item 14 - Principal Accountant Fees and Services

PART IV

Item 15 - Exhibits

Signatures

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of Socialwise, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

Item 1 - Description of Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means IdeaEdge, Inc., a Colorado corporation, its wholly-owned subsidiary Socialwise, Inc., a California corporation or their management.

History

Our Company was originally incorporated in the State of Colorado on May 14, 1990 as “Snow Eagle Investments, Inc.” and was inactive from 1990 until 1997.   In April 1997, the Company acquired the assets of 1st Net Technologies, LLC, a California limited liability company, and the Company changed its name to “1st Net Technologies, Inc.” and operated as an Internet commerce and services business.  In August 2001, the Company suspended its operations, and from August 2001 to August 2004, the Company was in search of a reorganization candidate.  In September of 2005, the Company acquired VOS Systems, Inc. (the “VOS Subsidiary”) as its wholly owned subsidiary and the Company changed its name to “VOS International, Inc.” and traded under the symbol “VOSI.OB”.  The VOS Subsidiary operated as a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products.  On October 16, 2007, we completed the acquisition of Socialwise, Inc. (formerly IdeaEdge, Inc., a California corporation) (“Socialwise-CA”) and changed our Company’s name to “IdeaEdge, Inc.”  Our Company commenced trading under the symbol “IDED.OB” on October 18, 2007 which was changed to “IDAE.OB” on March 14, 2008.  Through Socialwise-CA, we develop and market innovative online and traditional retail youth payment solutions.  On May 1, 2009, we changed our name from IdeaEdge, Inc. to Socialwise, Inc.  On May 13, 2009, our stock commenced trading under the symbol “SCLW.OB”.

Current Business

We intend to capitalize on the popularity of Internet commerce and social networks by offering an online payment platform, BillMyParentsTM (“BMP”).  BMP is designed to enable parents and young people to link and communicate in order to guide responsible e-commerce transactions on the Internet.  We re-launched BMP during our fiscal third quarter ended June 30, 2009 with significant features that we hope will find high market acceptance.  Going forward and subject to receiving additional funding, we plan to make substantial efforts to market BMP to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering and we have not recognized material revenues to date, there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.

 During the greater part of fiscal year 2009, we expended significant efforts to develop our Socialwise™ Group Gifting Platform (“SGGP”).  SGGP is targeted at enabling individual and group gifting using popular online social networks.  Given the perceived opportunities available to our Company, our management made a strategic decision to focus all of our efforts on the development and marketing of the BMP platform and to delay further efforts to develop and commercialize SGGP.  While we intend in the future to possibly resume our development efforts on the refinement of SGGP, we do not believe that future revenues from SGGP will be material until such time, if ever, as we decide to again focus significant resources on it.

Market Overview and Business Model

We believe there is outstanding opportunity available to our Company to provide a needed solution to a significant impediment to online commerce.  According to the 2007 Harris Interactive Youth Pulse Market Research Report, there are in excess of $40 billion dollars in annual Internet sales that young people research online but end up either not purchasing or purchasing from other sources.  The number one reason cited for this failure of young people to complete these sales transactions was their lack of a payment means.

Most online transactions are completed through the use of credit cards.  The overwhelming majority of young people do not have the ability to pay for online purchases this way.  Use of parents’ credit cards is problematic due to their justified reluctance (for security reasons) to giving their children their credit card information.  Also, young people and their parents are seldom in the same physical location when an online sales opportunity arises.

We believe BMP will provide a unique solution in order to facilitate these previously lost sales.  With one click and the young person’s provision of two email addresses and a short message, the parent receives a request for payment from the child.  The parent has the option to accept, deny or request more information about the transaction.  Upon acceptance, the parent provides information to two screens in order to complete the transaction.

BMP transactions can be processed either by Socialwise (where we process the purchase through our credit card processing company) or by the participating merchant (in which case we integrate our system with the merchant’s online payment systems).  For transactions that we process, we charge a modest fee on a per transaction basis (typically paid by the consumer) and a percentage of the sale amount (paid by the merchant).  We believe that our current and planned per-transaction fees are market competitive and provide consumers with superior value in that BMP allows for security and safety online.  We also believe that the percentage transaction fees are competitive with the market for other payment options available to merchants and provide them with a method to capture previously foregone youth sales opportunities.

Strategy

We have a sequential plan to introduce BMP to interested potential users.  We began with our introduction in May 2009 of the first BMP website and online shopping site powered by Amazon.com.  The site showcased BMP and highlighted the benefit of the system to merchants and end-consumers.  The fully functional shopping tab highlighted how both merchants and consumers can use BMP.  We followed the website introduction with announcements of agreements with four independent online gaming sites to include BMP as a payment option (two of which are currently implemented and fully functional).  In October 2009, we signed an agreement with Offerpal Media (“Offerpal”), an aggregator of online payment options.  Our agreement with Offerpal could result in BMP being offered in the future as a payment option to Offerpal’s roster of partners that depend on Offerpal to monetize their applications.

We plan to continue to introduce new features to the market that we believe will cause the public to associate BMP with responsible youth spending.  Among our planned new features is the introduction of a debit card for BMP users.  We plan to differentiate our BMP debit card with special features that enhance youth financial safety and give parents the ability to easily monitor and control spending.  While including features that are new to the market, we plan to price our debit card competitively to those currently available to youth.  We plan to make potential consumers aware of BMP through marketing with endorsements from well known action sports personalities.  We plan to also pursue action sports retail channel partners and advertising and promotion through popular youth television channels.

We plan to follow up these activities with plans to actively court popular online retailers.  We expect to be able to show the retailers the benefits that BMP will bring to their sites in the form of increased purchases from youth consumers, a highly sought-after customer.  By including BMP as a payment option with taglines such as “Get It Now with BillMyParents, No Credit Card Required,” we believe online merchants will be able to realize youth sales that are currently lost for reasons previously discussed.

Financial Model

Revenues from BMP are expected to the derived from fees from merchants and users, as noted above, as well as charges realized upon initiation and on an ongoing basis for debit cards we plan to introduce.  The direct costs incurred by us in connection with BMP will include discounts and per transaction fees from credit card companies and amounts paid to our processing partner for debit card issuance and transaction costs.

We continue to extensively employ outside consultants for the build out and ongoing maintenance of the platform and payment system, as well as for marketing, design, business development and other general and administrative functions of our Company.  While we intend to restrict the number of new employees we add to our Company’s workforce, we believe that new personnel will be necessary at some time in the future in the areas of project management, software programming, operations, accounting and administration.

Barriers to Entry

Our company has applied for a patent in connection with BMP (in addition to a patent application under review in connection with SGGP).  We believe that the business processes in connection with BMP are original to our Company; however we may discover that others have patent claims of which we are currently unaware.   Should we be successful in obtaining the grant of the patent under application and should we be successful in countering any challenges to its validity that might emerge, the lifetime of the granted patents would be twenty years.  Should the patent application in question be approved, it could give us a cost advantage from the license fees that future potential competitors would be required to pay as well as revenues from said license fees.  There can be no assurance however that we will be successful in receiving such a patent.

Competitive Business Conditions

The market for alternate payment systems for Internet purchases is large, growing, and highly competitive.  We define alternate payment systems as payment systems for Internet purchases that do not involve a consumer’s use of his own credit card.  We have identified a number of providers of alternate payment systems.

PayPalTM is a pioneer provider of alternatives to credit card use for Internet purchases.  PayPalTM facilitates transactions between online buyers and sellers and first became popular for commerce interactions over online auction sites such as eBay (eBay purchased PayPalTM in 2002).  Users of PayPalTM establish accounts that are funded by the customer, either through the customer’s credit card or a bank account.  Upon establishment of the account, a customer can designate that online payments be charged against his PayPalTM account balance.  PayPalTM has announced its intention to service the youth payment market through initiatives that would allow owners of PayPalTM accounts to establish allowance accounts for others (e.g. children) that the parents can fund as desired.  PayPalTM could potentially present a strong challenge to the BMP program given its substantial name recognition and financial strength.

There are many mobile phone providers that have adopted services allowing a subscriber to make online purchases through his mobile phone account.  Online merchants must agree to accept payments in this form and a relationship between the merchant and the phone company is required.  Once established however, this method of payment has proven popular with a number of merchants’ online product offerings.  For reasons of convenience and breadth of their user communities, mobile phone providers could represent significant competition to BMP in our targeted market.

Several debit card providers have products that seek to facilitate online commerce through added features aimed at both merchants and consumers.  There are several debit card providers that specifically target youth in the product offerings.  These debit cards represent a way for parents to control youth spending online and provides an attractive option for many online purchases.

There are many reward systems established which allow under-age consumers to purchase primarily services online.  Potential purchasers are given credits toward purchases in exchange for taking surveys, providing referrals, and engaging in other online activities desired by merchants.  These reward systems can pose significant competition to BMP in our targeted market due to their capability for overcoming an identified obstacle for higher youth online spending: lack of access to a method of payment.

In summary, while we face potential future competition from other providers of alternate payment solutions, we currently believe our products offer distinct features that target markets not well served by the potential competitors mentioned above. However, many of these firms have longer operating histories, greater name recognition, and greater financial, technical, and marketing resources than we.   Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customer demand and market share to support the cost of our operations.

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

Risks Related to Our Business

We have a very limited operating history overall and have only recently embarked on our current corporate focus of providing online payment solutions.  We completed our acquisition of Socialwise-CA on October 16, 2007.  Socialwise-CA was formed in April 2007 to pursue opportunities in the gift card industry.  We have since refocused our efforts on facilitating commerce for young consumers.  We do not currently have significant operating revenues and have a very limited operating history.  We do not have any historical financial data upon which to base planned operations. Because we have no operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Furthermore, we only recently embarked on a revised business focus centered on BMP.  We have no experience as to whether BMP will be popular programs with consumers.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations through the end of our fiscal year ended September 30, 2010 and could severely hinder our progress towards our business objectives significantly before this date.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing BMP (and previously SGGP).  If we fail to achieve sufficient revenues and gross margin with BMP, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.  Additionally, our 12% Senior Note (the “Note”) payable in the amount of $750,000 (accreted balance of $645,206 at September 30, 2009) with a projected outstanding balance of $375,000 as of the date of this report, is due on December 31, 2009 (or February 28, 2010 should our Company exercise our option to extend the term of maturity).  If we fail to raise additional adequate financing to repay the Note, our business may be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We face competition from other online payment systems.  We will face competition from other companies with similar product offerings.  Many of these companies have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these companies also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

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

We rely on third-party suppliers and distributors that are specific to our business and distribution channels such as processors, programmers, social networks and security advisors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Our current business model includes our plan to incorporate BMP within existing social networks.  We will be dependent on these social networks to allow our product offerings to run within their proprietary Internet websites.  Permission for our applications to run on social networks is revocable at any time at the discretion of the social networks. Should such social networks for any reason deny our applications access to their networks, this could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Our ability to protect our intellectual property and proprietary technology surrounding BMP and SGGP is uncertain. Our future success may depend significantly on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based.  Our pending U.S. patent application, which includes claims to material aspects of our products and services that are not currently protected by issued patents, may not be issued as patents in a form that will be advantageous to us. Any patents we obtain in the future may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

We are dependent upon consumer tastes with respect to preferred methods of online payment for the success of our products and services. Our product offerings’ acceptance by consumers and their consequent generation of revenues will depend upon a variety of unpredictable factors, including:

•

Public taste, which is always subject to change;

•

The quantity and popularity of other payment systems available to the public;

•

The continued use and popularity of social networking sites; and

•

The fact that the distribution and sales methods chosen for the products and services we market may be ineffective.

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

Our Company is economically sensitive to general economic conditions, including continued weakening of the economy; therefore a reduction in consumer purchases of discretionary items could consequently materially impact our Company’s future revenues from BMP for the worse.   Consumer purchases are subject to cyclical variations, recessions in the general economy and the future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the success of BMP.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal years ended September 30, 2009 and 2008.  We currently project that our cash on hand and existing commitments for additional investment will not be sufficient to maintain our Company’s operations significantly beyond our fiscal year end September 30, 2009.  If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.  The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

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

Our net operating loss carry-forward is limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of Socialwise-CA, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

Newly effective accounting rules will cause an unfavorable change to the accounting for our financial position.  Beginning October 1, 2009, we will be required to account for certain previously issued preferred stock and warrants in accordance with the guidance issued by the Emerging Issues Task Force (“EITF”) with respect to the determination of whether an instrument (or embedded feature) is indexed to our Company’s own stock.  Our adoption of the EITF’s guidance could mean that certain of our preferred stock and warrants (the “Instruments”) will no longer be recorded in equity until such time (if ever) that we are able to require their exercise or conversion into our common stock as per our Company’s rights under the Instruments.  This accounting will arise due to the anti-dilution provisions of the Instruments which reduce their future exercise or conversion price in the event our Company in the future either issues equity shares for a price that is lower than the exercise or purchase price of those instruments or issues new warrants or convertible instruments that have a lower exercise price (such an actual reduction of our warrants outstanding and their strike prices occurred in October 2009).  We are in the process of determining whether the adoption of the standard will result in a material retrospective reclassification of the fair value of the Instruments from stockholders’ equity to liabilities.

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

Our executive officers, directors and insider stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, any of our existing outside principal stockholders together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

While our management has evaluated our internal controls over financial reporting as effective in our most recent annual report of Form 10-K, in the future our independent auditors may not be able to certify as to their effectiveness at the time that such certification is required, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. While our management has evaluated our internal controls over financial reporting for the purpose of allowing management to report on them (and has evaluated them as effective in our most recent evaluation), our independent auditors in the future will be required to attest to them as well.  This could be required as soon as our fiscal year ended September 30, 2010, as currently mandated by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC, which we collectively refer to as Section 404. If in the future our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We are dependent for our success on a few key executive officers, particularly our Company’s Chief Executive Officer. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team.  We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals may voluntarily terminate his employment with the Company at any time. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

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

Item 2 – Description of Property

Our corporate offices are located at 6440 Lusk Blvd., Suite 200, San Diego California 92121, where we lease approximately 1,932 square feet of office space.  This lease is on a month-to-month basis.  The monthly rental payment for the facility is approximately $2,600.  We believe this facility is in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of any ultimate liability from such claims cannot be determined.  However, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5 – Market for Common Stock and Related Stockholder Matters

Our common stock trades publicly on the OTC Bulletin Board under the symbol "SCLW.OB."  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended September 30, 2009	High	Low
Fourth Quarter	$0.80	$0.49
Third Quarter	1.01	0.30
Second Quarter	0.84	0.35
First Quarter	2.34	0.83

For the year ended September 30, 2008
Fourth Quarter	$2.75	$2.01
Third Quarter	2.06	0.58
Second Quarter	1.23	0.95
First Quarter	1.18	0.75

The prices in the table above have been adjusted for the 25 to 1 reverse stock split which was effective as of October 16, 2007 and a 3 for 1 forward split which was effective on March 12, 2008.  Our stock began trading on the OTC Bulletin Board under the symbol “IDED.OB” on October 18, 2007 and was later changed to “IDAE.OB” on March 12, 2008 and to “SCLW.OB” on May 13, 2009.  The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of December 21, 2009, 47,677,697 shares of our common stock were issued and outstanding, and held by approximately 328 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2009, with respect to compensation plans under which our common stock is authorized for issuance.

Effective October 16, 2007, our Company adopted the 2007 Equity Incentive Plan which is the only compensation plan under which our common stock is authorized for issuance, and the 2007 Equity Incentive Plan has been approved by our stockholders.  The table below sets forth information as of September 30, 2009 with respect to the 2007 Equity Incentive Plan:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
3,445,000	$0.79	55,000

(1)

Subject to shareholder approval of amendment to the plan approved by our Board of Directors to increase the number of authorized shares of stock issuable under the Plan.

Recent Sales of Unregistered Securities

During the year ended September 30, 2009, we sold the following securities without registration under the Securities Act that were not previously disclosed on Form 10-Q or Form 8-K.

Through September 30, 2009, we sold 735,000 shares of our unregistered common stock to 24 accredited investors along with warrants to purchase an additional 183,750 shares of common stock for $1.00 per share, for net proceeds totaling $330,750 (net of cash commission totaling $36,750).  We are also required to issue an additional 36,750 shares of common stock as compensation in connection with the sale of our common stock.

Each of the transactions described above was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.  None of the transactions were conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

We continue to raise additional equity financing to finance future financing, investing and working capital needs.  However, there can be no assurance that we will be successful in raising any funds or under what terms we can raise funds.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Socialwise-CA.  Our Company purchased Socialwise-CA on October 16, 2007.  We have no other operations than those of Socialwise-CA.

Results of Operations

Sales revenues

Our Company had no revenues from BMP through September 30, 2009.  We released our BMP product in May 2009 and integrated it with two online game (non-gambling) sites on a limited basis in August 2009.  While the release enabled us to confirm that the BMP system works on a third party e-commerce site accessible by the public, it was only minimally promoted as per our rollout plan, and we recognized no revenues therefrom.  In the future, we will recognize as revenues only the portion of the transaction that we receive from our merchant partners and not the entire monetary value of the transaction we process.

We will continue to attempt to optimize the placement of our BMP button used to access our system as well as collaborate with our online merchant partners to more effectively promote the BMP payment option.  We also intend to implement BMP with additional online game merchants (three of which we have signed agreements) and to integrate our system with online payment systems aggregators such as Offerpal Media (with whom we also have a signed agreement).  We believe that by expanding the amount of online exposure for BMP, we will develop greater consumer brand awareness and increase the likelihood for both youth requests and payor conversions.

SGGP is targeted at enabling individual and group gifting using popular online social networks.  We have not however recognized any revenues to date under SGGP and have chosen to focus our Company’s entire limited resources on BMP at this time.  While we currently intend to place future focus again on SGGP, it is uncertain at this time whether that will occur and to what extent we will devote resources to SGGP.  Therefore, there can be no assurance that SGGP will turn out to be a successful product offering for us or that it will generate sufficient revenues with adequate margins in the future.

Our Company emerged from the development stage during the quarter ended December 31, 2007.  Sales revenues for the year ended September 30, 2008 were $6,564 and consisted entirely of sales revenues under the discontinued American IdolTM gift card program.

Cost of Sales

There was no cost of sales for the year ended September 30, 2009.  We accordingly had no gross margin for the same period.  We will include the costs of credit card transactions that we process in cost of sales.  Our gross margin will be adversely affected until (should we be successful) our future volume of transactions are sufficient to cover the monthly fixed costs associated with our ability to accept credit card payments from customers.

Cost of sales for the year ended September 30, 2008 was $47,805.  Included in costs of sales were charges for the write-down of unsold merchandise inventory related to the American IdolTM product totaling $13,037 for the year ended September 30, 2008.  Our gross margin 2008 was negative and totaled $41,241.  Due to the low volume of sales during the period, we did not cover the basic costs in connection with the maintenance of fulfillment capabilities required to allow for the redemption of the American IdolTM gift card.

Operating expenses

Year ended September 30, 2009

Selling and marketing expenses for the year ended September 30, 2009 totaled $840,150.  Included in these expenses were employee compensation and related expenses of $202,807, payments to consultants for business development, marketing and merchandising services totaling $104,267, marketing and creative services of $44,552, noncash stock-based compensation expenses totaling $350,416 and public relations expenses of $115,159.

We recognized a loss due to impairment of intangible assets of $209,119 during the year ended September 30, 2009.  At September 30, 2009, our intangible assets (prior to the loss recognized) consisted primarily of costs incurred in connection with our group gifting patent application.  Given the uncertainty surrounding our future exploitation of this intellectual property, we concluded that there was a substantial doubt as to our ultimate realization of the related costs capitalized and therefore recorded a charge for their impairment.

Operations, general and administrative expenses totaled $4,630,926.  Included in these expenses were employee compensation and related charges of $951,144, noncash stock-based compensation of $1,562,309, noncash charges for common stock granted in connection with investor relations consulting of $257,546, expenses incurred in connection with the development of our online software platforms totaling $1,325,167, legal fees of $68,928, outside software development consulting of $79,140, investor relations consulting of $108,000 and facility related expenses totaling $33,254.

Year ended September 30, 2008

Selling and marketing expenses for the year ended September 30, 2008 totaled $791,613.  Included in these expenses were employee compensation and related expenses of $180,719 (including deferred amounts totaling $14,393), payments to consultants for business development, marketing and merchandising services totaling $109,950, marketing and creative services of $47,481, noncash stock-based compensation expenses totaling $36,811, web development and maintenance expenses totaling $82,132 in connection with our gift card redemption and corporate websites, retail placement fees of $20,551, and amortization and recognition of impairments of $284,723 to expense previously purchased gift cards.

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

Operations, general and administrative expenses totaled $2,680,925.  Included in these expenses were employee compensation and related charges of $634,731 (including deferred amounts of $50,679), noncash stock-based compensation of $534,064, noncash charges in connection with the grant of common stock for investor relations services totaling $813,634, expenses incurred in connection with the development of our online software platforms totaling $316,706, legal fees of $67,799, outside consulting of $77,225 and facility related expenses of $33,423.

Interest Expense and Income

For the year ended September 30, 2009, interest expense totaled $210,206.  Interest expense was incurred in connection with a discounted note payable with a face value of $750,000 issued on March 31, 2009 for cash totaling $637,500.  Interest represents the accretion of the discount through September 30, 2009 along with the amortization through September 30, 2009 of the related note payable issuance costs totaling $63,750.  Interest income of $13,914 for the year ended September 30, 2009 arose from excess cash on deposit.

For the year ended September 30, 2008, interest expense totaled $46,367.  Only $17 of the interest expense recorded in 2008 ultimately required the payment of cash.  Charges for the accretion of interest expense on the licensing agreement payable totaled $32,755 for the year ended September 30, 2008, while interest expense totaling $13,595 for the year ended September 30, 2008 was later forgiven by the holders of notes payable and added to additional paid-in capital at the time the notes were repaid or converted into shares of our common stock.  Interest income of $6,868 for the year ended September 30, 2008 arose from excess cash on deposit.

Net Loss and Net Loss per Share

For the year ended September 30, 2009, our net loss totaled $5,876,487.  Noncash charges for operating and non-operating expenses noted above and included in our net loss totaled $2,591,906.  Our basic and diluted net loss per share of $0.14 for the year ended September 30, 2009 were identical due to the anti-dilutive effects of common stock equivalents during the year.

For the year ended September 30, 2008, our net loss totaled $4,998,995.  Noncash charges for operating and non-operating expenses noted above and included in our net loss totaled $3,060,065.  Our basic and diluted net loss per share for the year ended September 30, 2008 was $0.16.  As a result of our deemed preferred stock dividend of $891,478 in 2008, our net loss attributable to common stockholders was further increased by this amount during the year ended September 30, 2008 to $5,890,473. Our deemed preferred stock dividend arose as a result of our sale of convertible preferred stock and warrants in June 2008 which carried beneficial conversion features for the preferred stock portion.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable (some of which were subsequently converted into shares of our common stock).  At September 30, 2009, our total assets were $383,514, working capital deficit was $562,578, total liabilities (all current) were $915,667 and our stockholders’ deficiency totaled $532,153.  Our cash and cash equivalents balance at September 30, 2009 totaled $322,215.  Our financial position was subsequently improved during the period from October 1, 2009 through the issuance of this report by way of the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds received during this period totaling $1,085,670.

Our total liabilities at September 30, 2009 and 2008 included $65,072 in salary deferrals from our management employees.

Plan of Operations

We re-launched BMP during our fiscal third quarter ended June 30, 2009 with significant features that we have designed with objective of achieving high market acceptance.  Going forward, we plan to make substantial efforts to market BMP to the public as a convenient and safe youth payment system.  We continue to be dependent upon future revenues and additional sales of our equity securities to meet our cash requirements.  Barring our raising additional capital, we estimate we do not have sufficient cash to adequately fund the operations of our Company through the end of our fiscal year ended September 30, 2010, and that planned spending to achieve our Company’s goals in connection with our products would have to be severely curtailed much in advance of the end of our fiscal year 2010.  There can be no assurance that we will be successful or under what terms we can raise the additionally required funds.

As of September 30, 2009, we have written off all our intangible assets as noted previously.  We do not expect to purchase any significant property, equipment, intellectual property or to have any significant changes in the number of our employees for the next twelve months. While we expect to continue to incur costs in maintaining and refining BMP, we believe that we will incur costs at a level significantly below that of previously experienced software platform spending.

Going Concern

As noted above, there exists an uncertainty about our ability to continue as a going concern beyond one year from the date of this Annual Report.  The report of our Independent Registered Public Accounting Firm on our financial statements at September 30, 2009 was qualified with respect to our continuing as a going concern.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future debt or equity financing to maintain our operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

With the exception of the previously discussed note payable outstanding, we have no outstanding contractual obligations at September 30, 2009 that are not cancellable at our Company’s option.

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

Revenue Recognition.  In connection with our on-going businesses, we will recognize revenue at the time the product or service is purchased or contracted for by customers, the product has been shipped or the service rendered, the selling price and our commission for the transaction is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in the future in connection with our products or services.

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

Stock Based Compensation.  We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of comparable publicly traded companies.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new standard establishing a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  The standard is effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  As we have no noncontrolling interests, management does not believe that the new standard will have a material effect on our Company’s consolidated financial statements.

In June 2008, the FASB issued a new staff position covering the determination of whether instruments granted in share based payment transactions are participating securities.  The staff position clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. Our Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  The staff position is effective for our fiscal year beginning October 1, 2009 on a retrospective basis.  Management does not believe that FSP EITF 03-6-1 will have a material effect on our Company’s consolidated financial statements.

In October 2008, the FASB issued a new staff position concerning the determination of fair value of a financial asset in a market that is not active.  The staff position clarified the application of fair value measurements in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The staff position was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of the staff position did not have a material effect on our Company’s consolidated financial statements.

In June 2008, the FASB issued a new standard concerning the determination of whether an instrument or embedded feature of a security is indexed to an entity’s own stock.  The standard provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating whether the instrument should be accounted for as a derivative.  The standard will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  The adoption of the standard’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or convertible preferred stock with such provisions will no longer be entirely recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our convertible preferred stock and warrants to acquire our Company’s common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective preferred stock and warrant agreements.  As of September 30, 2009, we continue to assess the impact of the adoption of the standard.

In May 2008, the FASB issued a new staff position concerning the accounting for convertible debt instruments that may be settled in cash upon conversion.  The staff position requires that the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers’ nonconvertible debt borrowing rate.  The staff position is effective for our Company’s fiscal year beginning October 1, 2009 and is required to be applied retrospectively to all periods presented.  As we have no convertible debt, management does not believe that the staff position will have a material effect on our Company’s consolidated financial statements.

In May 2009, the FASB issued a new standard concerning subsequent events. The objective of the standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The standard is effective for our financial statements included herein and we evaluated subsequent events through the filing date of our annual report on Form 10-K with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2009 or at any time since our inception on April 3, 2007.

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

Item 8 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2009 and 2008

Consolidated Statements of Operations for the years ended September 30, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

To the Board of Directors and Shareholders:

Socialwise, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Socialwise, Inc., as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Socialwise, Inc., at September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company has incurred net losses since inception and has an accumulated deficit and negative stockholders’ equity at September 30, 2009.  These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

La Jolla, California

December 23, 2009

SOCIALWISE, INC.
Consolidated Balance Sheets
September 30, 2009 and 2008

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$322,215	$1,379,282
Prepaid consulting services	-	110,366
Financing costs	21,250	-
Other current assets	9,624	7,867

Total current assets	353,089	1,497,515

Property and equipment, net of accumulated depreciation of
$17,553 ($3,244 at September 30, 2008)	25,373	8,474
Intangible assets	-	186,943
Other assets	5,052	5,688

	$383,514	$1,698,620

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$165,596	$340,364
Accrued and deferred personnel compensation	91,171	65,072
Note payable	645,206	-
Other current liabilities	13,694	13,506

Total current liabilities	915,667	418,942

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 8,600 shares issued and outstanding
(12,000 at September 30, 2008); liquidation preference of $860,000 at
September 30, 2009 ($1,200,000 at September 30, 2008)	9	12
Common stock; $0.001 par value; 80,000,000 shares authorized; 44,723,197
shares issued and outstanding (39,766,580 at September 30, 2008)	44,723	39,767
Additional paid-in capital	11,776,218	7,716,515
Accumulated deficit	(12,353,103)	(6,476,616)

Total stockholders' equity (deficiency)	(532,153)	1,279,678

	$383,514	$1,698,620
See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Operations
For the years ended September 30, 2009 and 2008

	2009	2008

Sales revenues	$-	$6,564
Cost of sales	-	47,805

Gross margin	-	(41,241)

Operating expenses:
Selling and marketing	840,150	791,613
Loss due to impairment of intangible assets	209,119	1,445,717
Operations, general and administrative	4,630,926	2,680,925

Total operating expenses	5,680,195	4,918,255

Loss from operations	(5,680,195)	(4,959,496)

Nonoperating income (expense):
Interest expense	(210,206)	(46,367)
Interest income	13,914	6,868

	(196,292)	(39,499)

Net loss and comprehensive net loss	(5,876,487)	(4,998,995)
Deemed preferred stock dividend	-	891,478

Net loss and comprehensive net loss
applicable to common stockholders	$(5,876,487)	$(5,890,473)

Basic and diluted net loss per share	$(0.14)	$(0.16)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	42,509,683	37,066,831

See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the years ended September 30, 2009 and 2008
							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficiency)

Beginning balance at October 1, 2007	-	$-	21,299,997	$21,300	$1,379,767	$(586,143)	$814,924

Reverse merger with Socialwise, Inc.	-	-	10,796,241	10,796	(10,796)	-	-
Conversion of notes payable to common stock, less issuance costs	-	-	2,220,000	2,220	663,780	-	666,000
Issuance of common stock for cash, less issuance costs	-	-	2,958,593	2,959	1,337,545	-	1,340,504
Issuance of common stock in payment of fund raising commissions	-	-	336,675	337	168,001	-	168,338
Issuance of common stock for prepaid consulting services	-	-	825,000	825	923,175	-	924,000
Issuance of common stock for cancellation of bridge loan payable	-	-	122,499	123	55,002	-	55,125
Forgiveness of accrued interest	-	-	-	-	43,495	-	43,495
Warrants issued in connection with purchase of patent application	-	-	-	-	56,950	-	56,950
Preferred stock and warrants issued for cash, less issuance
costs of cash and common stock	12,000	12	290,909	291	1,142,618	-	1,142,921
Deemed preferred dividend	-	-	-	-	891,478	(891,478)	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	916,666	916	494,625	-	495,541
Stock based compensation from stock options and warrants	-	-	-	-	570,875	-	570,875
Net loss	-	-	-	-	-	(4,998,995)	(4,998,995)

Balance at September 30, 2008	12,000	12	39,766,580	39,767	7,716,515	(6,476,616)	1,279,678
Conversions of preferred stock to common stock	(3,400)	(3)	1,030,304	1,030	(1,027)	-	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	2,769,375	2,769	1,835,481	-	1,838,250
Issuance of common stock for consulting services	-	-	254,000	254	134,926	-	135,180
Issuance of common stock in payment of fund raising commissions	-	-	452,938	453	(453)	-	-
Issuance of common stock in connection with notes payable issuance	-	-	400,000	400	159,600	-	160,000
Exercise of warrants to purchase common stock	-	-	50,000	50	18,450	-	18,500
Stock based compensation from stock options and warrants	-	-	-	-	1,912,726	-	1,912,726
Net loss	-	-	-	-	-	(5,876,487)	(5,876,487)

Balance at September 30, 2009	8,600	$9	44,723,197	$44,723	$11,776,218	$(12,353,103)	$(532,153)
See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Cash Flows
For the years ended September 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(5,876,487)	$(4,998,995)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	14,309	3,189
Stock based compensation	1,912,726	570,875
Consulting services rendered in exchange for common stock	245,546	813,634
Loss due to impairment and amortization of gift card inventory	-	180,300
Loss due to impairment of intangible assets	209,119	1,445,717
Amortization and accretion of interest expense	210,206	46,350
Changes in operating assets and liabilities:
Other assets	(1,121)	24,737
Accounts payable and accrued liabilities	(174,768)	282,188
Accrued and deferred personnel compensation	26,099	54,076
Other liabilities	188	13,394

Cash flows from operating activities	(3,434,183)	(1,564,535)

Cash flows from investing activities:
Purchases of property and equipment	(31,208)	(9,739)
Additions to intangible assets	(22,176)	(129,523)

Cash flows from investing activities	(53,384)	(139,262)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,838,250	1,836,045
Proceeds from issuance of convertible preferred stock and warrants	-	1,142,921
Proceeds from issuance of note payable	637,500	-
Repayments of bridge loans payable	-	(416,500)
Cash payments for financing costs	(63,750)	-
Proceeds from exercise of warrants	18,500	-

Cash flows from financing activities	2,430,500	2,562,466

Change in cash and cash equivalents during period	(1,057,067)	858,669

Cash and cash equivalents, beginning of period	1,379,282	520,613

Cash and cash equivalents, end of period	$322,215	$1,379,282

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$267

Noncash investing and financing transactions:
Issuance of common stock in payment of fund raising commissions	$191,325	$168,338
Common stock issued in connection with note payable	$160,000	$-
Common stock issued in exchange for conversion of notes payable	$-	$666,000
Common stock issued in exchange for debt extinguishment, net of costs	$-	$55,125
Deemed preferred stock dividend	$-	$891,478
Warrants issued in connection with purchase of intellectual property	$-	$56,950
Accrued interest forgiven	$-	$43,495
Forgiveness of license agreement payable and write-off of prepaid license agreement	$-	$835,856

See accompanying notes.

Socialwise, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

Socialwise, Inc. (formerly known as IdeaEdge, Inc. and hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise-CA”), we develop and market innovative systems for facilitating and increasing online commerce.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SCLW.”

Through October 16, 2007, the Company was named VOS International, Inc. (“VOS”) and through its operating subsidiary VOS Systems, Inc. (“VSI”), was a consumer electronics products company.  On September 6, 2007, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Socialwise-CA and certain of its shareholders (the “Socialwise Acquisition”).  The closing of the Share Exchange Agreement occurred on October 16, 2007 (the “Closing Date”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued one of its shares of common stock to the Socialwise-CA shareholders, in exchange for each share of stock of Socialwise issued and outstanding as of the Closing Date, and 2,220,000 shares of Company common stock to the Socialwise-CA note holders, in exchange for $740,000 in promissory notes issued by Socialwise-CA as of the Closing Date.  A total of 24,079,998 shares were issued in connection with the Socialwise Acquisition, with 10,796,241 shares remaining with the former owners of VOS.

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

The Socialwise Acquisition was characterized as a reverse merger, which is treated as a recapitalization for accounting purposes.  Application of reverse merger accounting results in Socialwise-CA being deemed to be the accounting acquirer and the continuing entity.  The operations of our Company prior to October 16, 2007 are those of Socialwise-CA.  The accumulated deficit of VOS through October 16, 2007 was offset against its additional paid-in capital.  The stockholders’ equity of VOS is carried forward as the stockholders’ equity of our Company from the date of the Socialwise Acquisition and thereafter.  No goodwill was recognized in connection with this recapitalization.  The accompanying financial statements include the accounts of our Company and Socialwise as of and through September 30, 2008.  Socialwise’s operations commenced upon its corporate inception on April 3, 2007 and therefore prior year operations exist only from that date forward.  All intercompany amounts have been eliminated in consolidation.

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

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have a net working capital deficiency, have a deficit in stockholders’ equity as of September 30, 2009 and have yet to establish profitable operations.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund the operations of our Company through September 30, 2010.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we sold additional common stock and warrants for net proceeds totaling $1,085,670 during the period from October 1, 2009 through December 22, 2009.  Longer term, we anticipate that we will continue to raise additional equity financing through the sale of unregistered shares of our Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

Socialwise, Inc.

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

Revenue Recognition

Revenue in 2008 was recognized on the accrual basis of accounting when earned.  In connection with our former business of issuing gift cards to purchase branded merchandise, we were responsible for providing merchandise to customers who purchased our gift cards.  Accordingly, we recognized revenue at the time that the gift cards were redeemed by customers in exchange for goods from our online website, the product had been shipped, the selling price was fixed, collection was reasonably assured and when both title and risk of loss transferred to the customer, provided no significant obligations remained.  Cash received in connection with unredeemed gift cards sold was recorded as deferred revenue until such time as the corresponding gift cards were redeemed for merchandise.  Deferred revenues totaled $13,694 at September 30, 2009 ($13,033 at September 30, 2008).  Sales revenues included sales taxes collected from the customer.

In connection with our on-going businesses, we will recognize revenue at the time the product or service is purchased or contracted for by customers, the product has been shipped or the service rendered, the selling price and our commission for the transaction is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in the future in connection with our products or services.

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

From time to time, we maintained bank balances in excess of the $250,000 insured by the Federal Deposit Insurance Corporation.  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets.  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Valuation of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are considered to be

Socialwise, Inc.

Notes to Consolidated Financial Statements

impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.

We perform periodic reviews of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, on a periodic basis or whenever evidence comes to our attention that such impairment might have occurred.  During the three months ended September 30, 2009, we performed such a review of our intangible assets that consisted primarily of costs incurred in connection with a patent application related to group gifting acquired in March 2008.  Our review concluded that given the uncertainty surrounding our eventual exploitation of this intellectual property, it was impracticable to reliably forecast future cash flows therefrom.  Accordingly, we recorded a charge for the complete impairment of the intangible asset totaling $209,119 in September 2009.

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

Stock Based Compensation

We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of comparable publicly traded companies.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 3,114,861 and 4,910,858 shares at September 30, 2009 (1,172,380 and 2,335,782 shares at September 30, 2008) were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

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

Socialwise, Inc.

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new standard establishing a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  The standard is effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  As we have no noncontrolling interests, management does not believe that the new standard will have a material effect on our Company’s consolidated financial statements.

In June 2008, the FASB issued a new staff position covering the determination of whether instruments granted in share based payment transactions are participating securities.  The staff position clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. Our Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  The staff position is effective for our fiscal year beginning October 1, 2009 on a retrospective basis.  Management does not believe that FSP EITF 03-6-1 will have a material effect on our Company’s consolidated financial statements.

In October 2008, the FASB issued a new staff position concerning the determination of fair value of a financial asset in a market that is not active.  The staff position clarified the application of fair value measurements in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The staff position was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of the staff position did not have a material effect on our Company’s consolidated financial statements.

In June 2008, the FASB issued a new standard concerning the determination of whether an instrument or embedded feature of a security is indexed to an entity’s own stock.  The standard provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating whether the instrument should be accounted for as a derivative.  The standard will be effective for our fiscal year beginning October 1, 2009 and early adoption is not permitted.  The adoption of the standard’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or convertible preferred stock with such provisions will no longer be recorded entirely in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our convertible preferred stock and warrants to acquire our Company’s common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective preferred stock and warrant agreements.  As of September 30, 2009, we continue to assess the impact of the adoption of the standard.

In May 2008, the FASB issued a new staff position concerning the accounting for convertible debt instruments that may be settled in cash upon conversion.  The staff position requires that the issuers of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers’ nonconvertible debt borrowing rate.  The staff position is effective for our Company’s fiscal year beginning October 1, 2009 and is required to be applied retrospectively to all periods presented.  As we have no convertible debt, management does not believe that the staff position will have a material effect on our Company’s consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the

Socialwise, Inc.

Notes to Consolidated Financial Statements

authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for our Company’s annual financial statements ending September 30, 2009.

In May 2009, the FASB issued a new standard concerning subsequent events. The objective of the standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The standard is effective for our financial statements included herein and we evaluated subsequent events through the filing date of our annual report on Form 10-K with the Securities and Exchange Commission.

3.

Finder Agreement and Agreements for Investor Relations Services

Finder Services

We entered into a Finder Agreement (“Finder Agreement”) effective June 1, 2008 with SPN Investments, Inc. (“SPN”).  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a Finder.  The Finder Agreement (as amended and supplemented as of August 12, 2009) also calls for the issuance to SPN of up to 500,000 of our Company’s restricted common shares along with five year warrants to purchase 175,000 shares of common stock with an exercise price of $1 per share as follows:

•

SPN will receive one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock, up to a maximum of 500,000 shares of common stock (399,500 shares earned (362,750 issued) through September 30, 2009).

•

SPN received 175,000 vested five year warrants in May 2009 with an exercise price of $1.00 per share.

Previously, the Finder Agreement called for the Company’s three founders to issue up to 500,000 shares of the common stock to be paid to SPN, directly from their respective personal holdings.  On May 8, 2009, our Company’s Board of Directors agreed to assume the founders’ liability for the issuance of the shares by the Company’s direct issuance to SPN of the shares earned under the agreement.  Payments of amounts incurred under the new Finder Agreement have been accounted for as a cost of capital raised and have been offset against capital raised under the agreement in the case of equity or capitalized for future amortization as additional interest expense over the life of the instrument in the case of debt.  Shares of common stock earned but not physically issued to SPN totaling 36,750 at September 30, 2009 have been included in common stock outstanding from the dates they were earned under the Finder Agreement.

In May 2007, we entered into a nonexclusive Finder Agreement with RBW, Inc. (“RBW”) under which RBW or its designees were paid a finder’s fee of 10% of all funds raised by it on our Company’s behalf through June 2008.  RBW is a company owned by the same individual who owns SPN.  We incurred costs of $303,338 under this arrangement ($135,000 of which was paid in cash), which were offset against the proceeds of capital raised.  In February 2008, RBW and its designees converted the remaining outstanding balance owed to them by our Company of $168,338 into 336,675 shares of our common stock at the rate of $0.50 per share.

Investor Relations Services

In November 2008, we entered into an agreement with Two Eight, Inc. (“Two Eight”) to provide investor relations services through December 31, 2008 to our Company in exchange for $100,000 in cash.  All amounts under the Two Eight agreement were charged to general and administrative expenses during the three months ended December 31, 2008.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  As compensation for his services, the Advisor will receive over the life of the contract and at our Company’s option either: 1) $241,200 or 2) 402,000 shares of our common stock.  The Advisor will also receive five year warrants to purchase up to 352,000 shares of our common stock with an exercise price of $1.00 per share.  During the three months ended June 30, 2009, the Advisor was issued 150,000 shares of common stock and warrants to purchase 100,000 shares of our common stock.  Noncash charges to operations during the year ended September 30, 2009 in connection with our issuance of common shares and warrants to the Advisor totaled $108,000.

Socialwise, Inc.

Notes to Consolidated Financial Statements

On July 6, 2009, we entered into an agreement with an investor relations company to provide investor relations services to our Company in exchange for $8,000 in cash and 18,000 shares per month.  The agreement was terminated in September 2009.  In connection with the agreement, we recognized $44,180 in general and administrative expenses during the year ended September 30, 2009.

On August 24, 2009, we entered into a six month non-exclusive agreement with Equity Source Partners, LLC (“ESP”) to provide financial advice concerning fund raising activities.  Under the agreement, we issued ESP 50,000 shares of our Company’s restricted common stock and (as subsequently revised) will pay them or their designees: 1) 5% (as amended) of the cash raised by our Company; and 2) a five year warrant to purchase one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  In connection with the issuance of the common stock to ESP, we recognized a charge to general and administrative expense of $30,000.

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

4.

Sales of Preferred Stock, Common Stock and Warrants

From July 1, 2009 through September 30, 2009, we entered into subscription agreements with 24 accredited investors pursuant to which we issued 735,000 shares of our common stock and warrants to purchase an additional 183,750 shares of our common stock with an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $367,500 ($330,750 net of cash commissions paid to two designees of SPN totaling $36,750).   As further consideration for its services related to the sale of our common stock, our Company will issue an additional 36,750 shares to SPN.

From November 20, 2008 through December 19, 2008, we entered into subscription agreements with nine accredited investors pursuant to which we issued 2,034,375 shares of our common stock and warrants to purchase an additional 508,594 shares of our common stock at an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,627,500 ($1,507,500 net of cash expenses totaling $120,000).

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

Socialwise, Inc.

Notes to Consolidated Financial Statements

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

The preferred stock is convertible into our common stock at an effective price of $0.33 per share, while the warrants to purchase common stock have an exercise price of $0.40 per share (as adjusted for sales of our common stock at $0.40 per share in October 2009).  Due to the embedded nature of the preferred stock conversion feature, the immediate convertibility of the preferred shares and the beneficial conversion feature that was in excess of the relative value of the preferred stock, we recorded a deemed dividend to preferred shareholders of $891,466 as of the date of the completion of the Subscription Agreement.  During the year ended September 30, 2009, the holders of preferred stock converted a total of 3,400 shares of preferred stock into 1,030,304 shares of common stock.

During the year ended September 30, 2008, we issued 3,875,259 shares of our common stock and warrants to purchase 416,667 shares of our common stock with an exercise price of $0.60 per share for net cash proceeds totaling $1,836,045.

5.

Notes payable

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting discounts, prepaid interest expense, and fees totaling $63,750 paid in connection with the transaction.  The Note is neither convertible nor secured and carries certain operating and other covenants as well as prescribing certain events of default.  Upon the occurrence of an uncured event of default, the Note holder would be entitled to demand repayment of the entire amount outstanding under the Note multiplied by 115% and all remaining amounts outstanding would accrue interest at the rate of 20%.

Under the original terms of the Note, we were required to use no less than 50% of the proceeds of any future equity or debt financing to repay the Note during the time that the Note remains outstanding.  Subsequent to the date of the Note, the Note holder agreed to revise the required repayments under the Note due to future financings to payments of $25,000, $250,000 and $100,000 on October 30, 2009, November 20, 2009 and December 15, 2009, respectively (which required payments the Company has made).  The Company also has the option upon the issuance of 75,000 shares of our common stock to the Note holder to extend the maturity date of the Note to February 28, 2010.

At the inception of the Note, we accounted for it by reducing the principal outstanding of $750,000 due December 31, 2009 by the discount ($45,000), prepaid interest ($67,500) and common stock issued to the lender (400,000 shares multiplied by our closing share price on the date of the transaction of $0.40 per share or $160,000).  The total amount discounted from the Note at March 31, 2009 was $272,500, leaving a net balance of $477,500.  The value of our common stock issued to the Note holder of $160,000 was added to

Socialwise, Inc.

Notes to Consolidated Financial Statements

stockholders’ equity at March 31, 2009.  During the year ended September 30, 2009, we recognized interest expense in connection with the amortization of the financing costs and accretion of the note payable totaling $210,206.

On September 30, 2007, we had $740,000 outstanding in convertible notes payable.  The notes bore interest at 12% per annum and in connection with the Socialwise Acquisition on October 16, 2007, were automatically converted into our common stock at the rate of one share per each dollar of principal outstanding on the notes.  Accrued interest totaling $26,519 was forgiven by the note holders and added to additional paid-in capital upon the conversion of the notes.  Interest through the October 16, 2007 conversion of the notes totaling $3,893, were included in interest expense for the year ended September 30, 2008.

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

6.

Stockholders’ equity

Stock options

On October 16, 2007, our stockholders approved the adoption of the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended) shall not exceed in the aggregate, 3,500,000 shares of the common stock of our Company.  Through September 30, 2009, we granted a total of 3,445,000 incentive and nonqualified stock options (225,000 during the year ended September 30, 2009) to five employees and two consultants under the Plan, all of which we have estimated will eventually vest and all of which were outstanding at September 30, 2009.  All of the options have terms of five years.  During the years ended September 30, 2009 and 2008, we recognized stock based compensation expense totaling $788,389 and $503,599, respectively, related to stock options.

Warrants

During the years ended September 30, 2009 and 2008, our Company issued a total of 1,273,940 and 725,000 warrants to purchase our common stock, respectively, to third parties providing consulting and advisory services.  Warrants to purchase 50,000 shares at $0.37 per share were exercised in May 2009 and no other warrants have been exercised, forfeited or cancelled through September 30, 2009.  We have estimated that all of the warrants will eventually vest.

Our Company also issued warrants to purchase 705,704 and 2,234,849 shares of our common stock to investors in connection with the issuances of restricted shares of our preferred and common stock during the years ended September 30, 2009 and 2008, respectively (the value of which was offset against the proceeds of the issuance of our common stock and not charged to operations).  The number of warrants under one of the investor warrant agreements was adjusted from 1,818,182 to 2,272,728 (and their exercise price was reduced from $0.50 to $0.40) due to sales of our Company’s common stock that took place in October 2009.  All amounts at September 30, 2009 have been adjusted to reflect this change.

Outstanding warrants from all sources have terms ranging from two to five and a half years.  During the year ended September 30, 2009 and 2008, we recognized stock based compensation expense totaling $1,124,336 and $67,276, respectively, related to warrants.

Socialwise, Inc.

Notes to Consolidated Financial Statements

The number and exercise price of all warrants (including warrants issued to investors and resulting in stock based compensation) outstanding at September 30, 2009 is as follows:

Shares Underlying Warrants	Exercise Price	Vested	Expiration Date(s)
100,000	$0.71	100,000	12/31/2013
100,000	$1.45	100,000	6/23/2011
350,000	$2.25	350,000	9/8/2010
75,000	$2.40	37,500	9/22/2011
100,000	$2.45	100,000	9/24/2010
4,494	$2.08	4,494	10/9/2010
100,000	$1.00	100,000	10/17/2010
50,000	$1.85	50,000	11/4/2010
85,000	$0.90	63,749	12/12/2010
20,000	$0.90	14,999	12/19/2010
50,000	$0.40	50,000	3/25/2011
25,000	$0.40	25,000	3/25/2011
100,000	$1.00	100,000	5/8/2014
250,000	$1.00	250,000	6/8/2014
416,667	$0.60	416,667	2/28/2014
2,272,728	$0.50	2,272,728	12/5/2013
15,326	$0.76	15,326	8/6/2011
100,000	$0.50	100,000	8/7/2014
200,000	$0.50	-	9/1/2014
100,000	$0.50	-	9/18/2014
100,000	$0.60	100,000	9/25/2014
24,120	$0.58	24,120	9/30/2011
183,750	$1.00	183,750	7/1/2011-9/30/2011
521,954	$1.00	521,954	12/12/2010
5,344,039		4,980,287

Warrant activity (including warrants issued to investors and resulting in stock based compensation) during the two years ended September 30, 2009 and 2008 was as follows:

	2009	2008
Beginning balance outstanding	3,414,395	-
Warrants issued during the year	1,979,644	3,414,395
Warrants exercised	(50,000)	-

Ending balance outstanding	5,344,039	3,414,395

Stock based compensation

Results of operations for the year ended September 30, 2009 include stock based compensation costs totaling $1,912,725 ($570,875 for the year ended September 30, 2008) charged to selling and marketing expense ($356,139 and $36,811 in fiscal 2009 and 2008, respectively) and to operations, general and administrative expense ($1,556,586 and $534,064 in fiscal 2009 and 2008, respectively).

Socialwise, Inc.

Notes to Consolidated Financial Statements

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the years ended September 30, 2009 and 2008:

2009

2008

Expected life (in years)

3.00 years

2.99 years

Weighted average volatility

133.55%

72.02%

Forfeiture rate

0%

0%

Risk-free interest rate

2.06%

2.83%

Expected dividend rate

0%

0%.

The weighted average expected option and warrant term for employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107).  The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options.  We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term.  Expected volatilities are based on the historical volatility of our stock.  We estimated the forfeiture rate based on our expectation for future forfeitures and we currently expect substantially all options and warrants to vest.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant.  We have never declared or paid dividends and have no plans to do so in the foreseeable future.

As of September 30, 2009, $543,068 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 2.26 months.  The following table summarizes option activity in connection with stock options and warrants (excluding warrants issued in connection with purchased technology rights and the sale of preferred and common stock) as of September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	3,845,000	$1.04
Granted	1,498,940	0.72
Exercised	(50,000)	0.37
Outstanding at September 30, 2009	5,293,940	0.95	39.4 months	$122,524

Exercisable	4,134,351	$1.03	37.1 months	$ 53,654

Additional disclosure concerning options and warrants is as follows:

	2009	2008
Weighted average grant date fair value of options and warrants granted	$ 0.57	$ 0.56
Aggregate intrinsic value of options and warrants exercised	17,500	-
Weighted average fair value of shares vested	0.59	0.47

Socialwise, Inc.

Notes to Consolidated Financial Statements

The range of exercise prices for options and warrants granted and outstanding (excluding warrants issued in connection with purchased technology rights and the sale of preferred and common stock) was as follows at September 30, 2009:

Exercise Price Range	Number of Options or Warrants
$0.37 - $0.50	730,000
$0.51 - $0.75	1,984,120
$0.76 - $1.00	1,900,326
$1.26 - $1.50	100,000
$1.76 - $2.00	50,000
$2.01 - $2.25	354,494
$2.26 - $2.45	175,000
5,293,940

A summary of the status of our non-vested options and warrants as of September 30, 2009, and changes during the year then ended is as follows:

Shares
Non-vested outstanding, beginning	2,897,501
Granted	1,498,940
Vested	(3,236,852)
Non-vested outstanding, ending	1,159,589

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2009:

Stock options outstanding	3,445,000
Stock options available for future grant	55,000
Convertible preferred stock	2,606,060
Warrants	5,344,039

Total common shares reserved for future issuance	11,450,099

7.

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

Socialwise, Inc.

Notes to Consolidated Financial Statements

8.

Income taxes

Deferred tax assets at September 30, 2009 and 2008 consisted of the following:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$3,572,000	$1,991,000
Accrued compensation costs	36,000	26,000

Deferred tax assets	3,608,000	2,017,000

Valuation allowance	(3,608,000)	(2,017,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as our purchase of Socialwise and sales of our preferred and common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $8,865,000 in NOL at September 30, 2009 that will begin to expire in 2022 for federal purposes (2029 for state income tax purposes) and may be limited for use under IRC Section 382.  In addition, we have NOL from our predecessor entity, VOS, which will be limited for use under IRC Section 382 or applicable state tax rules.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe it is more likely than not that we will be unable to realize the benefits due to our lack of a history of earnings and due to possible limitations under Section 382.    As a result of these provisions, our NOL could expire unused.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	Year ended September 30, 2009		Year ended September 30, 2008

Federal income tax rate at 34%	$(1,335,000)	34.0%	$(1,503,000)	34.0%
State income tax, net of federal benefit	(247,000)	6.3%	(279,000)	6.3%
Change in valuation allowance	1,582,000	(40.3) %	1,782,000	(40.3) %

Benefit for income taxes	$-	- %	$-	- %

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2009.

Socialwise, Inc.

Notes to Consolidated Financial Statements

9.

Commitments and contingencies

Our Company leases its office facilities on a month to month basis with current monthly rentals of $2,576.  Rent expense was $30,145 for the year ended September 30, 2009 ($31,012 for the year ended September 30, 2008).

As part of the Share Exchange Agreement (as described in Note 1), our Company entered into an agreement effective October 16, 2007 with its former President Allan Ligi that provided for his waiver of all of the Company’s outstanding obligations to him, and his assumption of all the third party liabilities of our Company and VSI incurred through October 16, 2007.  On October 16, 2007, VSI’s liabilities which were waived and assumed consisted of the following:

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

10.

Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  Our Company may make contributions at the discretion of its Board of Directors.  During the years ended September 30, 2009 and 2008, we made contributions to the Plan totaling $40,983 and $27,055, respectively.

11.

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

Socialwise, Inc.

Notes to Consolidated Financial Statements

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

12.

Subsequent events

Beginning October 1, 2009 through December 21, 2009, we entered into subscription agreements with 32 accredited investors pursuant to which we issued 2,954,500 shares of our common stock and warrants to purchase an additional 2,170,875 shares of our common stock with an exercise price of $0.60 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,190,800 ($1,085,670 net of cash commissions totaling $105,130).  Additional shares to purchase our common stock earned in commissions to be issued in the future totaled 119,080.  The Company has evaluated subsequent events through the date that the financial statements were issued on December 23, 2009.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.  This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for certain public companies.

Item 9B – Other Information

None.

Item 10 – Directors and Executive Officers of the Registrant

Our directors are elected by our stockholders to a term of one year and to serve until his or her successor is duly elected and qualified, or until his death, resignation or removal. Each of our officers is appointed by our board of directors to a term of one year and serves until his successor is duly elected and qualified, or until his death, resignation or removal from office.

Our bylaws provide that the number of directors which shall constitute our whole board of directors shall not be less than one or more than five.  The number of directors is determined by resolution of our board of directors or by our stockholders at our annual meeting.  The board of directors has currently set the number of directors at three.  Our current board of directors consists of two directors which were elected to serve on our board of directors on October 16, 2007 and one director who was appointed on September 24, 2008.  Our three directors were approved to serve on our Board of Directors by a vote of our Company’s shareholders on March 20, 2009.

The following table sets forth certain information regarding our executive officers and directors as of the date of this proxy:

Name

Age

Position

James Collas

49

Chief Executive Officer and a director of the Company

Chris Nicolaidis

48

Vice President of Business Development, Corporate Secretary and a director of the Company

Jonathan Shultz

49

Chief Financial Officer and Treasurer

Mark Sandson

69

Director

Mr. Collas has been the Chief Executive Officer and a director of our Company since October 16, 2007.  Mr. Collas has been the Chief Executive Officer, President and a director of our Company’s subsidiary, Socialwise, Inc., a California corporation from April 2006 until the present.  From October 16, 2007 to November 13, 2007, Mr. Collas was also the Chief Financial Officer and Treasurer of our Company, and from April 2006 until November 13, 2007, he was the Chief Financial Officer and Treasurer of Socialwise, Inc..  From September 2005 through March 2007, Mr. Collas was President, CEO and a director of DVD Movie Update, Inc., a DVD movie retailer which used the gift card retail channel to sell DVD movies.  From November 2002 through August 2006, Mr. Collas was an executive consultant in San Diego specializing in early stage ventures in the technology and Internet space.  From January 2000 through October 2002, Mr. Collas was a Founder and Managing Partner of IdeaEdge Ventures LLC, a San Diego based an internet venture incubator.  From September 1998 through September 1999, Mr. Collas was President of Amiga, Inc., which was a subsidiary of Gateway, Inc. focused on the convergence computer market.  From June 1992 through August 1998, Mr. Collas was CTO and Senior Vice President of Product Development at Gateway, Inc., a leading computer manufacturer and retailer.

Mr. Nicolaidis has been the Vice President of Business Development, Corporate Secretary and a director of the Company since October 16, 2007.  From April 2006 until the present, Mr. Nicolaidis has been Vice President of Business Development, Corporate Secretary and a director of the Company’s subsidiary, Socialwise, Inc.  From December 2005 to March 2006, he co-founded and was Vice President of DVD Movie Update, Inc., a DVD movie retailer which used the gift card retail channel to sell DVD movies.  From January 2003 to May 2004, he served as the Director of Business Development and Business Manager of the UCSD Center for Molecular Imaging, an entity owned by Molecular Imaging Corporation, a publicly traded healthcare company, and the University of California San Diego Healthcare System.  From July 1998 until December 2002, Mr. Nicolaidis co-founded and was a director of Benefit Management Systems of California, Inc. (“BMSCA”).

Mr. Shultz has been the Chief Financial Officer and Treasurer of the Company since November 13, 2007.  From June 2007 to November 2007, Mr. Shultz worked in the audit and attest practice of Squar, Milner, Peterson, Miranda and Williamson, LLP.  From November 2006 to June 2007, Mr. Shultz worked as a financial consultant or interim Chief Financial Officer for several San Diego area public and private companies.  From October 2004 to November 2006, Mr. Shultz was the Chief Financial Officer for Neology, Inc., located in Poway, California, which manufactured and deployed radio frequency identification solutions.  From August 2002 to December 2004, Mr. Shultz was the Vice President and Chief Financial Officer for Behavioral Medical Research in San Diego, California, a firm conducting pharmaceutical research.

 Mr. Sandson was appointed to the Board of Directors on September 24, 2008.  Since May 2001, Mr. Sandson has been the President of Core Technology Partners, a consulting firm that provides merger and acquisition and strategic advisory services.  From October 1999 to April 2001, Mr. Sandson was a Vice President with CompuCom Systems, Inc., an information technology products and services company.  From August 1990 to September 1999, Mr. Sandson served as a consultant to the information technology and defense systems industries.

There are no family relationships among members of our management or our Board of Directors.

Item 11 - Executive Compensation

Overview of Executive Compensation Objectives and Philosophy

Our Company’s Management’s objectives are to attract and retain highly competent executives and to compensate them based upon a pay-for-performance mentality.  Our current plan relies on informal goals and objectives agreed upon among the small existing executive group.  The achievement of such informal goals and objectives constitute requirements for continued employment and advancement with our Company but there are no objective performance measures at present that upon achievement by the executives would trigger the payment of an annual incentive bonus.  In the future we intend to formalize our plans with respect to executive compensation if our products gain market acceptance and if more objective performance criteria become available with which to judge the performance of our executive Management team.  Members of our executive team received an increase in compensation effective

October 1, 2008.  No member of our executive team has received any compensation under an annual incentive bonus to date.  An employment retention bonus of 7.5% of our executive team’s annual salaries was paid during our third fiscal quarter ended June 30, 2009.  This bonus was paid in response to specific circumstances and there are currently no future plans to pay a similar bonus in the future.

With the intent to increase short-term and long-term stockholder value, we have designed our executive compensation policies and practices to reward our Company’s executives based on:

•

Company performance;

•

Individual performance; and

•

The demonstration of leadership, team building skills and high ethical standards.

We include a significant equity component in our overall compensation to align the long-term interests of our executives with those of our stockholders.  Our executive compensation plan is designed to encourage the success of our executives as a team, rather than only as individual contributors, by attaining overall corporate goals.  In setting those goals, we consider the current and anticipated economic conditions in our market place and industry and the performance of other companies in our market place and industry.

Overall, we seek to employ executives that were not only qualified to fulfill the roles of the positions we require at the time of their hire, but who also have prior experience and demonstrated capabilities to function in a far larger and complex entity than where our Company is currently.  We believe it is critical that our executives be able to work in an environment without the support of staff subordinates which usually accompany a larger and more seasoned company.  Further, along with and given the benefit of maintaining continuity within the executive team, we highly desire executives that can adapt to what we hope will be a rapidly growing company.  Our executives must be able to not only fill many roles within their areas of expertise, but also to oversee other areas that may be outside their specialty.  Accordingly, we highly value the trait of adaptability.

In order to attract the type of talented executive we seek, we have found that these individuals value the potential large future rewards that come from long-term compensation arrangements in the form of stock ownership and stock option arrangements over current cash compensation.  Also, given the current early stage nature of our business and the accompanying premium we must place on cash, this allocation of compensation also currently benefits our Company.  Accordingly, we have structured our compensation arrangements accordingly.

Three of the four members of our executive team were founders of Socialwise and have large holdings of our common stock.  By the very nature of their shareholdings in our Company, these executives’ personal financial well-being is closely tied to our Company’s long-term success.  Our Chief Financial Officer was employed after the acquisition of Socialwise.  Therefore we felt it was necessary in order to incentivize him in a similar manner to the other members of the executive team, to make substantial grants of stock options when he joined our Company and at the time we refocused our business in a new direction.  The grants made to Mr. Shultz reflected both our compensation philosophy and the results of negotiations between him and our Board of Directors at the time of the respective grants.  Unlike the stock options granted to Mr. Shultz, the common stock received by our Company’s other officers (at our Company’s founding) did not (and will not) result in noncash compensation expense required to be recognized in our Company’s results of operations.

Elements of Executive Compensation

Executive compensation consists of the following elements:

•

Base salary;

•

Annual incentive bonuses;

•

Long-term incentives; and

•

Retirement benefits under a 401(k) plan and generally available benefit programs.

Base Salary.  The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his scope of responsibilities, qualifications, experience, prior salary and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of his sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on the Company’s business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace.

Annual Incentive Bonuses.  Payments under future executive bonus plans that may be instituted will be based on achieving both personal and corporate goals. Personal goals will support our overall corporate goals and, wherever possible, contain quantitative components.  An executive officer’s success or failure in meeting some or all of these personal goals will affect the individual’s bonus amount. Corporate goals will consist of specific financial targets for the Company. For example, we would not expect to pay incentive bonuses prior to achieving an annual rate of revenues of at least $1 million, nor would we expect to pay incentive bonuses when we are forecasting needing to raise additional equity capital to fund operations.  We believe that offering significant potential income in the form of bonuses will allow us to attract and retain executives and to align their interests with those of our shareholders.

Long-Term Incentives.  Our long-term incentives consist of our Company’s Common Stock and stock option awards. The objective of these awards is to align the longer-term interests of our shareholders and our executive officers and to complement incentives tied to annual performance.  We have used stock options as our primary long-term equity incentive vehicle with respect to our Chief Financial Officer who joined our Company after its founding.  The remainder of our executives who are also Company founders are presently incentivized on a long-term basis by way of their shares of Common Stock received at the founding of our Socialwise, Inc. subsidiary (that were subsequently exchanged for shares of our Company’s Common Stock in October 2007).  We have not adopted stock ownership guidelines.

401(k) and Other Benefits.  During the year ended September 30, 2009, our executive officers were eligible to receive certain benefits available to all our employees on the same terms, including medical and dental insurance.  During the year, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation.  Under the 401(k) Plan, all employees are eligible to receive matching contributions from the Company of 100% of employee contributions up to a maximum of 4% of the employees’ salaries, per year.  We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees.  We believe that the 401(k) Plan and medical and dental insurance benefits allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

The Impact of Tax and Accounting Treatments on Elements of Compensation

We have elected to award non-qualified stock options instead of incentive stock options to all grantees of our Company’s stock options that remain outstanding as of the date of this report.  All other options or warrants granted to advisors, Directors and consultants were non-qualified options or warrants in order to allow our Company to take advantage of the more favorable tax advantages associated with non-qualified stock options or warrants.

Internal Revenue Code Section 162(m) precludes the Company from deducting certain forms of non-performance-based compensation in excess of $1,000,000 to named executive officers. To date, we have not exceeded the $1,000,000 limit for any executive.  However, since stock-based awards comprise a significant portion of total compensation, the Board of Directors has taken appropriate steps to preserve deductibility for such awards in the future, when appropriate.

Our Rationale for Selecting a Particular Event to Trigger Payment under a Change of Control Agreement

We are required to make payments upon a change of control of our Company to only one employee, our Chief Financial Officer Jonathan Shultz.  Payments or benefits that would be required to be made to Mr. Shultz as a result of any change of control of our Company are as follows:

•

Mr. Shultz’s stock option grants provide that, in case of an Acquisition of the Company (as defined in Section 11(c)(i) of our Company’s 2007 Equity Incentive Plan), all of his stock options then outstanding shall become fully vested; and

•

On August 12, 2008, our Company entered into a change of control agreement with Mr. Shultz that calls for Mr. Shultz to be paid the cash value of 500,000 shares (as adjusted for any splits or combinations) of our Common Stock, or equivalent acquisition consideration, should our Company be acquired (as defined in the agreement) and he is in our Company’s employ on the date of the closing of the transaction.

We adopted these agreements with Mr. Shultz with defined trigger events for such compensation upon a termination following, or as a result of a change of control, in order to provide incentives for him to work for, instead of against, changes of control of the Company that align with our shareholders’ interests.  We do not believe similar agreements are necessary for our other members of management due to their significant existing ownership of Company common stock.

The amount of compensation for which Mr. Shultz would be eligible upon the Company’s acquisition, and in the event he remains employed with our Company on the date of the closing of the acquisition, would be the per share price for which the Company was acquired multiplied by 500,000.  Based on the closing price of our Common Stock on September 30, 2009 of $0.61, the cash payment that would be due to Mr. Shultz upon a change of control (as defined in the agreement) would be $305,000.

The agreement with Mr. Shultz defines a change of control as an “Acquisition” and states as follows.

Acquisition shall mean (i) any consolidation or merger of the Company with or into any other corporation or other entity or person (the “Purchaser”) in which the shareholders of the Company prior to such consolidation or merger (but excluding any ownership by the Purchaser) own less than fifty percent (50%) of the Company's voting power immediately after such consolidation or merger, excluding any consolidation or merger effected exclusively to change the domicile of the Company (collectively, a “Stock Purchase”); or (ii) a sale of all or substantially all of the assets of the Company (an “Asset Purchase”).

No other compensation or benefits would be due to Mr. Shultz based on agreements currently in place between him and our Company.  Mr. Shultz is the only executive with a change of control agreement as he is the only executive officer that does not have substantial holdings of our Common Stock as a result of being a Company founder.

The Level of Salary and Bonus in Proportion to Total Compensation

Because of the commonality of interests among our executives and our shareholders in achieving the sustained, long-term growth of the value of our stock, we seek to keep cash compensation in line with market conditions and, if justified by the Company’s financial performance, place emphasis on the ownership of Company stock and use of stock options as a means of obtaining significantly better than average compensation.  Our efforts to keep cash compensation in line with market conditions to date have been informal and based primarily on discussions with business colleagues in the local marketplace and the review of widely available comparative salary data (specifically we make reference to the periodic publication by the San Diego Union-Tribune of San Diego public company executive salaries compiled from their Securities and Exchange Commission annual filings).   We also based our conclusions that our cash compensation was in line with market conditions based on our executives’ prior employment histories with other similar sized companies, in similar responsible positions.  We have not engaged in a practice of formal benchmarking of our executive compensation, but expect to formalize our compensation practices in the future should we be successful in growing our business.  Part of such formalization may take the form of benchmarking.  Because of the significant equity stake or equity incentives that our executives maintain in our Company, we believe their cash compensation and benefits received are modest in comparison to similar sized public companies.  We have not engaged the services of compensation consultants but may do so in the future.

Other Compensation

We intend to continue to maintain our current benefits for our executives, including medical and dental insurance coverage and the ability to contribute to a 401(k) retirement plan; however, our Board of Directors may in its discretion revise, amend or add to the executive’s benefits if it deems it advisable. The benefits currently available to the executives are also available to our other employees.

Executive Compensation

In March and April 2008, our Company operated under severe shortages of cash.  During those months, our executives elected to defer a significant portion of their compensation.  This deferred compensation remains a liability of our Company at September 30, 2009.

The following table summarizes the compensation to our current and former named executive officers and Directors of our Company for the last two fiscal years ending September 30, 2009 and 2008.  Our current executive officers are employed by our Company’s subsidiary, Socialwise, Inc.

SUMMARY COMPENSATION TABLE

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Comp.(1)(6)(7)

Total

Position

Year

($)(5)

($)

($)(2)

($)(3)

Comp ($)

($)

($)

($)

James Collas

2009

230,000

17,250

0

0

0

0

9,200

256,450

2008

186,458

0

0

0

0

0

25,125

211,583

President/Chief Executive Officer/Director

Chris Nicolaidis

2009

172,800

12,960

0

0

0

0

7,430

193,190

2008

149,167

0

0

0

0

0

20,083

169,250

Vice President Business Development/Secretary/Director

Jonathan Shultz (4)

2009

172,800

12,960

0

745,800

0

0

7,430

938,990

2008

132,500

0

0

465,932

0

0

18,633

617,065

Chief Financial Officer/Treasurer

(1)

Our Company made group life, health, hospitalization and medical plans available for its employees, including the officers listed herein.

(2)

Amounts do not include shares of Common Stock received by Messrs. Collas and Nicolaidis in Socialwise, Inc. on April 3, 2007.  These shares of Common Stock were later exchanged for an equal number of shares of our Company’s Common Stock simultaneous with the acquisition of Socialwise, Inc. by our Company on October 16, 2007.

(3)

Refer to “Share-based Payments,” in the Notes to Consolidated Financial Statements to be included in the Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards.

(4)

Mr. Shultz was appointed our Company’s Chief Financial Officer and Treasurer on November 13, 2007.

(5)

Amounts in this “Salary” column do not include the portion of salaries for the months of March and April 2008 that was deferred by Messrs. Collas, Nicolaidis and Shultz and remains a liability of our Company at September 30, 2008 (these amounts are included in the “All Other Compensation” column – please see note (6) below).

(6)

Includes the portion of salaries for the months of March and April 2008 that was deferred by Messrs. Collas ($16,667), Nicolaidis ($13,333) and Shultz ($13,333) and remaining unpaid at September 30, 2009.

(7)

Amounts shown include matching contributions to the officers’ 401(k) retirement plans for all years presented.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the year ended September 30, 2008.  The option award amounts were calculated in accordance with generally accepted accounting principles concerning share based payments.

Outstanding Equity Awards at September 30, 2009

Only one of our executive officers and one of our directors has outstanding equity awards through the date of this Proxy Statement.  Information as of the fiscal year ended September 30, 2009, including the value of the stock awards, with respect to our Company’s Chief Financial Officer Jonathan Shultz is as follows:

November 13, 2007 grant:

Number of securities underlying unexercised options exercisable:

1,092,500

Number of securities underlying unexercised options unexercisable:

47,500

Option exercise price:

$0.95

Option expiration date:

November 13, 2012

May 22, 2008 grant:

Number of securities underlying unexercised options exercisable:

1,317,500

Number of securities underlying unexercised options unexercisable:

542,500

Option exercise price:

$0.74

Option expiration date:

May 22, 2013

Shares for the respective grants vest 1/24 upon the grant date and then 1/24 each month until fully vested.

Information as of the fiscal year ended September 30, 2009, including the value of the stock award, with respect to our outside director, Mark Sandson, is as follows:

September 24, 2008 warrant issuance:

Number of securities underlying unexercised warrants exercisable:

100,000

Number of securities underlying unexercised warrants unexercisable:

   -

Warrant exercise price:

       $2.45

Warrant expiration date:

September 24, 2010

March 25, 2009 warrant issuance:

Number of securities underlying unexercised warrants exercisable:

50,000

Number of securities underlying unexercised warrants unexercisable:

   -

Warrant exercise price:

       $0.40

Warrant expiration date:

March 25, 2011

September 25, 2009 warrant issuance:

Number of securities underlying unexercised warrants exercisable:

100,000

Number of securities underlying unexercised warrants unexercisable:

   -

Warrant exercise price:

       $0.60

Warrant expiration date:

September 25, 2014

No options or warrants have been exercised by any of the grantees through the date of this Proxy Statement.

None of our directors, executives or employees participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by our Company.  None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by our Company.

Director Compensation

Two of our current directors, Mr. James Collas and Mr. Chris Nicolaidis, are both employees of the Company and are not compensated in their capacity as directors.  Our one outside director Mr. Sandson received warrants to purchase a total of 250,000 shares of our Common Stock at the exercise prices per share shown above.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of September 30, 2009, we had 44,723,197 shares of common stock and 8,600 shares of Series A Cumulative Convertible Preferred stock (the “Series A Preferred Stock”) issued and outstanding.  The Series A preferred stock is convertible into 2,606,060 shares of our Company’s Common Stock.  Options and warrants exercisable as of (or within sixty days of) September 30, 2009 total 7,934,451.  In determining the percentage of shares beneficially owned, we have used the sum of these common stock equivalent amounts or 55,263,708 shares as the total shares of common stock in order to determine the percentage of class beneficially owned on the table below.  The following table sets forth as of September 30, 2009, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series A Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
James Collas	8,029,473	14.6%
Chris Nicolaidis	5,250,114	9.6%
Jonathan Shultz (2)	2,612,500	4.8%
Mark Sandson (3)	499,999	0.9%
All directors and executive officers as a group (4 persons)	16,392,086	29.9%

5% Stockholders
Whalehaven Capital Fund Limited (4) (5)	2,739,395	5.0%
560 Sylvan Avenue, Englewood Cliffs, NJ, 07632

(1)  Unless otherwise noted, the address is c/o Socialwise, Inc. 6440 Lusk Blvd., Suite 200, San Diego California 92121.

(2)  Amounts are shares of common stock that would result from the exercise of outstanding options, including 250,000 options which are exercisable within sixty (60) days of September 30, 2009.

(3)  Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 250,000 shares of our common stock.

(4)  Includes 5,000 shares of Series A Preferred Stock which is convertible into 1,515,152 shares of Common Stock and 50,000 shares of Common Stock.  Amounts shown above are on an as-converted basis for the Series A Preferred Stock.  Amounts include warrants to purchase 946,970 and 416,667 shares of common stock with exercise prices of $0.50 and $0.60 per share, respectively and immediately exercisable.

(5)  The natural persons that have the ultimate voting or investment control over the shares held by Whalehaven Capital Fund Limited are Arthur Jones and Trevor Williams, Directors.

Item 13 – Certain Relationships and Related Transactions

Related Party Transactions.  Our Company closely reviews transactions between the Company and persons or entities considered to be related parties (collectively “related parties”).  Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our common stock (or an immediate family member of these persons) has a direct or indirect material interest.  Transactions of this nature require the approval of our management and our Board of Directors.  We believe such transactions were at terms comparable to those we could have obtained from unaffiliated third parties.  Since October 1, 2007, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below.

Through the purchase of Socialwise on October 16, 2007, funds (evidenced by a note payable) were advanced from Allan Ligi, a former officer and director of our Company, to finance Company operations.  As of September 30, 2007, the balance due on this note was $675,955.  As of October 16, 2007 and in connection with the sale of VOS Systems to Mr. Ligi as discussed in “Description of Business” above, this obligation was effectively extinguished with Mr. Ligi’s assumption of the liabilities of VOS Systems and certain liabilities of the Company.

As of September 30, 2007, additional related party indebtedness included an unsecured promissory note that accrued interest at 10% per annum to Auto Body Excellence, a company owned by a Mr. Ligi in the amount of $107,813 and an unsecured promissory note that accrued interest at 10% per annum, to Mr. Arnold Ligi (a former director) in the amount of $50,000 at September 30, 2007, each of which were assumed by Allan Ligi as of October 16, 2007 in connection with the sale of VOS Systems.

In October 2007, we purchased marketing data with a total cost of $12,000 from a company which formerly employed our Chief Executive Officer and our Vice President of Business Development.

Parent Companies.  We do not have a parent company.

Director Independence.  Neither Mr. Collas nor Mr. Nicolaidis is considered to be an independent director under the NASDAQ listing standards.  The Board has determined that Mr. Sandson is an independent director under the NASDAQ listing standards.  Our entire Board also serves as the audit committee of our Board of Directors.

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

(1) Audit Fees

The fees by BDO Seidman, LLP for the audit of the registrant’s financial statements and review of its quarterly reports for the years ended September 30, 2009 and 2008 are $44,000 and $49,000, respectively, not inclusive of expenses.  The aggregate fees during the year ended September 30, 2009 for professional services rendered by the principal accountants BDO Seidman, LLP for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements (including expenses) totaled $66,734.

The aggregate fees during the year ended September 30, 2008 for professional services rendered by the principal accountants Cordovano and Honeck, LLP for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements totaled $12,640.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by BDO Seidman, LLP and Cordovano and Honeck LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by BDO Seidman, LLP and Cordovano and Honeck LLP for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2009 and 2008.

(4) All Other Fees

No aggregate fees were billed for professional services provided by BDO Seidman, LLP and Cordovano and Honeck LLP, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2009 and 2008.

(5) Audit Committee

The registrant's Board of Directors, which currently performs the functions of the Audit Committee, approved BDO Seidman, LLP’s performance of services for the audit of the registrant’s annual financial statements for the years ended September 30, 2009 and 2008.  The Board of Directors also approved Cordovano and Honeck LLP’s performance of services for the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2008.  Audit-related fees, tax fees, and all other fees, if any, were also approved by the Board of Directors.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

 Item 15 – Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
3.3	Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (5)
4.1	Form of Common Stock Purchase Warrant dated June 6, 2008 (5)
10.2	2007 Equity Incentive Plan (1)
10.6	Subscription Agreement with RBW, Inc. (4)
10.7	Subscription Agreement with Two Eight, Inc.(4)
10.8	Form of Subscription Agreement dated June 6, 2008(5)
10.9	Form of Lock-Up Agreement dated June 6, 2008 (5)
10.10	Change of Control Agreement with Jonathan Shultz dated August 11, 2008(6)
10.11	Finders Agreement dated August 12, 2008 with SPN Investments, Inc. (6)
10.12	Form of Subscription Agreement dated August 25, 2008 (7)
10.13	Form of Warrant dated August 25, 2008 (7)
10.14	Form of Advisor Warrant Agreement (7)
10.15	Form of Subscription Agreement dated November and December 2008 (8)
10.16	Form Socialwise™ Group Gifting Platform Merchant Agreement (7)
10.17	Form of Warrant dated November and December 2008 (8)
10.18	Investor Relations Agreement dated November 14, 2008 with Two Eight, Inc. (9)
10.19	Securities Purchase Agreement dated March 31, 2009 (10)
10.20	12% Senior Note dated March 31, 2009 (10)
10.21	Subsidiary Guarantee dated March 31, 2009 (10)
10.22	Waiver and Consent dated March 31, 2009 (10)
10.23	Strategic Advisor Agreement with Patrick Kolenik (11)
10.24	Supplemental Finder Agreement dated August 12, 2009 with SPN Investments, Inc. (12)
10.25	Amendment to Company 12% Senior Note dated November 9, 2009 (13)
11.1	Statement re Computation of Per Share Earnings (14)
14.1	Code of Business Conduct and Ethics (15)
21.1*	Listing of Subsidiaries
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on February 14, 2008
(5)	Incorporated herein by reference to the registrant’s Form 8-K filed on June 11, 2008
(6)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 14, 2008
(7)	Incorporated herein by reference to the registrant’s Form S-1/A filed on May 15, 2009
(8)	Incorporated herein by reference to the registrant’s Form 8-K filed on December 19, 2008
(9)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 11, 2009
(10)	Incorporated herein by reference to the registrant’s Form 8-K filed on March 31, 2009
(11)	Incorporated herein by reference to the registrant’s Form 10-Q filed on May 13, 2009
(12)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 13, 2009
(13)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2009
(14)	Included within the financial statements filed in this Annual Report
(15)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdeaEdge, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

James Collas, Chief Executive Officer

December 23, 2009

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

Signature	Title	Date
/s/ JAMES COLLAS James Collas	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	December 23, 2009
/s/ CHRIS NICOLAIDIS Chris Nicolaidis	Vice President of Business Development, Corporate Secretary and Director	December 23, 2009
/s/ MARK SANDSON Mark Sandson	Director	December 23, 2009
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 23, 2009