Form 10-Q
period 2009-12-31
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2010-02-12
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

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

At February 11, 2010, there were 48,491,252 shares outstanding of the issuer’s common stock (trading under the symbol SCLW), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2009 and September 30, 2009

Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2009 and 2008

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

SOCIALWISE, INC.
Consolidated Balance Sheets (Unaudited)

	December 31, 2009	September 30, 2009

Assets
Current assets:
Cash and cash equivalents	$548,952	$322,215
Financing costs	-	21,250
Other current assets	54,858	9,624

Total current assets	603,810	353,089

Property and equipment, net of accumulated depreciation of
$21,130 ($17,553 at September 30, 2009)	21,796	25,373
Other assets	5,052	5,052

	$630,658	$383,514

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$164,800	$165,596
Accrued and deferred personnel compensation	65,072	91,171
Note payable	370,050	645,206
Other current liabilities	13,569	13,694

Total current liabilities	613,491	915,667

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 8,600 shares issued and outstanding
(8,600 at September 30, 2009); liquidation preference of $860,000
December 31, 2009 ($860,000 at September 30, 2009)	9	9
Common stock; $0.001 par value; 80,000,000 shares authorized; 48,114,252
shares issued and outstanding (44,723,197 at September 30, 2009)	48,114	44,723
Additional paid-in capital	13,452,540	11,776,218
Accumulated deficit	(13,483,496)	(12,353,103)

Total stockholders' equity (deficiency)	17,167	(532,153)

	$630,658	$383,514
See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Operations (Unaudited)
For the three months ended December 31, 2009 and 2008

	2009	2008

Revenues	$491	$-
Cost of revenues	1,702	-

Gross margin	(1,211)	-

Operating expenses:
Selling and marketing	193,453	365,880
Operations, general and administrative	815,089	1,414,766

Total operating expenses	1,008,542	1,780,646

Loss from operations	(1,009,753)	(1,780,646)

Nonoperating income (expense):
Interest expense	(121,094)	-
Interest income	454	8,264

	(120,640)	8,264

Net loss and comprehensive net loss	$(1,130,393)	$(1,772,382)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	46,112,498	40,239,858

See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(1,130,393)	$(1,772,382)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	3,577	3,577
Stock based compensation	305,791	535,320
Consulting services rendered in exchange for common stock and warrants	138,432	110,366
Amortization and accretion of interest expense	121,094	-
Changes in operating assets and liabilities:
Other assets	(8,484)	(37,554)
Accounts payable and accrued liabilities	55,204	20,486
Accrued and deferred personnel compensation	(26,099)	20,009
Other liabilities	(125)	152

Cash flows from operating activities	(541,003)	(1,120,026)

Cash flows from investing activities:
Purchases of property and equipment	-	(31,208)
Additions to intangible assets	-	(4,636)

Cash flows from investing activities	-	(35,844)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,142,740	1,507,500
Repayments of note payable	(375,000)	-

Cash flows from financing activities	767,740	1,507,500

Change in cash and cash equivalents during period	226,737	351,630

Cash and cash equivalents, beginning of period	322,215	1,379,282

Cash and cash equivalents, end of period	$548,952	$1,730,912

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Noncash investing and financing transactions:
Common stock issued for extension of note payable maturity	$36,750	$-

See accompanying notes.

Socialwise, Inc.

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2009 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  All intercompany amounts have been eliminated in consolidation.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have yet to establish profitable operations and have current liabilities in excess of current assets at December 31, 2009.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund our operations through our September 30, 2010 fiscal year end.  Subsequent to the date of the accompanying financial statements and through February 8, 2010, we raised an additional $106,000 from the sale of 265,000 shares of our common stock and warrants to purchase 198,750 additional shares of common stock with an exercise price of $0.60 per share.

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

Revenue Recognition

We recognize revenue at the time the product or service is purchased or contracted for by customers, the product has been shipped or the service rendered, the selling price and our commission for the transaction is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in connection with our products or services.  The SEC's Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Cash and cash equivalents

We consider all investments with a fixed principal repayment amount and an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Stock Based Compensation

We account for stock based compensation arrangements in accordance with accounting standards that require the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes-Merton option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes-Merton option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of publicly traded companies that exist in our industry.

Derivatives

We account for the embedded derivative features of certain of our equity securities as derivatives in accordance with newly issued guidance effective with our 2010 fiscal year beginning October 1, 2009.   The new guidance requires our Company to consider whether provisions that protect holders from a decline in the price of future equity sold by our Company (down-round provisions or “DRPs”) should be properly reclassified from stockholders’ equity to liabilities.  We have DRPs in connection with 8,600 shares of our Series A preferred stock outstanding (convertible into 2,606,060 shares of our Company’s common stock) and in connection with outstanding warrants to purchase 2,272,728 shares of our common stock with an exercise price of $0.40 per share.  The estimated value of the equity instruments containing DRPs is required to be accounted for as a liability if our Company is required to pay cash to settle the provisions of the DRPs or in the event that our Company’s stock trades in sufficient volumes such that such instruments can

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

be readily converted into cash.  We have analyzed the securities containing DRPs and concluded that these instruments are properly accounted for within stockholders’ equity at December 31, 2009.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities at December 31, 2009 were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (the “FASB”) ratified the final consensus reached by the Emerging Issues Task Force that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for our Company’s fiscal 2011 beginning October 1, 2010 with early adoption permitted.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  Adoption of the guidance will have no effect on our Company’s consolidated financial statements.

3.

Finder and Investor Relations Services Agreements

Finder Services

We entered into a Finder Agreement (“Finder Agreement”) effective June 1, 2008 with SPN Investments, Inc. (“SPN”).  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or shares of our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a Finder.  The Finder Agreement (as amended and supplemented as of August 12, 2009) also called for the issuance to SPN of up to 500,000 of our Company’s restricted common shares along with five year warrants to purchase 175,000 shares of common stock with an exercise price of $1 per share as follows:

•

SPN received one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock; up to a maximum of 500,000 shares of common stock (100,500 shares of the remaining total consideration of 500,000 shares were earned during the three months ended December 31, 2009 and accounted for as an issuance cost in consideration with the shares sold).

•

SPN received 175,000 vested five year warrants in May 2009 with an exercise price of $1.00 per share.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Investor Relations Services

During December 2009, we issued 84,555 shares of our common stock and two year term warrants with exercise prices of $0.60 per share to purchase 281,250 shares of our common stock to Kay Holdings, Inc. (“Kay”) and its designees in exchange for investment banking services it performed on our Company’s behalf.  Kay and SPN have a common principal officer.  Our Company recognized a noncash expense in connection with the services performed on its behalf totaling $131,432 during the three months ended December 31, 2009.

On August 24, 2009, we entered into a six month non-exclusive agreement with Equity Source Partners, LLC (“ESP”) to provide financial assistance in connection with fund raising activities.  Under the agreement, we issued ESP 50,000 shares of our Company’s restricted common stock and (as subsequently revised) will pay them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  During the three months ended December 31, 2009, the Advisor was issued 14,000 shares of common stock and warrants to purchase 14,000 shares of our common stock (in addition to consideration received during the three months ended June 30, 2009 of 150,000 common shares and warrants to purchase 100,000 shares of common stock).  Noncash charges to operations during the three months ended December 31, 2009 in connection with our issuance of common shares and warrants to the Advisor totaled $13,300.

In November 2008, we entered into an agreement with Two Eight, Inc. (“Two Eight”) to provide investor relations services through December 31, 2008 to our Company in exchange for $100,000 in cash.  All amounts under the Two Eight agreement were charged to general and administrative expenses during the three months ended December 31, 2008.

4.

Sales of Common Stock and Warrants

During the three months ended December 31, 2009, we entered into subscription agreements with 32 accredited investors pursuant to which we issued 3,117,000 shares of our common stock and warrants to purchase an additional 2,292,750 shares of our common stock with an exercise price of $0.60 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,255,800 ($1,142,740 net of expected expenses totaling $113,060).  SPN, Kay and ESP assisted our Company in connection with the transactions and they and their designees earned the fees and commissions therewith.

From November 20, 2008 through December 19, 2008, we entered into subscription agreements with nine accredited investors pursuant to which we issued 2,034,375 shares of our common stock and warrants to purchase an additional 508,594 shares of our common stock at an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,627,500 ($1,507,500 net of cash expenses totaling $120,000).  SPN acted as a Finder in connection with the transaction and directed the payment (in cash and stock of our Company) of fees earned in connection with the funds raised totaling $162,750 to three recipients who assisted in the fund raising.

5.

Note Payable

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting discounts, prepaid interest expense, and fees totaling $63,750 paid in connection with the transaction.  The Note is neither convertible nor secured and carries certain operating and other covenants as well as prescribing certain events of default.  Upon the occurrence of an uncured event of default, the Note holder would be entitled to demand repayment of the entire amount outstanding under the Note multiplied by 115% and all remaining amounts outstanding would accrue interest at the rate of 20%.  During the three months ended December 31, 2009, we recognized interest expense in connection with the amortization of the financing costs and accretion of the note payable totaling $121,094.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Under the original terms of the Note, we were required to use no less than 50% of the proceeds of any subsequent equity or debt financing to repay the Note during the time that the Note remains outstanding.  In November 2009, the Note holder agreed to revise the required repayments under the Note due to future financings to payments of $25,000, $250,000 and $100,000 on October 30, 2009, November 20, 2009 and December 15, 2009, respectively (which required payments the Company made).  On December 28, 2009, the Company exercised its option (with the issuance of 75,000 shares of our common stock to the Note holder), to extend the maturity date of the Note to February 28, 2010.  The market value of the shares issued to the Note holder of $36,750 was accounted for as prepaid interest expense and will be amortized through the revised maturity date of February 28, 2010.

6.

Stockholders’ equity

Stock options

Our Company maintains the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”) which provides for the granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended by our Board of Directors and subject to future approval by our shareholders) shall not exceed (in the aggregate) 4,000,000 shares of common stock of our Company.  During the three months ended December 31, 2009, we issued 400,000 nonqualified stock options to four employees with five year terms, two year vesting and exercise prices of $0.49 per share.  Through December 31, 2009, we have granted a total of 3,845,000 incentive and nonqualified stock options to six employees and two advisors under the Plan (2,988,954 options were vested as of December 31, 2009).

Warrants

Our Company issued 1,401,286 warrants to advisors and consultants during the three months ended December 31, 2009.  A total of 3,400,226 warrants have been issued through December 31, 2009 (3,350,226 and 2,097,097 outstanding and vested, respectively).  The warrants have remaining terms ranging from eight to fifty-nine months as of December 31, 2009 and exercise prices ranging from $0.37 to $2.45 per share.  We have also issued a total of 5,775,449 warrants to investors in connection with the sale of our common stock.  Warrants outstanding from all sources total 9,125,675 at December 31, 2009.

The numbers and exercise prices of investor warrants outstanding at December 31, 2009 (all of which are vested) are as follows:

Shares Underlying Warrants	Exercise Price	Expiration Date(s)
2,272,728	$0.40	12/5/2013
416,667	$0.60	2/28/2014
521,954	$1.00	12/12/2010
183,750	$1.00	7/1/2011-9/30/2011
2,380,350	$0.60	10/14/2011-12/29/2011
5,775,449

We issued warrants to purchasers of our common stock during the three months ended December 31, 2009 to purchase 2,380,350 shares of our common stock with terms of two years and exercise prices of $0.60 per share.  We previously issued warrants to purchasers of our common stock during the three months ended September 30, 2009 to purchase 183,750 shares of our common stock with terms of two years and exercise prices of $1.00 per share.  We also issued warrants to purchasers of our common stock in December 2008 to purchase 521,954 shares of our common stock with terms of two years and exercise prices of $1.00 per share.

We issued warrants to purchasers of our preferred and common stock in June and August 2008 to purchase 2,272,722 shares (as adjusted) and 416,667, respectively of our common stock with terms of sixty-six months and exercise prices of $0.40 (as adjusted) and $0.60 per share, respectively.  The number of warrants under the June 2008 warrants was adjusted from 1,818,182 to 2,272,728 (and their exercise price was reduced from $0.50 to $0.40) due to sales of our Company’s common stock that took place in October 2009 at $0.40 per share.  The warrants issued in June and August 2008 have a call provision that allows our Company to require them to be

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

exercised when (and if) our common stock maintains a closing market price of $1.00 per share for three consecutive trading days (subject to certain limitations).   The warrants also carry additional provisions in favor of the warrant-holders including: (1) severe penalties for failure to timely deliver underlying share certificates upon exercise; and 2) anti-dilution adjustments for any future issuances of common stock at prices less than the exercise price of the warrants.

Warrant activity (including all warrants issued) during the three months ended December 31, 2009 was as follows:

Beginning balance outstanding	5,344,039
Warrants issued to advisors and consultants	1,401,286
Warrants issued to investors in connection with the sale of common stock	2,380,350

Ending balance outstanding	9,125,675

Stock-based compensation

During the three months ended December 31, 2009, we recognized stock-based compensation expense totaling $305,791 ($535,320 during the three months ended December 31, 2008), in connection with the issuance of stock options and warrants issued to advisors and consultants (not including expenses for warrants issued in exchange for investor relations services totaling $90,000).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended December 31, 2009: expected life (in years) – 3.05 years; weighted average volatility –158.79%; forfeiture rate – 0%; risk-free interest rate – 2.11%; and expected dividend rate – 0%.  At December 31, 2009, the weighted average exercise price of options and warrants outstanding (issued in connection with stock-based compensation) is $0.85 per share while the corresponding weighted average remaining contractual period was 41.4 months.  As of December 31, 2009, $880,931 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2011.

7.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $9,700,000 and $3,900,000, respectively, as of December 31, 2009.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Socialwise-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

8.

Commitments and contingencies

Our Company leases its office facilities on a month to month basis with current monthly rentals of $2,576.  Rent expense was $7,728 for the three months ended December 31, 2009 ($7,206 for the three months ended September 30, 2008).

At the time of our acquisition of Socialwise-CA , our Company entered into an agreement with our former President that provided for his assumption of all the liabilities of our Company and a former subsidiary incurred through October 16, 2007.  Through the date of this report, no liabilities arising prior to October 17, 2007 have been asserted against either the subsidiary or our Company.  Should the Company’s former President fail to honor his obligations under the agreement, we could ultimately be responsible for these liabilities.

9.

Subsequent events

On February 11, 2010, we entered into an agreement with our Vice President of Business Development (and a member of our Company’s Board of Directors) Chris Nicolaidis concerning certain matters in relation to his holdings of our Company’s common stock.  Under the agreement, Mr. Nicolaidis agreed to: 1) tender to our Company 875,000 shares of common stock held by him; and 2) to restrict future sales of our Company’s common stock during the period of time covered by the agreement.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

On February 12, 2010, we entered into an agreement with Kay who will provide investor relations services through March 31, 2010 to our Company in exchange for 375,000 shares of our common stock and warrants to purchase 281,250 shares of our common stock with an exercise price of $0.60 per share.  All amounts under the agreement will be charged to general and administrative expenses during the three months ended March 31, 2010.

Through February 12, 2010, we entered into subscription agreements for the sale of shares of our common stock and warrants as noted previously.  The Company has evaluated subsequent events through the date that the financial statements were issued on February 12, 2010.

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

Results of Operations

Revenues

Our Company had insignificant revenues totaling $491 for the three months ended December 31, 2009.  Our Company’s BillMyParents™ payment system (“BMP”) was only available on two youth gaming sites during this period and we did not promote BMP’s use on those sites to the general public in any significant way while the BMP product continued to undergo further development.  BMP will be targeted at enabling parents and young people to link and communicate in order to guide responsible e-commerce transactions on the Internet.  BMP has been designed with significant features that we hope consumers will find compelling.  Going forward (and subject to receiving additional funding) we plan to make substantial efforts to market BMP (and related youth payment card methods) to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering (and we have not recognized significant revenues to date), there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.  There were no revenues for the three months ended December 31, 2008.

Cost of Revenues

Our cost of revenues for the three months ending December 31, 2009 totaled $1,702 and our gross margin for the same period was a negative $1,211.  Due to the low volume of revenues for the three months ended December 31, 2009, we did not cover the basic costs in connection with the maintenance of payment capabilities required to allow for the use of BMP on the two sites where it was available.  There were no cost of revenues nor gross margin for the three months ended December 31, 2008.

Operating Expenses

Selling and marketing expenses for the three months ended December 31, 2009 totaled $193,453 ($365,880 for the three months ended December 31, 2008).  Included in these expenses for the three months ended December 31, 2009 were employee compensation and related expenses of $45,554 ($45,625 for the three months ended December 31, 2008), payments to consultants for business development, marketing and merchandising services totaling $6,250 ($46,054 in 2008), marketing, sales, creative services and public relations expenses of $1,111 ($54,330 in 2008) and noncash stock-based compensation expenses totaling $136,898 ($211,798 in 2008).

Operations, general and administrative expenses for the three months ended December 31, 2009 totaled $815,089 ($1,414,766 for the three months ended December 31, 2008).  Included in these expenses for the three months ended December 31, 2009 were operations expenses in connection with building our two major IT platforms totaling $149,653 ($558,698 in 2008), employee compensation and related charges of $258,090 ($176,736 in 2008), noncash stock-based compensation of $168,893 ($323,522 in 2008), cash and noncash charges in connection with the payment of cash and the grant of common stock in connection with investor relations services totaling $153,432 for the three months ended December 31, 2009 ($214,821 in 2008), legal fees of $16,079 ($18,792 in 2008), accounting and auditing charges of $29,000 ($42,450 in 2008), insurance of $11,927 ($13,860 in 2008) and facility related expenses of $8,260 ($7,956 in 2008).

Operating expenses for the three months ended December 31, 2009 totaled $1,008,542 ($1,780,646 for the three months ended December 31, 2008).  Noncash charges for stock-based compensation, investor relations services and depreciation included in these amounts for the three months ended December 31, 2009 totaled $447,800 ($649,263 in 2008).  The reduction of operating expenses compared to the prior year’s corresponding period is due to our focusing of all development, implementation, marketing and sales efforts on BMP in the current year.  The prior year’s expenses included substantial expenditures made in connection with our Socialwise™ Group Gifting Platform (“SGGP”) in addition to BMP.  Our ongoing expenditures for SGGP were significantly reduced during the three months ended December 31, 2009 and we expect will remain at a very low level for at least the immediate future.

Interest Income and Expense

For the three months ended December 31, 2009, interest income totaled $454 ($8,264 in 2008), while interest expense totaled $121,094 for the three months ended December 31, 2009 (none in 2008).  Interest expense in the current year arose from the amortization and accretion of financing costs of the discount on our note payable.

Net Loss and Net Loss per Share

For the three months ended December 31, 2009, our net loss totaled $1,130,393 ($1,772,382 for the three ended December 31, 2008).  Our basic and diluted net loss per share of $0.02 for the three months ended December 31, 2009 ($0.04 in 2008) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable.  At December 31, 2009, our total assets were $630,658 (including prepaid interest of $36,750), while working capital totaled a deficit of $9,681.  Total liabilities (including the remaining balance and accrued interest of $370,050 from a note payable due (as modified) on February 28, 2010) were $613,491 (all of which were current) and our stockholders’ equity totaled $17,167.  Our cash and cash equivalents balance at December 31, 2009 totaled $548,952.  The change in our financial position from the previous amounts reported at September 30, 2009 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $1,142,740, offset by negative cash flows from operating activities totaling $541,003 and repayments of the note payable totaling $375,000 during the same period.

Our total liabilities at December 31, 2009 included $65,072 in salary deferrals from our employees.  Of the $164,800 recorded as accounts payable and accrued liabilities at December 31, 2009, a total of $76,388 was due to one vendor for software programming services.

Plan of Operations

We continue to be dependent upon future revenues, additional sales of our equity securities or obtaining debt financing to meet our cash requirements.  During the three months ended December 31, 2009, we raised additional equity funding totaling $1,142,740 (net of expenses) from the sale of our common stock and warrants to purchase shares of our Common Stock ($375,000 of which we used for the repayment of the note payable outstanding).  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we estimate we do not have sufficient cash as of the date of this Quarterly Report to continue to fund the operations of our Company significantly past our September 30, 2010 fiscal year end.   From January 1, 2010 through February 12, 2010, we raised an additional $106,000 from the sale of 265,000 shares of our common stock and warrants to purchase 198,750 additional shares of common stock with an exercise price of $0.60 per share.

Longer term, we continue our attempts to raise additional equity financing through the sale of unregistered shares of our Company’s preferred and/or common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to continue to incur costs in improving, maintaining and marketing BMP over the rest of fiscal 2010.

Going Concern

As noted above, there exists an uncertainty about our ability to continue as a going concern significantly past the end of our current fiscal year in September 30, 2010, absent additional funding.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future equity financing to maintain our operations.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations through the end of our fiscal year ended September 30, 2010 and could severely hinder our progress towards our business objectives significantly before this date.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing BMP.  If we fail to achieve sufficient revenues and gross margin with BMP, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.  Additionally, our 12% Senior Note (the “Note”) payable with a balance of $370,050 as of the date of this report, is currently due on February 28, 2010.  If we fail to raise additional adequate financing to repay the Note, our business may be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Our ability to protect our intellectual property and proprietary technology surrounding BMP is uncertain. Our future success may depend significantly on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based.  Our pending U.S. patent application, which includes claims to material aspects of our products and services that are not currently protected by issued patents, may not be issued as patents in a form that will be advantageous to us. Any patents we obtain in the future may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

Beginning October 1, 2009 and through the date of this report, we have sold 3,382,000 shares of our common stock at $0.40 per share to 34 accredited investors (as defined under Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”)), bringing our Company gross proceeds of $1,520,800.  Each four shares of common stock sold were accompanied by a warrant to purchase three additional shares of common stock at an exercise price of $0.60 per share (2,491,500 warrants issued therewith), exercisable by the holder any time on or before two years from the date of the sale of the accompanying common stock.  The issuance of shares of common stock and warrants was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act.  The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

One February 11, 2010, we entered into an agreement with our Vice President of Business Development (and a member of our Company’s Board of Directors) Chris Nicolaidis concerning certain matters in relation to his holdings of our Company’s common stock.  Under the agreement, Mr. Nicolaidis agreed to: 1) tender to our Company 875,000 shares of common stock held by him; and 2) to restrict future sales of our Company’s common stock during the period of time covered by the agreement.

On February 12, 2010, we entered into an agreement with Kay who will provide investor relations services through March 31, 2010 to our Company in exchange for 375,000 shares of our common stock and warrants to purchase 281,250 shares of our common stock with an exercise price of $0.60 per share.  All amounts under the agreement will be charged to general and administrative expenses during the three months ended March 31, 2010.

Item 6 – Exhibits and Reports on Form 8-K

(a)

Exhibits

See Exhibit Index immediately following signatures.

(b)

Reports on Form 8-K

The Company filed a Form 8-K on November 11, 2009 regarding an amendment to its 12% Senior Note with Gemini Master Fund, Ltd.

The Company filed a Form 8-K on November 13, 2009 regarding the unregistered sale of equity securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

February 12, 2010

Exhibit Index

Exhibit No.	Description
10.25*	Investor relations agreement dated February 12, 2010
10.26*	Stock contribution and disposition restriction agreement with Chris Nicolaidis dated February 11, 2010
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report