Form 10-Q
period 2010-03-31
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2010-05-14
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

At May 12, 2010, there were 49,996,267 shares outstanding of the issuer’s common stock (trading under the symbol SCLW), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2010 and September 30, 2009

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2010 and 2009

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2010 and 2009

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 1A –

Risk Factors

Item 2 –

Sales of Unregistered Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

(Removed and Reserved)

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

SOCIALWISE, INC.
Consolidated Balance Sheets (Unaudited)

	March 31, 2010	September 30, 2009

Assets
Current assets:
Cash and cash equivalents	$372,961	$322,215
Prepaid interest and financing costs	57,667	21,250
Other current assets	33,772	9,624

Total current assets	464,400	353,089

Property and equipment, net of accumulated depreciation of
$24,707 ($17,553 at September 30, 2009)	18,219	25,373
Other assets	5,052	5,052

	$487,671	$383,514

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$243,995	$165,596
Accrued and deferred personnel compensation	65,072	91,171
Note payable	381,526	645,206
Other current liabilities	13,394	13,694

Total current liabilities	703,987	915,667

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 8,600 shares issued and outstanding
(8,600 at September 30, 2009); liquidation preference of $860,000
March 31, 2010 ($860,000 at September 30, 2009)	9	9
Common stock; $0.001 par value; 80,000,000 shares authorized; 48,873,252
shares issued and outstanding (44,723,197 at September 30, 2009)	48,873	44,723
Additional paid-in capital	15,348,552	11,776,218
Accumulated deficit	(15,613,750)	(12,353,103)

Total stockholders' equity (deficiency)	(216,316)	(532,153)

	$487,671	$383,514
See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2010	2009	2010	2009

Revenues	$1,473	$-	$1,964	$-
Cost of revenues	1,349	-	3,051	-

Gross margin	124	-	(1,087)	-

Operating expenses:
Selling and marketing	1,068,759	172,853	1,262,212	538,733
Operations, general and administrative	983,375	945,822	1,798,464	2,360,588

Total operating expenses	2,052,134	1,118,675	3,060,676	2,899,321

Loss from operations	(2,052,010)	(1,118,675)	(3,061,763)	(2,899,321)

Nonoperating income (expense):
Interest expense	(78,559)	-	(199,653)	-
Interest income	315	2,985	769	11,249

	(78,244)	2,985	(198,884)	11,249

Net loss and comprehensive net loss	$(2,130,254)	$(1,115,690)	$(3,260,647)	$(2,888,072)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.07)	$(0.07)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	48,665,146	42,238,742	47,374,797	41,228,348

See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended March 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(3,260,647)	$(2,888,072)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	7,154	7,155
Stock based compensation	1,545,962	908,301
Consulting services rendered in exchange for common stock and warrants	385,232	110,366
Amortization and accretion of interest expense	198,153	-
Changes in operating assets and liabilities:
Other assets	(24,148)	(28,705)
Accounts payable and accrued liabilities	158,399	(3,896)
Accrued and deferred personnel compensation	(26,099)	-
Other liabilities	(300)	467

Cash flows from operating activities	(1,016,294)	(1,894,384)

Cash flows from investing activities:
Purchases of property and equipment	-	(31,208)
Additions to intangible assets	-	(22,176)

Cash flows from investing activities	-	(53,384)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,442,040	1,507,500
Repayments of note payable	(375,000)	573,750

Cash flows from financing activities	1,067,040	2,081,250

Change in cash and cash equivalents during period	50,746	133,482

Cash and cash equivalents, beginning of period	322,215	1,379,282

Cash and cash equivalents, end of period	$372,961	$1,512,764

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,500	$-

Noncash investing and financing transactions:
Common stock issued in connection with note payable	$56,750	$160,000

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2009 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  All intercompany amounts have been eliminated in consolidation.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have yet to establish profitable operations, have negative stockholders’ equity and have current liabilities in excess of current assets at March 31, 2010.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund our operations through our September 30, 2010 fiscal year end.  Subsequent to the date of the accompanying financial statements and through May 12, 2010, we raised an additional $103,000 ($94,600 net of related costs of $8,400) from the sale of 257,500 shares of our common stock and warrants to purchase 193,125 additional shares of common stock with an exercise price of $0.60 per share.

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

Cash and cash equivalents

We consider all investments with a fixed principal repayment amount and an original maturity of six months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

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

Derivatives

We account for the embedded derivative features of certain of our equity securities as derivatives in accordance with newly issued guidance effective with our 2010 fiscal year beginning October 1, 2009.   The new guidance requires our Company to consider whether provisions that protect holders from a decline in the price of future equity sold by our Company (down-round provisions or “DRPs”) should be properly reclassified from stockholders’ equity to liabilities.  We have DRPs in connection with 8,600 shares of our Series A preferred stock outstanding (convertible into 2,606,060 shares of our Company’s common stock) and in connection with outstanding warrants to purchase 2,272,728 shares of our common stock with an exercise price of $0.40 per share.  The estimated value of the equity instruments containing DRPs is required to be accounted for as a liability if our Company is required to pay cash to

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

settle the provisions of the DRPs or in the event that our Company’s stock trades in sufficient volumes such that such instruments can be readily converted into cash.  We have analyzed the securities containing DRPs and concluded that these instruments are properly accounted for within stockholders’ equity at March 31, 2010.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities at March 31, 2010 were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

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

3.

Finder and Investor Relations Services Agreements

Finder Services

We entered into a Finder Agreement (“Finder Agreement”) effective June 1, 2008 with SPN Investments, Inc. (“SPN”).  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or shares of our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a Finder.  The Finder Agreement (as amended and supplemented as of August 12, 2009) also called for the issuance to SPN of up to 500,000 of our Company’s restricted common shares along with five year warrants to purchase 175,000 shares of common stock with an exercise price of $1 per share as follows:

•

SPN received one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock; up to a maximum of 500,000 shares of common stock (100,500 shares of the remaining total consideration of 500,000 shares were earned during the six months ended March 31, 2010 and accounted for as an issuance cost in consideration with the shares sold).

•

SPN received 175,000 vested five year warrants in May 2009 with an exercise price of $1.00 per share.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Investor Relations Services

During the three months ended March 31, 2010 and December 2009, we issued 575,000 and 84,555 shares, respectively, of our common stock Kay Holdings, Inc. (“Kay”) and its designees.  During the three months ended March 31, 2010 and December 2009, we issued two year term warrants with exercise prices of $0.60 per share to purchase 390,000 and 281,250 shares, respectively, of our common stock to Kay in exchange for investment banking services it performed on our Company’s behalf.  Kay and SPN have a common principal officer.  Our Company recognized a noncash expense in connection with the services performed on its behalf totaling $230,000 and $361,432 during the three and six months ended March 31, 2010.

On August 24, 2009, we entered into a non-exclusive agreement with Equity Source Partners, LLC (“ESP”) to provide financial assistance in connection with fund raising activities.  Under the agreement, we issued ESP 50,000 shares of our Company’s restricted common stock and (as subsequently revised) will pay them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  Through March 31, 2010, ESP has earned cash totaling $61,950 and warrants to purchase 97,100 shares of our common stock under the agreement.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  During the three and six months ended March 31, 2010, the Advisor was issued 42,000 and 56,000 shares of common stock, respectively, and warrants to purchase 42,000 and 56,000 shares, respectively, of our common stock (in addition to consideration received during the three months ended June 30, 2009 of 150,000 common shares and warrants to purchase 100,000 shares of common stock).  Noncash charges to operations during the three and six months ended March 31, 2010 in connection with our issuance of common shares and warrants to the Advisor totaled $36,960 and $50,260, respectively.

In November 2008, we entered into an agreement with Two Eight, Inc. (“Two Eight”) to provide investor relations services through March 31, 2009 to our Company in exchange for $100,000 in cash.  All amounts under the Two Eight agreement were charged to general and administrative expenses during the six months ended March 31, 2009.

4.

Issuances of Common Stock and Warrants

During the six months ended March 31, 2010, we entered into subscription agreements with 38 accredited investors pursuant to which we issued 3,932,000 shares of our common stock and warrants to purchase an additional 2,904,000 shares of our common stock with an exercise price of $0.60 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,581,800 ($1,442,040 net of expected expenses totaling $139,760).  SPN, Kay and ESP assisted our Company in connection with the transactions and they and their designees earned the fees and commissions therewith.

During the six months ended March 31, 2010, we issued 152,000 shares of common stock to a contractor in exchange for services performed in the current and prior fiscal years.  In connection with the issuance of shares, we recognized expenses of $24,000 and $80,000 during the three and six months ended March 31, 2010.

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

5.

Note Payable

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due March 31, 2010, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting discounts,

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

prepaid interest expense, and fees totaling $63,750 paid in connection with the transaction.  The Note is neither convertible nor secured and carries certain operating and other covenants as well as prescribing certain events of default.  Upon the occurrence of an uncured event of default, the Note holder would be entitled to demand repayment of the entire amount outstanding under the Note multiplied by 115% and all remaining amounts outstanding would accrue interest at the rate of 20% per annum.

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

On February 28, 2010, the Note holder agreed to a further extension of the maturity date of the Note to May 31, 2010 in exchange for 50,000 shares of our common stock and the added option to convert the Note into shares of our common stock at the rate of $0.40 per share.  The value of all additional shares issued to the Note holder totaling $56,750 was accounted for as prepaid interest expense at the time of issuance and is amortized through the revised maturity date of May 31, 2010.  We recognized the convertibility feature granted to the Note holder as a beneficial conversion feature which equaled the difference between the closing market price of our stock at the time of the grant ($0.47) less the conversion price ($0.40), multiplied by the number of shares into which it was convertible (950,000) or $66,500.  The value of the convertibility feature granted will be amortized over the remaining term of the Note.  During the three and six months ended March 31, 2010, we recognized interest expense in connection with all of the related costs of the note payable totaling $78,559 and $199,653, respectively.

6.

Stockholders’ equity

Stock options

Our Company maintains the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”) which provides for the granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended by our Board of Directors and subject to future approval by our shareholders) shall not exceed (in the aggregate) 4,000,000 shares of common stock of our Company.  During the six months ended March 31, 2010, we issued 400,000 nonqualified stock options to four employees with five year terms, two year vesting and exercise prices of $0.49 per share and cancelled 30,000 options upon the termination of an individual’s employment.  Through March 31, 2010, we have granted a total of 3,845,000 incentive and nonqualified stock options to six employees and two advisors under the Plan, 3,815,000 of which remain outstanding (3,289,580 options were vested as of March 31, 2010).

Warrants

Our Company issued 3,712,000 and 5,113,286 warrants to advisors and consultants during the three and six months ended March 31, 2010.  Through March 31, 2010, we have issued warrants to purchase a total of 7,112,226 shares of common stock to advisors and consultants.  Warrants to purchase 50,000 shares were previously exercised and warrants to purchase 7,062,226 shares of common stock remain outstanding at March 31, 2010, 5,371,806 of which have vested.  The warrants have remaining terms ranging from five to fifty-nine months as of March 31, 2010 and exercise prices ranging from $0.37 to $2.45 per share.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Through March 31, 2010, we have also issued warrants to purchase up to 6,396,199 shares of our common stock to investors (and as compensation in connection with investments) in connection with the sale of our common stock.  The numbers and exercise prices of investor warrants outstanding at March 31, 2010 (all of which are vested) are as follows:

Shares Underlying Warrants	Exercise Price	Expiration Date(s)
2,272,728	$0.40	12/5/2013
416,667	$0.60	2/28/2014
521,954	$1.00	12/12/2010
183,750	$1.00	7/1/2011-9/30/2011
2,292,750	$0.60	10/14/2011-12/29/2011
87,600	$0.60	12/29/2014
611,250	$0.60	1/8/2012-3/26/2012
9,500	$0.60	3/26/2014
6,396,199

We issued warrants to purchasers of our common stock during the three and six months ended March 31, 2010 to purchase 620,750 and 3,001,100 shares of our common stock with terms of two years and exercise prices of $0.60 per share.  We previously issued warrants to purchasers of our common stock during the six months ended September 30, 2009 to purchase 183,750 shares of our common stock with terms of two years and exercise prices of $1.00 per share.  We also issued warrants to purchasers of our common stock in December 2008 to purchase 521,954 shares of our common stock with terms of two years and exercise prices of $1.00 per share.

We issued warrants to purchasers of our preferred and common stock in June and August 2008 to purchase 2,272,722 shares (as adjusted) and 416,667, respectively of our common stock with terms of sixty-six months and exercise prices of $0.40 (as adjusted) and $0.60 per share, respectively.  The number of warrants under the June 2008 warrants was adjusted from 1,818,182 to 2,272,728 (and their exercise price was reduced from $0.50 to $0.40) due to sales of our Company’s common stock that took place in October 2009 at $0.40 per share.  The warrants issued in June and August 2008 have a call provision that allows our Company to require them to be exercised when (and if) our common stock maintains a closing market price of $1.00 per share for three consecutive trading days (subject to certain limitations).   The warrants also carry additional provisions in favor of the warrant-holders including: (1) severe penalties for failure to timely deliver underlying share certificates upon exercise; and 2) anti-dilution adjustments for any future issuances of common stock at prices less than the exercise price of the warrants.

Warrant activity (including all warrants issued) during the six months ended March 31, 2010 was as follows:

Beginning balance outstanding	5,344,039
Warrants issued to advisors and consultants	5,113,286
Warrants issued to investors and others in connection with the sale of common stock	3,001,100

Ending balance outstanding	13,458,425

Stock-based compensation

During the three and six months ended March 31, 2010, we recognized stock-based compensation expense totaling $1,240,172 and $1,545,963, respectively ($372,981 and $908,300 during the three and six months ended March 31, 2009), in connection with the issuance of stock options and warrants issued to advisors and consultants (not including expenses for warrants issued in exchange for investor relations services totaling $90,000 during the three months ended December 31, 2009).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

for the calculations of newly issued options and warrants during the three months ended March 31, 2010: expected life (in years) – 2.41 years; weighted average volatility – 165.37%; forfeiture rate – 0%; risk-free interest rate – 1.63%; and expected dividend rate – 0%.  At March 31, 2010, the weighted average exercise price of options and warrants outstanding (issued in connection with stock-based compensation) is $0.75 per share while the corresponding weighted average remaining contractual period was 37.4 months.  As of March 31, 2010, $1,089,911 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2011.

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

7.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $10,600,000 and $4,200,000, respectively, as of March 31, 2010.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Socialwise-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

8.

Commitments and contingencies

Our Company leases its office facilities on a month to month basis with current monthly rentals of $2,576.  Rent expense was $7,728 and $15,456 for the three and six months ended March 31, 2010 ($7,641 and $14,847 for the three and six months ended March 31, 2010).

At the time of our acquisition of Socialwise-CA, our Company entered into an agreement with our former President that provided for his assumption of all the liabilities of our Company and a former subsidiary incurred through October 16, 2007.  Through the date of this report, no liabilities arising prior to October 17, 2007 have been asserted against either the subsidiary or our Company.  Should the Company’s former President fail to honor his obligations under the agreement, we could ultimately be responsible for these liabilities.

9.

Subsequent events

One April 7, 2010, we entered into an agreement with Two Eight, Inc. (“Two Eight”) who will provide investor relations services through June 30, 2010 to our Company in exchange for 200,000 shares of our restricted common stock.  On May 10, 2010, we entered into an agreement with Kay who will provide investor relations services through June 30, 2010 to our Company in exchange for 550,000 shares of our restricted common stock.  The value of the common stock issued under the agreements to Two Eight and Kay totaling $300,000 will be charged to general and administrative expenses during the three months ended June 30, 2010.

On April 28, 2010, we entered into an agreement with Maxim Group LLC (“Maxim”) to act as a non-exclusive placement agent for the sale of additional equity securities of our Company.  Under the terms of the agreement with Maxim, they will receive a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase between ten and twenty percent of the shares of our common stock at terms similar to those sold to the investors introduced by Maxim.  In a related agreement, we granted ESP warrants to purchase up to 300,000 additional shares of our common stock at terms similar to those sold to the investors introduced by Maxim.

From April 1, 2010 through May 12, 2010, we entered into additional subscription agreements for the sale of 257,500 shares of our common stock and two-year warrants to purchase 193,125 shares of common stock with an exercise price of $0.60 per share.  The sale of common stock and warrants resulted in gross proceeds to our Company totaling $103,000 ($94,600 net of related issuance costs totaling $8,400).  Our Company has evaluated subsequent events through the date that the financial statements were issued on May 12, 2010.

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

Results of Operations

Revenues

Our Company had insignificant revenues totaling $1,473 and $1,964 for the three and six months ended March 31, 2010.  Our Company’s BillMyParents™ payment system (“BMP”) was only available on two youth gaming sites through most of the period ended March 31, 2010, and we did not promote BMP’s use on those sites to the general public in any significant way while the BMP product continued to undergo further technical and marketing development.  We hope to launch BMP with significant marketing support prior to our third fiscal quarter end on June 30, 2010.  BMP will be targeted at enabling parents and young people to link and communicate in order to guide responsible e-commerce transactions on the Internet.  BMP has been designed with significant features that we believe consumers will find compelling.  Going forward (and subject to receiving additional funding) we plan to make substantial efforts to market BMP (and related youth payment card methods) to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering (and we have not recognized significant revenues to date), there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.  There were no revenues from any sources during the three or six months ended March 31, 2009.

Cost of Revenues

Our cost of revenues for the three and six months ending March 31, 2010 totaled $1,349 and $3,051 (our gross margins for the same periods were $124 and a negative $701).  Due to the low volume of revenues during the six months ended March 31, 2010, we did not cover the basic costs in connection with the maintenance of payment capabilities required to allow for the use of BMP where it was available.  There were no cost of revenues nor gross margin during the three or six months ended March 31, 2009.

Operating Expenses

Selling and marketing expenses for the three and six months ended March 31, 2010 totaled $1,068,759 and $1,262,212, respectively ($172,853 and $538,733 for the comparable periods ended March 31, 2009).  Included in these expenses for the three and six months ended March 31, 2010 were employee compensation and related expenses of $27,733 and $73,287, respectively ($48,662 and $94,287 for the comparable periods ended March 31, 2009), payments to consultants for business development, marketing and merchandising services totaling $41,500 and $47,750, respectively ($39,850 and $85,904 for the comparable periods ended March 31, 2009), marketing, sales, creative services and public relations expenses of $38,750 and $39,861, respectively, ($52,365 and $106,695 for the comparable periods ended March 31, 2009) and noncash stock-based compensation expenses totaling $958,800 and $1,095,698, respectively ($24,588 and $236,385 for the comparable periods ended March 31, 2009).  The surge in stock-based compensation expenses in 2010 was due primarily to the signing of action sports athletes to endorse BMP and given the nature of the vesting of their warrants granted to purchase common stock, the total should decrease significantly going forward.

Operations, general and administrative expenses for the three and six months ended March 31, 2010 totaled $983,375 and $1,798,464, respectively ($945,822 and $2,360,588 for the comparable periods ended March 31, 2009).  Included in these expenses for the three and six months ended March 31, 2010 were operations expenses in connection with building our two major IT platforms totaling $136,877 and $286,540, respectively ($283,006 and $841,704 for the comparable periods ended March 31, 2009), employee compensation and related charges of $266,128 and $524,219, respectively ($200,141 and $376,877 for the comparable periods ended

March 31, 2009),  noncash stock-based compensation of $281,372 and $450,266, respectively ($348,393 and $671,915 for the comparable periods ended March 31, 2009), cash and noncash charges in connection with the payment of cash and the grant of common stock in connection with investor relations services totaling $246,800 and $400,232, respectively ($39,845 and $254,666 for the comparable periods ended March 31, 2009), legal fees of $2,496 and $18,575, respectively ($9,957 and $28,750 for the comparable periods ended March 31, 2009), accounting and auditing charges of $5,477 and $47,851, respectively ($5,401 and $34,477 for the comparable periods ended March 31, 2009), insurance of $11,604 and $23,531, respectively ($10,500 and $24,360 for the comparable periods ended March 31, 2009) and facility related expenses of $8,205 and $16,465, respectively ($8,055 and $16,011 for the comparable periods ended March 31, 2009).

Operating expenses for the three and six months ended March 31, 2010 totaled $2,052,134 and $3,060,676, respectively ($1,118,675 and $2,899,321 for the comparable periods ended March 31, 2009).  Noncash charges for stock-based compensation, investor relations services and depreciation included in these amounts for the three and six months ended March 31, 2010 totaled $1,490,549 and $1,938,348, respectively ($442,003 and $649,263 for the comparable periods ended March 31, 2009).  The increase in operating expenses compared to the prior year’s corresponding period is due significant charges incurred in connection with the grant of sizable grants of warrants to purchase our common stock to celebrity athlete endorsers of BMP.  This was offset from our focusing of all development, implementation, marketing and sales efforts on BMP in the current year (the prior year’s expenses included substantial expenditures made in connection with our Socialwise™ Group Gifting Platform (“SGGP”) in addition to BMP).

Interest Income and Expense

For the three and six months ended March 31, 2010, interest income totaled $315 and $769, respectively ($2,985 and $11,249 for the comparable periods ended March 31, 2009), while interest expense totaled $78,559 and $199,653 for the three and six months ended March 31, 2010 (none in either the three or six months ended March 31, 2009).  Interest expense in the current year arose from the amortization and accretion of financing costs and discount along with the amortization of the related value of additional shares issued to the Note holder in connection with our note payable outstanding during the period.

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2010, our net loss totaled $2,130,254 and $3,260,647, respectively ($1,115,690 and $2,888,072 for the comparable periods ended March 31, 2009).  Our basic and diluted net loss per share of $0.04 and $0.07 for the three and six months ended March 31, 2010 ($0.03 and $0.07 for the comparable periods ended March 31, 2009) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable.  At March 31, 2010, our total assets were $487,671 (including prepaid interest of $57,667), while working capital totaled a deficit of $239,587.  Total liabilities (including the remaining balance and accrued interest of $381,526 from a note payable due (as modified) on February 28, 2010) were $703,987 (all of which were current) and our stockholders’ deficiency totaled $216,316.  Our cash and cash equivalents balance at March 31, 2010 totaled $372,961.  The change in our financial position from the previous amounts reported at September 30, 2009 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $1,442,040, offset by negative cash flows from operating activities totaling $1,016,294 and repayments of the note payable totaling $375,000 during the same period.

Our total liabilities at March 31, 2010 included $65,072 in salary deferrals from our employees.  Of the $243,995 recorded as accounts payable and accrued liabilities at March 31, 2010, a total of $78,917 was due to one vendor for software programming services.

Plan of Operations

We continue to be dependent upon future revenues, additional sales of our equity securities or obtaining debt financing to meet our cash requirements.  During the six months ended March 31, 2010, we raised additional equity funding totaling $1,442,040 (net of expenses) from the sale of our common stock and warrants to purchase shares of our Common Stock ($375,000 of which we used for the repayment of the note payable outstanding).  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we estimate we do not have sufficient cash as of the date of this Quarterly Report to continue to fund the operations of our Company significantly past our September 30, 2010 fiscal year end.   From April 1, 2010 through May 12, 2010, we raised an additional $94,600 (net of related commissions and expenses totaling $8,400) from the sale of 257,500 shares of our common stock and warrants to purchase 193,125 additional shares of common stock with an exercise price of $0.60 per share.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations through the end of our fiscal year ended September 30, 2010 and could severely hinder our progress towards our business objectives significantly before this date.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing BMP.  If we fail to achieve sufficient revenues and gross margin with BMP, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.  Additionally, our 12% Senior Note (the “Note”) payable with a balance (including accrued interest) of $381,526 as of March 31, 2010, is currently due on May 31, 2010.  If we fail to raise additional adequate financing to repay the Note, our business may be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

Beginning January 1, 2010 and through May 12, 2010, we have sold 1,072,500 shares of our common stock at $0.40 per share to 13 accredited investors (as defined under Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”)), bringing our Company gross proceeds of $429,000.  Each four shares of common stock sold were accompanied by a warrant to purchase three additional shares of common stock at an exercise price of $0.60 per share (804,375 warrants issued therewith), exercisable by the holder any time on or before two years from the date of the sale of the accompanying common stock.  The issuance of shares of common stock and warrants was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act.  The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

One April 7, 2010, we entered into an agreement with Two Eight, Inc. (“Two Eight”) who will provide investor relations services through June 30, 2010 to our Company in exchange for 200,000 shares of our restricted common stock.  On May 10, 2010, we entered into an agreement with Kay who will provide investor relations services through June 30, 2010 to our Company in exchange for 550,000 shares of our restricted common stock.  The value of the common stock issued under the agreements to Two Eight and Kay totals $300,000.  The issuance of shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the issuance of shares

On April 30, 2010, we granted ESP warrants to purchase up to 300,000 additional shares of our common stock on the terms discussed in Item 5 below.  The issuance of warrants was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The issuance of warrants was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the issuance of shares

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – (Removed and Reserved)

Not applicable.

Item 5 – Other Information

One April 7, 2010, we entered into an agreement with Two Eight who will provide investor relations services through June 30, 2010 to our Company in exchange for 200,000 shares of our restricted common stock.  On May 10, 2010, we entered into an agreement with Kay who will provide investor relations services through June 30, 2010 to our Company in exchange for 550,000 shares of our restricted common stock.  The value of the common stock issued under the agreements to Two Eight and Kay totaling $300,000 will be charged to general and administrative expenses during the three months ended June 30, 2010.

On April 28, 2010, we entered into an agreement with Maxim Group LLC (“Maxim”) to act as a non-exclusive placement agent for the sale of additional equity securities of our Company.  Under the terms of the agreement with Maxim, they will receive a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase between ten and twenty percent of the shares of our common stock at terms similar to those sold to the investors introduced by Maxim.  In a related agreement, we granted ESP warrants to purchase up to 300,000 additional shares of our common stock at terms similar to those sold to the investors introduced by Maxim.

Item 6 – Exhibits and Reports on Form 8-K

(a)

Exhibits

See Exhibit Index immediately following signatures.

(b)

Reports on Form 8-K

The Company filed a Form 8-K on March 4, 2010 regarding an amendment to its 12% Senior Note with Gemini Master Fund, Ltd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

May 12, 2010

Exhibit Index

Exhibit No.	Description
10.27*	Investor relations agreement with Kay Holdings, Inc. dated May 10, 2010
10.28*	Agreement with Equity Source Partners, LLC dated April 30, 2010
10.29*	Placement agent agreement with Maxim Group LLC dated April 28, 2010
10.30*	Investor relations agreement with Two Eight, Inc. dated April 7, 2010
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report