Form 10-Q
period 2010-06-30
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2010-08-12
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

At August 11, 2010, there were 52,217,795 shares outstanding of the issuer’s common stock (registered shares trading under the symbol SCLW), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2010 and September 30, 2009

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2010 and 2009

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

SOCIALWISE, INC.
Consolidated Balance Sheets (Unaudited)

	June 30, 2010	September 30, 2009

Assets
Current assets:
Cash and cash equivalents	$158,472	$322,215
Prepaid interest and financing costs	35,556	21,250
Other current assets	28,584	9,624

Total current assets	222,612	353,089

Property and equipment, net of accumulated depreciation of
$28,284 ($17,553 at September 30, 2009)	14,642	25,373
Other assets	5,052	5,052

	$242,306	$383,514

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$203,365	$165,596
Accrued and deferred personnel compensation	65,072	91,171
Note payable	393,565	645,206
Other current liabilities	13,369	13,694

Total current liabilities	675,371	915,667

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 8,120 shares issued and outstanding
(8,600 at September 30, 2009); liquidation preference of $860,000
June 30, 2010 ($860,000 at September 30, 2009)	8	9
Common stock; $0.001 par value; 80,000,000 shares authorized; 51,073,970
shares issued and outstanding (44,723,197 at September 30, 2009)	51,074	44,723
Additional paid-in capital	16,871,774	11,776,218
Accumulated deficit	(17,355,921)	(12,353,103)

Total stockholders' equity (deficiency)	(433,065)	(532,153)

	$242,306	$383,514
See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2010	2009	2010	2009

Revenues	$2,119	$-	$4,083	$-
Cost of revenues	1,264	-	4,315	-

Gross margin	855	-	(232)	-

Operating expenses:
Selling and marketing	602,986	149,874	1,865,198	688,606
Operations, general and administrative	1,066,070	1,368,645	2,864,534	3,729,233

Total operating expenses	1,669,056	1,518,519	4,729,732	4,417,839

Loss from operations	(1,668,201)	(1,518,519)	(4,729,964)	(4,417,839)

Nonoperating income (expense):
Interest expense	(74,150)	(98,805)	(273,803)	(98,805)
Interest income	180	1,840	949	13,090

	(73,970)	(96,965)	(272,854)	(85,715)

Net loss and comprehensive net loss	$(1,742,171)	$(1,615,484)	$(5,002,818)	$(4,503,554)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.10)	$(0.11)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	50,136,854	43,236,389	48,295,483	41,899,516

See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended June 30, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(5,002,818)	$(4,503,554)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	10,731	10,732
Stock based compensation	2,281,627	1,471,753
Consulting services rendered in exchange for common stock and warrants	786,032	179,366
Amortization and accretion of interest expense	272,303	98,805
Changes in operating assets and liabilities:
Other assets	(18,960)	(25,357)
Accounts payable and accrued liabilities	37,769	(79,852)
Accrued and deferred personnel compensation	(26,099)	33,011
Other liabilities	(325)	379

Cash flows from operating activities	(1,659,740)	(2,814,717)

Cash flows from investing activities:
Purchases of property and equipment	-	(31,208)
Additions to intangible assets	-	(22,176)

Cash flows from investing activities	-	(53,384)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,810,390	1,507,500
Repayments of note payable	(375,000)	573,750
Proceeds from exercise of warrants	60,607	18,500

Cash flows from financing activities	1,495,997	2,099,750

Change in cash and cash equivalents during period	(163,743)	(768,351)

Cash and cash equivalents, beginning of period	322,215	1,379,282

Cash and cash equivalents, end of period	$158,472	$610,931

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,500	$-

Noncash investing and financing transactions:
Common stock issued in connection with note payable	$96,750	$160,000

See accompanying notes.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.

Basis of Presentation

Socialwise, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise-CA”), we develop and market innovative online payment solutions.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SCLW.”

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2009 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  All intercompany amounts have been eliminated in consolidation.

Our financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have yet to establish profitable operations, have negative stockholders’ equity and have current liabilities in excess of current assets at June 30, 2010.  These factors, among others, create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing to meet our cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we will not have sufficient cash to continue to fund our operations through our September 30, 2010 fiscal year end.  Subsequent to the date of the accompanying financial statements and through August 11, 2010, we raised an additional $457,530 ($415,357 net of related costs of $42,173) from the sale of 1,143,825 shares of our common stock and warrants to purchase 857,859 additional shares of common stock with an exercise price of $0.60 per share.

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

Cash and cash equivalents

We consider all investments with a fixed principal repayment amount and an original maturity of nine months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

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

Derivatives

We account for the embedded derivative features of certain of our equity securities as derivatives in accordance with newly issued guidance effective with our 2010 fiscal year beginning October 1, 2009.   The new guidance requires our Company to consider whether provisions that protect holders from a decline in the price of future equity sold by our Company (down-round provisions or “DRPs”) should be properly reclassified from stockholders’ equity to liabilities.  We have DRPs in connection with 8,120 shares of our Series A preferred stock outstanding (convertible into 2,460,607 shares of our Company’s common stock) and in connection with outstanding warrants to purchase 2,212,213 shares of our common stock with an exercise price of $0.40 per share.  The estimated value of the equity instruments containing DRPs is required to be accounted for as a liability if our Company is required to pay cash to

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

settle the provisions of the DRPs or in the event that our Company’s stock trades in sufficient volumes such that such instruments can be readily converted into cash.  We have analyzed the securities containing DRPs and concluded that these instruments are properly accounted for within stockholders’ equity at June 30, 2010.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities at June 30, 2010 were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

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

3.

Finder and Investment Related Services Agreements

Finder Services

We entered into a Finder Agreement (“Finder Agreement”) effective June 1, 2008 with SPN Investments, Inc. (“SPN”).  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or shares of our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a Finder.  The Finder Agreement (as amended and supplemented as of August 12, 2009) also called for the issuance to SPN of up to 500,000 of our Company’s restricted common shares along with five year warrants to purchase 175,000 shares of common stock with an exercise price of $1 per share as follows:

•

SPN received one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock; up to a maximum of 500,000 shares of common stock (100,500 shares of the remaining total consideration of 500,000 shares were earned during the nine months ended June 30, 2010 and accounted for as an issuance cost in consideration with the shares sold).

•

SPN received 175,000 vested five year warrants in May 2009 with an exercise price of $1.00 per share.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Investment Related Services

During the three and nine months ended June 30, 2010, we issued 550,000 and 1,209,555 shares, respectively, of our common stock to Kay Holdings, Inc. (“Kay”) and its designees under agreements with Kay for the provision of investment related services.  During the nine months ended June 30, 2010, we issued two year term warrants with exercise prices of $0.60 per share to purchase 671,250 shares of our common stock to Kay in exchange for related services it performed on our Company’s behalf.  Kay and SPN have a common principal officer.  Our Company recognized noncash expenses in connection with the services performed on its behalf totaling $220,000 and $491,432 during the three and nine months ended June 30, 2010.

On June 24, 2010, we entered into an agreement with Iroquois Capital (“Iroquois”) for the provision of financial advisory services.  Under the terms of the agreement with Iroquois, they were granted warrants to purchase 450,000 shares of our common stock at a price of $0.60 per share.  The warrants have a term of four years and include anti-dilution provisions and piggy-back registration rights.  Our Company recognized noncash expenses in connection with the services performed on its behalf totaling $198,000 during the three and nine months ended June 30, 2010.

On April 28, 2010, we entered into an agreement with Maxim Group LLC (“Maxim”) to act as a non-exclusive placement agent for the sale of additional equity securities of our Company.  Under the terms of the agreement with Maxim, they will receive a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced by Maxim.  In a related agreement, we granted Equity Source Partners, LLC (“ESP”)warrants to purchase up to 300,000 additional shares of our common stock at terms similar to those sold to the investors introduced by Maxim.

On August 24, 2009, we entered into a non-exclusive agreement with ESPto provide financial assistance in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and pay them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  Through June 30, 2010, ESP has earned cash totaling $107,280 and warrants to purchase 134,100 shares of our common stock under the agreement.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  During the three and nine months ended June 30, 2010, the Advisor was issued 42,000 and 98,000 shares of common stock, respectively, and warrants to purchase 42,000 and 98,000 shares, respectively, of our common stock (in addition to consideration received during the three months ended June 30, 2009 of 150,000 common shares and warrants to purchase 100,000 shares of common stock).  Noncash charges to operations during the three and nine months ended June 30, 2010 in connection with our issuance of common shares and warrants to the Advisor totaled $37,380 and $87,640, respectively.

In April 2010 and November 2008, we entered into agreements with Two Eight, Inc. (“Two Eight”) to provide investor relations services through June 30, 2010 and 2009, respectively, to our Company in exchange for 150,000 shares of our common stock (April 2010) and $100,000 in cash (November 2008).  We recognized general and administrative expenses totaling $60,000 and $100,000 during the nine months ended June 30, 2010 and 2009, respectively.

4.

Issuances of Common Stock and Warrants

During the nine months ended June 30, 2010, we entered into subscription agreements with 58 accredited investors pursuant to which we issued 4,945,750 shares of our common stock and warrants to purchase an additional 3,664,313 shares of our common stock with an exercise price of $0.60 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,987,300 ($1,810,390 net of expected expenses totaling $176,910).  SPN, Kay and ESP assisted our Company in connection with the transactions and they and their designees earned the fees and commissions therewith.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

During the nine months ended June 30, 2010, we issued 200,000 shares of common stock to a contractor in exchange for services performed in the current and prior fiscal years.  In connection with the issuance of shares, we recognized expenses of $24,000 and $104,000 during the three and nine months ended June 30, 2010.

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

5.

Note Payable

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting discounts, prepaid interest expense, and fees totaling $63,750 paid in connection with the transaction.  The Note was neither convertible nor secured and carries certain operating and other covenants as well as prescribing certain events of default.  Upon the occurrence of an uncured event of default, the Note holder would be entitled to demand repayment of the entire amount outstanding under the Note multiplied by 115% and all remaining amounts outstanding would accrue interest at the rate of 20% per annum.

Under the original terms of the Note, we were required to use no less than 50% of the proceeds of any subsequent equity or debt financing to repay the Note during the time that the Note remains outstanding.  In November 2009, the Note holder agreed to revise the required repayments under the Note due to future financings to payments of $25,000, $250,000 and $100,000 on October 30, 2009, November 20, 2009 and December 15, 2009, respectively (which required payments the Company made).  On December 28, 2009, the Company exercised its option (with the issuance of 75,000 shares of our common stock to the Note holder) to extend the maturity date of the Note to February 28, 2010.

In February and May 2010, the Note holder agreed to further extensions of the maturity date of the Note (now maturing on February 28, 2011) in exchange for a total of 150,000 shares of our common stock and the added option to convert the Note into shares of our common stock at the rate of $0.40 per share.  The value of all additional shares issued to the Note holder totaling $96,750 was accounted for as prepaid interest expense at the time of issuance and was amortized through the revised maturity dates.  We recognized the convertibility feature granted to the Note holder in February 2010 as a beneficial conversion feature which equaled the difference between the closing market price of our stock at the time of the grant ($0.47) less the conversion price ($0.40), multiplied by the number of shares into which it was convertible (950,000) or $66,500.  The value of the convertibility feature granted was amortized through May 2010.  During the three and nine months ended June 30, 2010, we recognized interest expense in connection with all of the related costs of the note payable totaling $74,150 and $273,803, respectively ($98,805 for the three and nine months ended June 30, 2009).  At June 30, 2010, the principal and accrued interest due to the note holder totaled $393,565 ($645,206 at December 31, 2009).

6.

Stockholders’ equity

Stock options

Our Company maintains the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”) which provides for the granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended by our Board of Directors and subject to future approval by our shareholders) shall not exceed (in the aggregate) 4,000,000 shares of common stock of our Company.  During the nine months ended June 30, 2010, we issued 400,000 nonqualified stock options to four employees with five year terms, two year vesting and exercise prices of $0.49 per share and cancelled 30,000 options upon the termination of an individual’s employment.  Through June 30, 2010, we have granted a total of 3,845,000 incentive and nonqualified stock options to six employees and two advisors under the Plan, 3,815,000 of which remain outstanding (3,445,206 options were vested as of June 30, 2010).

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Warrants

Our Company issued 937,000 and 5,379,036 warrants to advisors and consultants during the three and nine months ended June 30, 2010.  Through June 30, 2010, we have issued warrants to purchase a total of 7,277,967 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised and warrants to purchase 7,327,967 shares of common stock remain outstanding at June 30, 2010, 5,995,264 of which have vested.  The warrants have remaining terms ranging from two to fifty-nine months as of June 30, 2010 and exercise prices ranging from $0.37 to $2.45 per share.

Through June 30, 2010, we have also issued warrants to purchase up to 7,546,012 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 7,394,497 of which remain outstanding following the exercise during the three months ended June 30, 2010 of warrants to purchase 151,515 shares of common stock.  The numbers and exercise prices of investor warrants outstanding at June 30, 2010 (all of which are vested) are as follows:

Shares Underlying Warrants	Exercise Price	Expiration Date(s)
2,121,213	$0.40	12/5/2013
416,667	$0.60	2/28/2014
521,954	$1.00	12/12/2010
183,750	$1.00	7/1/2011-9/30/2011
2,292,750	$0.60	10/14/2011-12/29/2011
87,600	$0.60	12/29/2014
390,000	$0.60	2/11/12
611,250	$0.60	1/8/2012-3/26/2012
29,500	$0.60	2/16/15
722,813	$0.60	6/23/12
17,000	$0.60	6/23/15
7,394,497

We issued warrants to purchasers of our preferred and common stock in June and August 2008 to purchase 2,272,722 shares (as adjusted) and 416,667, respectively of our common stock with terms of sixty-nine months and exercise prices of $0.40 (as adjusted) and $0.60 per share, respectively.  The number of warrants under the June 2008 warrants was adjusted from 1,818,182 to 2,272,728 (and their exercise price was reduced from $0.50 to $0.40) due to sales of our Company’s common stock that took place in October 2009 at $0.40 per share.  The warrants issued in June and August 2008 have a call provision that allows our Company to require them to be exercised when (and if) our common stock maintains a closing market price of $1.00 per share for three consecutive trading days (subject to certain limitations).   The warrants also carry additional provisions in favor of the warrant-holders including: (1) severe penalties for failure to timely deliver underlying share certificates upon exercise; and 2) anti-dilution adjustments for any future issuances of common stock at prices less than the exercise price of the warrants.

Warrant activity (including all warrants issued) during the nine months ended June 30, 2010 was as follows:

Beginning balance outstanding	5,344,039
Warrants issued to advisors and consultants	5,660,286
Warrants issued to investors and others in connection with the sale of common stock	4,150,913
Warrants exercised for the purchase of common stock	(151,515)

Ending balance outstanding	15,003,723

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Stock-based compensation

During the three and nine months ended June 30, 2010, we recognized stock-based compensation expense totaling $735,665 and $2,281,627, respectively ($563,453 and $1,471,753 during the three and nine months ended June 30, 2009), in connection with the issuance of stock options and warrants issued to advisors and consultants (not including expenses for warrants issued in exchange for investor relations services totaling $90,000 during the three months ended December 31, 2009).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended June 30, 2010: expected life (in years) – 3.20 years; weighted average volatility – 171.57%; forfeiture rate – 0%; risk-free interest rate – 1.49%; and expected dividend rate – 0%.  At June 30, 2010, the weighted average exercise price of options and warrants outstanding (issued in connection with stock-based compensation) is $0.74 per share while the corresponding weighted average remaining contractual period was 36.7 months.  As of June 30, 2010, $765,726 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2011.

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

7.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $11,600,000 and $4,700,000, respectively, as of June 30, 2010.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Socialwise-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

8.

Commitments and contingencies

Our Company leases its office facilities on a month to month basis with current monthly rentals of $2,576.  Rent expense was $7,728 and $23,184 for the three and nine months ended June 30, 2010 ($7,570 and $22,417 for the three and nine months ended June 30, 2010).

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

9.

Subsequent events

From July 1, 2010 through August 11, 2010, we entered into additional subscription agreements for the sale of 1,143,825 shares of our common stock and two-year warrants to purchase 857,869 shares of common stock with an exercise price of $0.60 per share.  The sale of common stock and warrants resulted in gross proceeds to our Company totaling $457,530 ($415,357 net of related issuance costs totaling $42,173).  Our Company has evaluated subsequent events through the date that the financial statements were issued on August 11, 2010.

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

Results of Operations

Revenues

Our Company had insignificant revenues totaling $2,119 and $4,083 for the three and nine months ended June 30, 2010 (no revenues for the comparable periods ended June 30, 2009).  Our Company’s BillMyParents™ payment system (“BMP”) was only available on two youth gaming sites through the period ended June 30, 2010, and we did not promote BMP’s use on those sites to the general public in any significant way pending a marketing roll out now planned in our fourth fiscal quarter.  BMP is targeted at enabling parents and young people to link and communicate in order to guide responsible e-commerce transactions on the Internet.  BMP has been designed with significant features that we believe consumers will find compelling.  Going forward (and subject to receiving additional funding) we plan to make substantial efforts to market BMP (and related youth payment card methods) to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering (and we have not recognized significant revenues to date), there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.  There were no revenues from any sources during the three or nine months ended June 30, 2009.

Cost of Revenues

Our cost of revenues for the three and nine months ending June 30, 2010 totaled $1,264 and $4,315 (our gross margins for the same periods were $855 and a negative $232).  Due to the low volume of revenues during the nine months ended June 30, 2010, we did not cover the basic costs in connection with the maintenance of payment capabilities required to allow for the use of BMP where it was available.  There were no cost of revenues nor gross margin during the three or nine months ended June 30, 2009.

Operating Expenses

Selling and marketing expenses for the three and nine months ended June 30, 2010 totaled $602,986 and $1,865,198, respectively ($149,875 and $688,606 for the comparable periods ended June 30, 2009).  Included in these expenses for the three and nine months ended June 30, 2010 were employee compensation and related expenses of $22,330 and $95,617, respectively ($62,415 and $156,701 for the comparable periods ended June 30, 2009), payments to consultants for business development, marketing and merchandising services totaling $57,500 and $105,250, respectively ($22,413 and $108,317 for the comparable periods ended June 30, 2009), marketing, sales, creative services and public relations expenses of $61,619 and $101,480, respectively, ($40,564 and $147,259 for the comparable periods ended June 30, 2009) and noncash stock-based compensation expenses totaling $459,622 and $1,555,320, respectively ($19,338 and $255,723 for the comparable periods ended June 30, 2009).  The surge in stock-based compensation expenses in 2010 was due primarily to the signing of action sports athletes to endorse BMP and given the nature of the vesting of their warrants granted to purchase common stock, the total should decrease significantly going forward.

Operations, general and administrative expenses for the three and nine months ended June 30, 2010 totaled $1,066,070 and $2,864,534, respectively ($1,368,645 and $3,729,233 for the comparable periods ended June 30, 2009).  Included in these expenses for the three and nine months ended June 30, 2010 were operations expenses in connection with building our two major IT platforms totaling $148,191 and $434,731, respectively ($361,789 and $1,203,493 for the comparable periods ended June 30, 2009), employee compensation and related charges of $263,323 and $787,541, respectively ($307,291 and $684,167 for the comparable periods ended June 30, 2009),  noncash stock-based compensation of $276,042 and $726,308, respectively ($544,115 and $1,216,030 for the comparable periods ended June 30, 2009), cash and noncash charges in connection with the payment of cash and the grant of common stock in connection with investor relations services totaling $296,800 and $682,032, respectively ($39,845 and $279,366 for the comparable periods ended June 30, 2009), legal fees of $963 and $19,538, respectively ($24,840 and $53,590 for the comparable periods ended June 30, 2009), accounting and auditing charges of $5,378 and $39,855, respectively ($9,499 and $57,350 for the comparable periods ended June 30, 2009), insurance of $9,836 and $33,367, respectively ($10,838 and $35,198 for the comparable periods ended June 30, 2009) and facility related expenses of $8,343 and $24,808, respectively ($8,344 and $24,355 for the comparable periods ended June 30, 2009).

Operating expenses for the three and nine months ended June 30, 2010 totaled $1,669,056 and $4,729,732, respectively ($1,518,519 and $4,417,839 for the comparable periods ended June 30, 2009).  The increase in operating expenses compared to the prior year’s corresponding period is due to significant charges incurred in connection with the grant of sizable grants of warrants to purchase our common stock to celebrity athlete endorsers of BMP.  This was offset by our focusing of all development, implementation, marketing and sales efforts on BMP in the current year (the prior year’s expenses included substantial expenditures made in connection with our Socialwise™ Group Gifting Platform (“SGGP”) in addition to BMP).

Interest Income and Expense

For the three and nine months ended June 30, 2010, interest income totaled $180 and $949, respectively ($1,840 and $13,090 for the comparable periods ended June 30, 2009), while interest expense totaled $74,150 and $273,803 for the three and nine months ended June 30, 2010 ($98,805 for the three or nine months ended June 30, 2009).  Interest expense in the current year arose from the amortization and accretion of financing costs and discount along with the amortization of the related value of additional shares issued to the Note holder in connection with our note payable outstanding during the period.

Net Loss and Net Loss per Share

For the three and nine months ended June 30, 2010, our net loss totaled $1,742,171 and $5,002,818, respectively ($1,615,484 and $4,503,554 for the comparable periods ended June 30, 2009).  Our basic and diluted net loss per share of $0.03 and $0.10 for the three and nine months ended June 30, 2010 ($0.04 and $0.11 for the comparable periods ended June 30, 2009) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable.  At June 30, 2010, our total assets were $242,306 (including prepaid interest of $35,556), while working capital totaled a deficit of $452,759.  Total liabilities (including the remaining balance and accrued interest of $393,565 from a note payable due (as modified) on February 28, 2011) were $675,371 (all of which were current) and our stockholders’ deficiency totaled $433,065.  Our cash and cash equivalents balance at June 30, 2010 totaled $158,472.  The change in our financial position from the previous amounts reported at September 30, 2009 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $1,810,390 and the proceeds from the exercise of stock warrants totaling $60,607, offset by negative cash flows from operating activities totaling $1,659,740 and repayments of the note payable totaling $375,000 during the same period.

Our total liabilities at June 30, 2010 included $65,072 in salary deferrals from our employees.  Of the $203,365 recorded as accounts payable and accrued liabilities at June 30, 2010, a total of $72,967 was due to one vendor for software programming services.

Plan of Operations

We continue to be dependent upon future revenues, additional sales of our equity securities or obtaining debt financing to meet our cash requirements.  During the nine months ended June 30, 2010, we raised additional equity funding totaling $1,810,390 (net of expenses) from the sale of our common stock and warrants to purchase shares of our Common Stock ($375,000 of which we used for the repayment of the note payable outstanding).  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, we estimate that we do not have sufficient cash as of the date of this Quarterly Report to continue to fund the operations of our Company significantly past our September 30, 2010 fiscal year end.   From July 1, 2010 through August 11, 2010, we raised an additional $415,357 (net of related commissions and expenses totaling $42,173) from the sale of 1,143,825 shares of our common stock and warrants to purchase 857,869 additional shares of common stock with an exercise price of $0.60 per share.

Longer term, we continue our attempts to raise additional equity financing through the sale of unregistered shares of our Company’s preferred and/or common stock in order to finance our future investing and operating cash flow needs.  To this end, the Company has engaged Maxim Group LLC to act as placement agent in the Company’s offering of a minimum of 5,000,000 shares of the Company’s common stock, and up to a maximum of 10,000,000 shares of the Company’s Common Stock, at a price of $0.40 per share.   In addition to the shares of common stock, each investor who participates in the offering will receive a five-year warrant to purchase such number of shares of Company common stock equal to 75% of the number of shares of common stock purchased by the investor, at an exercise price of $0.60 per share, and will receive registration rights and a right of participation in future Company financing for a period of one year after the completion of the offering.  However, there can be no assurance as to whether, when, or upon what terms we will be able to consummate any such financing.

We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to continue to incur costs in improving, maintaining and marketing BMP over the rest of fiscal 2010.

Going Concern

As noted above (and by our auditors in their report on our financial statements as of and for the year ended September 30, 2009), there exists an uncertainty about our ability to continue as a going concern significantly past the end of our current fiscal year in September 30, 2010, absent additional funding.  This uncertainty may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain future equity financing to maintain our operations.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability.  Furthermore, we project that our current cash on hand and commitments for additional investment will not be sufficient to maintain our Company’s operations through the end of our fiscal year ended September 30, 2010 and could severely hinder our progress towards our business objectives significantly before this date.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing BMP.  If we fail to achieve sufficient revenues and gross margin with BMP, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.  Additionally, our 12% Senior Note (the “Note”) payable with a balance (including accrued interest) of $393,565 as of June 30, 2010, is currently due on February 28, 2011.  If we fail to raise additional adequate financing to repay the Note, our business may be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Additionally, beginning with the fall of 2008 there has been significant deterioration in the global credit and equity markets that has not fully recovered at the time of this report.  Continuing recessionary conditions in the global economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to further debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations.

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

While our management has evaluated our internal controls over financial reporting as effective in our most recent annual report of Form 10-K, in the future our independent auditors may not be able to certify as to their effectiveness at the time that such certification is required, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. While our management has evaluated our internal controls over financial reporting for the purpose of allowing management to report on them (and has evaluated them as effective in our most recent evaluation), our independent auditors in the future could be required to attest to them as well.  If in the future our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We are dependent for our success on a few key executive officers, particularly our Company’s Chief Executive Officer. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team.  We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals may voluntarily terminate his employment with the Company at any time.  Additionally beginning in August 2010, our Company’s Chief Financial Officer plans to devote only a limited amount of time to our Company’s affairs.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

Beginning April 1, 2010 and through August 11, 2010, we have sold 2,157,575 shares of our common stock at $0.40 per share to 36 accredited investors (as defined under Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”)), bringing our Company gross proceeds of $863,030.  Each four shares of common stock sold were accompanied by a warrant to purchase three additional shares of common stock at an exercise price of $0.60 per share (1,618,181 warrants issued therewith), exercisable by the holder any time on or before two years from the date of the sale of the accompanying common stock.  The issuance of shares of common stock and warrants was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D under the Securities Act.  The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investors in connection with the offering.

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

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

August 11, 2010

Exhibit Index

Exhibit No.	Description
10.31*	Financial Advisory Services agreement with Iroquois Master Fund Ltd. dated June 24, 2010
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report