Form 10-K
period 2010-09-30
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2010-12-29
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2010

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

The aggregate market value of the voting and non-voting common equity on March 31, 2010 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $0.60) was approximately $19,931,199.   Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At December 29, 2010, there were 64,124,170 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOCIALWISE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 2 - Description of Property

Item 3 - Legal Proceedings

Item 4 - Reserved

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issued Purchases of Equity Securities

Item 6 - Selected Consolidated Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Item 8 - Financial Statements

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A - Controls and Procedures

Item 9B - Other Information

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships, Related Transactions and Director Independence

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

Item 1 - Description of Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means Socialwise, Inc., a Colorado corporation, its wholly-owned subsidiary Socialwise, Inc., a California corporation or their management.

History

Our Company was originally incorporated in the State of Colorado on May 14, 1990 as “Snow Eagle Investments, Inc.” and was inactive from 1990 until 1997.   In April 1997, the Company acquired the assets of 1st Net Technologies, LLC, a California limited liability company, and the Company changed its name to “1st Net Technologies, Inc.” and operated as an Internet commerce and services business.  In August 2001, the Company suspended its operations.  In September of 2005, the Company acquired VOS Systems, Inc. (the “VOS Subsidiary”) as its wholly owned subsidiary and the Company changed its name to “VOS International, Inc.” and traded under the symbol “VOSI.OB”.  The VOS Subsidiary operated as a technology company involved in the design, development, manufacturing, and marketing of consumer electronic products.  On October 16, 2007, we sold the VOS Subsidiary and acquired Socialwise, Inc. (formerly IdeaEdge, Inc., a California corporation) (“Socialwise-CA”) and changed our Company’s name to “IdeaEdge, Inc.”  Through Socialwise-CA, we develop and market innovative online and traditional retail youth payment solutions.  On May 1, 2009, we changed our name from IdeaEdge, Inc. to Socialwise, Inc., and our stock trades under the symbol “SCLW.OB”.

Current Business

We intend to capitalize on the opportunity to facilitate youth commerce through the offering of our online and traditional retail payment platform, BillMyParents® (“BMP”).  BMP is designed to enable parents and young people to collaborate toward the goal of responsible spending.  BMP has two major components.  In collaboration with online retailers, we have developed a payment method that allows retailers to make sales to young people who previously lacked a means to pay for products online.  We also market a prepaid debit card with special features aimed at young consumers.

Going forward, we plan to continue to market BMP to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering without material revenues to date, there can be no assurance about whether or when BMP will turn out to be a successful product that will generate sufficient revenues with adequate margins to fund our operations in the future.

Market Overview and Business Model

We believe there is a compelling opportunity available to our Company to provide needed solutions to significant impediments to online and traditional retail commerce for young people.  BMP is designed to address both areas through distinctive products we offer.

Online Commerce Solution

According to the 2007 Harris Interactive Youth Pulse Market Research Report, there are in excess of $40 billion dollars in annual Internet sales that young people research online but end up either not purchasing or purchasing from other sources.  The number one reason cited for this failure of young people to complete these sales transactions was their lack of a payment means.  The substantial majority of online transactions are completed through the use of credit cards, while the overwhelming majority of young people do not have the ability to pay for online purchases this way.  Use of parents’ credit cards is problematic due to their justified reluctance (for security reasons) to giving their children their credit card information.  Also, young people and their parents are seldom in the same physical location when an online sales opportunity arises.

We believe the BMP online commerce solution will provide a unique solution in order to facilitate these previously lost sales.  With one click and the young person’s provision of two email addresses and a short message, the parent receives a request for payment from the child.  The parent has the option to accept, deny or request more information about the transaction.  Upon acceptance, the parent provides information on a simple check screen in order to complete the transaction.  BMP transactions can be processed either by Socialwise (where we process the purchase through our credit card processing company) or by the participating merchant (in which case we integrate our system with the merchant’s online payment systems).  For transactions that we process, we charge a modest fee on a per transaction basis (typically paid by the consumer) and a percentage of the sale amount (paid by the merchant).  We believe that our current and planned per-transaction fees are market competitive and provide consumers with superior value in that BMP allows for security and safety online.  We also believe that the percentage transaction fees are competitive with the market for other payment options available to merchants and provide them with a method to capture previously foregone youth sales opportunities.

Traditional Retail Solution

Prepaid reloadable debit cards (“BMP Cards”) are similar to debit cards, without the need of a bank account.  We believe this represents another wide-open market that meshes well with our focus on youth financial solutions.  BMP Cards offer significant advantages over cash and/or the use by young people of their parent’s or guardian’s credit or debit card.  For a comparatively small cost, BMP Cards offer what we believe are compelling features for young people and adults alike.  Included among the features of our BMP Cards is:

•

No credit implications from the use of the cards for either young people or adults;

•

No overdrafts or related fees;

•

Controllable transaction alerts to adults at times and frequencies determined by the adult;

•

Ability of the adult to instantly lock and unlock the card for transactions;

•

Money loaded on the card is protected if the card is lost and transferred to a new card; and

•

Adults have the ability to transfer money instantly to the young person’s card in an emergency.

We believe the BMP Card is an excellent option allowing young people to be exposed to the financial world at a very early age. Teaching young people how to spend within a stipulated budget, BMP Cards are accepted anywhere MasterCard TM is accepted. Under newly enacted legislation card holders are required to be 21 years old to be eligible for a regular credit card (if the adult does not guarantee the balance).  BMP Cards allow young people 13 years and older to have the card in their own name even without credit implications for an adult.  BMP Card holders have other convenient options including the reloading of cards through direct deposit if desired.

Strategy

We plan to continue to introduce new features to our product offerings that we hope will cause the public to associate BMP with responsible youth spending.  We plan to make potential consumers aware of BMP through marketing with endorsements from well-known action sports personalities as well as joint promotional opportunities with providers of consumer products and services.  We plan to also pursue action sports retail channel partners and advertising and promotion through popular youth focused media outlets.

We plan to follow up these activities with plans to actively court popular online retailers.  We expect to be able to show the retailers the benefits that BMP will bring to their sites in the form of increased purchases from youth consumers, a highly sought-after customer.  By including BMP as a payment option in both online and traditional retail situations, we believe merchants will be able to realize youth sales that are currently lost for reasons previously discussed.

Financial Model

Revenues from BMP are expected to be derived from fees primarily from card holders and secondarily (in the future) from merchants.  The direct costs incurred by us in connection with BMP will include discounts and per transaction fees from credit card companies and amounts paid to our processing partner for debit card issuance and transaction costs.

We continue to extensively employ outside consultants for the build out and ongoing maintenance of the platform and payment system, as well as for marketing, design, business development and other general and administrative functions of our Company.  While we intend to restrict the number of new employees we add to our Company’s workforce, we believe that new personnel will be necessary in the future in the areas of project management, software programming, operations, accounting and administration.

Barriers to Entry

Our company has applied for a patent in connection with BMP (in addition to a patent application under review in connection with Socialwise™ Group Gifting Platform (“SGGP”)).  We believe that the business processes in connection with BMP are original to our Company; however we may discover that others have patent claims of which we are currently unaware.   Should we be successful in obtaining the grant of the patent under application and should we be successful in countering any challenges to its validity that might emerge, the lifetime of the granted patents would be twenty years.  Should the patent application in question be approved, it could give us a cost advantage from the license fees that future potential competitors would be required to pay as well as revenues from said license fees.  There can be no assurance however that we will be successful in receiving such a patent.

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

American Express TM is a world-wide leader in the credit card and financial services industry whose credit cards account for 24% of total volume of credit card transactions in the United States.  American ExpressTM recently issued PASS, a prepaid reloadable card that “parents give to teens.”  PASS has many of the features we plan to offer with our BMP Card and American ExpressTM has devoted substantial resources to publicize this youth oriented payment option.  While we believe that PASS has drawbacks not found in BMP Cards (e.g. the adult is required to have an American ExpressTM card), nevertheless American ExpressTM is a world recognized brand with substantial marketing capabilities that is likely to be formidable competition for our Company.

We are also aware of other debit card providers that have products that seek to facilitate online commerce through added features aimed at both merchants and consumers.  There are several debit card providers that specifically target youth in their product offerings (e.g. MYPLASH, PAYjr and Facecard).  Similar to the BMP Card, these debit cards represent a way for parents to control youth spending online and provides an attractive option for many online purchases.

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

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that our Company will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing BMP.  If we fail to achieve sufficient revenues and gross margin with BMP, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We rely on third-party suppliers and distributors that are specific to our business and distribution channels such as processors, programmers, social networks and security advisors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Our current business model includes our plan to incorporate BMP within existing social networks.  We will be dependent on these social networks to allow our product offerings to run within their proprietary Internet websites.  Permission for our applications to run on social networks is revocable at any time at the discretion of the social networks. Should any of these adverse contingencies result, they could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal years ended September 30, 2010 and 2009.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.  The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

Additionally, since beginning in the fall of 2008 there has been significant deterioration in the global credit and equity markets that has not fully recovered as of the date of this Annual Report. Continuing recessionary conditions in the global economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to further debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations.

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

Newly effective accounting rules will continue to cause an unfavorable change to the accounting for our financial position.  Beginning with our fiscal year ended September 30, 2010, we were required to account for certain of our issued warrants as derivative liabilities.  This accounting was occasioned due to the anti-dilution provisions of the securities which would reduce their future exercise or conversion price in the event our Company in the future either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price (such an actual reduction of certain of our warrants outstanding and their strike price occurred in October 2009 and August 2010).  In the future, our preferred stock and certain of our warrants outstanding will be marked to market at each future reporting period until such time (if ever) that they are converted, cancelled, expire or are exercised for shares of our common stock.  Additionally, since not all of our outstanding securities have these anti-dilution provisions, holders of such securities lacking anti-dilution provisions could be disadvantaged vis-à-vis securities outstanding with such features, in the event of a future issuance by our Company of securities for consideration that trigger the anti-dilution provisions.  An investor could suffer the loss of a portion or the whole value of their securities in the event of a significant adjustment occasioned by such a future issuance of our Company’s securities.

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

Item 4 – Reserved

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issued Purchases of Equity Securities

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

For the year ended September 30, 2010	High	Low
Fourth Quarter	$0.60	$0.44
Third Quarter	0.75	0.45
Second Quarter	0.62	0.43
First Quarter	0.61	0.41

For the year ended September 30, 2009
Fourth Quarter	$0.80	$0.49
Third Quarter	1.01	0.30
Second Quarter	0.84	0.35
First Quarter	2.34	0.83

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

Holders of Record

As of December 29, 2010, 64,124,170 shares of our common stock were issued and outstanding, and held by approximately 1,500 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2010, with respect to compensation plans under which our common stock is authorized for issuance.

Effective October 16, 2007, our Company adopted the 2007 Equity Incentive Plan which is the only compensation plan under which our common stock is authorized for issuance, and the 2007 Equity Incentive Plan has been approved by our stockholders.  The table below sets forth information as of September 30, 2010 with respect to the 2007 Equity Incentive Plan:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
4,115,000	$0.74	885,000

(1)

Subject to shareholder approval of amendment to the plan approved by our Board of Directors to increase the number of authorized shares of stock issuable under the Plan.

Recent Sales of Unregistered Securities

On December 29, 2010 in connection with the award of common stock in connection with a recently completed fund raising and in connection with the Investor Relations Agreement discussed in “Item 9B-Other Information” below, the Company agreed to issue up to 2,000,000 shares of Company common stock to Kay Holdings, Inc. (“Kay”) as compensation for prior and future services.   Kay meets the accredited investor definition of Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”).  The issuance of Common Stock was made pursuant to an exemption under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.  The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Kay in connection with the issuance of shares.

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus.  See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Socialwise-CA.  Our Company purchased Socialwise-CA on October 16, 2007.  We have no other operations than those of Socialwise-CA.

Results of Operations

Revenues

Our Company had insignificant revenues totaling $6,675 for the year ended September 30, 2010 (no revenues for the year ended September 30, 2009).  For most of fiscal 2010, our Company’s BMP payment system was only available on several youth gaming sites, and we did not promote BMP’s use on those sites to the general public in any significant way.  Although during our fiscal fourth quarter, we rolled out BMP on several retailers’ sites, we currently do not charge either merchants or consumers in connection with transactions pending further refinement of the consumer experience.  BMP is targeted at enabling parents and young people to link and communicate in order to guide responsible spending.  BMP has been designed with significant features that we hope consumers will find compelling.  Going forward we plan to continue to market BMP (both online and in traditional retail settings) to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering (and we have not recognized significant revenues to date), there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.

Cost of Revenues

Our cost of revenues for the year ended September 30, 2010 totaled $6,173 and represented primarily costs for processing credit card transactions (our gross margin for the same period was $502).  Due to the low volume of revenues during the year ended September 30, 2010, we did not generate our planned percentage of gross margin.  There were no cost of revenues or gross margin during the year ended September 30, 2009.

Operating Expenses

Selling and marketing expenses for the year ended September 30, 2010 totaled $2,522,978 ($840,150 for the year ended September 30, 2009).  Included in these expenses for the year ended September 30, 2010 were employee compensation and related expenses of $95,617 ($202,807 for the year ended September 30, 2009), payments to consultants for business development, marketing and merchandising services totaling $137,218 ($104,267 for the year ended September 30, 2009), marketing, sales, creative services and public relations expenses of $360,324, ($159,711 for the year ended September 30, 2009) and noncash stock-based compensation expenses totaling $1,916,321 ($356,139 for the year ended September 30, 2009).  The surge in stock-based compensation expenses in 2010 was due primarily to the signing of action sports athletes to endorse BMP and given the nature of the vesting of their warrants granted to purchase common stock, the total should decrease going forward.  The reduction in employee compensation and related expenses of $107,190 in 2010 was due to the change in our Company’s working arrangement with its Vice President of Business Development from full-time to part-time employment.

We recognized a loss due to impairment of intangible assets of $209,119 during the year ended September 30, 2009.  At September 30, 2009, our intangible assets (prior to the loss recognized) consisted primarily of costs incurred in connection with our group gifting patent application.  Given the uncertainty surrounding our future exploitation of this intellectual property, we concluded that there was a substantial doubt as to our ultimate realization of the related costs capitalized and therefore recorded a charge for their impairment.  There were no similar charges during the year ended September 30, 2010 and there are no charges of this nature recorded as assets as of this date.

Operations, general and administrative expenses for the year ended September 30, 2010 totaled $3,622,003 ($4,630,926 for the year ended September 30, 2009).  Included in these expenses for the year ended September 30, 2010 were operations expenses in connection with building our major IT platforms totaling $581,014 ($1,270,581 for the year ended September 30, 2009), employee compensation and related charges of $1,087,422 ($951,144 for the year ended September 30, 2009),  noncash stock-based compensation of $879,159 ($1,556,587 for the year ended September 30, 2009), noncash charges in connection with grant of common stock in connection with investor relations services totaling $698,832 ($245,546 for the year ended September 30, 2009), legal fees of $35,640 ($68,928 for the year ended September 30, 2009), accounting and auditing charges of $45,255 ($62,822 for the year ended September 30, 2009), insurance of $46,299 ($46,080 for the year ended September 30, 2009) and facility related expenses of $33,202 ($33,254 for the year ended September 30, 2009).

The reduction during 2010 of costs incurred in connection with building our IT platforms of $689,567 resulted from our limiting platform development to the BMP platform (fiscal 2009 included costs related to the development of both BMP and our group gifting platform).  The increase in employee compensation and related charges of $136,278 was due primarily to the deployment of three operations related employees during the entire fiscal year 2010 versus only a portion of fiscal year 2009.  Noncash stock-based compensation fell $584,539, primarily due to prior large grants of employee options completing their vesting during the first and third quarters of fiscal 2010.  Noncash charges in connection with the grant of common stock in connection with investor relations services was $453,286 higher than the previous fiscal year, primarily due to the grant of shares during fiscal 2010 to Kay Holdings, Inc. (“Kay”) (no such grants were made in fiscal 2009).  Reductions in legal and accounting fees totaling $50,855 were primarily the result of cost cutting efforts combined with no registration statement filed in fiscal 2010.

Operating expenses for the year ended September 30, 2010 totaled $6,144,981 ($5,680,195 for the year ended September 30, 2009).  The increase in operating expenses compared to the prior year’s corresponding period is due primarily to significant charges incurred in connection with the grant of sizable grants of warrants to purchase our common stock to celebrity athlete endorsers of BMP.  This was offset by our focusing of all development, implementation, marketing and sales efforts on BMP in the current year (the prior year’s expenses included substantial expenditures made in connection with our SGGP platform in addition to BMP).

Nonoperating Income and Expense

For the year ended September 30, 2010, interest income totaled $1,301 ($13,914 for the year ended September 30, 2009), while interest expense totaled $872,779 for the year ended September 30, 2010 ($210,206 for the year ended September 30, 2009).  Interest expense in the current year arose from the recognition of the beneficial conversion feature in connection with notes payable issued in August 2010 ($512,500) and the amortization and accretion of financing costs and note discount along with the amortization of the related value of additional shares issued in connection with another note payable outstanding during all of fiscal 2010.

In connection with newly adopted accounting principles beginning with our fiscal year ended September 30, 2010, we recognized other income of $87,744 in connection with the change during the year in the fair value of derivative liabilities outstanding.  The bulk of the changes in fair value recognized occurred during the three months ended September 30, 2010 and were primarily the result of additional warrants issued in June and August 2010 that were subject to derivative liability accounting treatment.

Net Loss and Net Loss per Share

For the year ended September 30, 2010, our net loss totaled $6,928,213 ($5,876,487 for the year ended September 30, 2009).  Our basic and diluted net loss per share of $0.14 for the years ended September 30, 2010 and September 30, 2009) were identical due to the anti-dilutive effects of common stock equivalents during all the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable.  At September 30, 2010, our total assets were $894,374 (including prepaid interest and financing costs of $59,162), while working capital totaled a deficit of $1,512,852.  Total liabilities were $2,391,109 (all of which were current) and our stockholders’ deficiency totaled $1,496,735.  Included in total liabilities were notes payable and related accrued interest totaling $1,230,553.  In November 2010, we repaid the note payable due to Gemini for cash totaling $358,288.  The remaining convertible note payable was converted to shares of our common stock and related warrants to purchase our common stock in November 2010.

Also included in current liabilities were amounts recognized in connection with newly issued accounting standards covering derivative liabilities totaling $870,321.  These liabilities arose as a result of anti-dilution provisions attached to our preferred stock and certain of our warrants outstanding that necessitate the reclassification of their fair values from stockholders’ equity to derivative liabilities.  These liabilities do not represent a future claim on our Company’s cash flows as they are never required to be settled in cash by our Company.  Any future settlement of these securities could result in either their conversion to our Company’s common stock or the receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

Through December 29, 2010, we entered into subscription agreements with 44 accredited investors pursuant to which we issued 8,825,875 shares of our common stock and warrants to purchase an additional 6,619,406 shares of our common stock with an exercise prices from $0.40 to $0.60 per share for periods of two to five years after their date of issuance, in exchange for gross proceeds totaling $3,530,350 ($3,138,914 net of cash commissions and related expenses totaling $391,436).  We also are in the process of raising additional funding (the “Follow-on Funding”) in the form of the sale of additional common stock and warrants with gross proceeds of up to $2 million on substantially the same terms as securities sold during our first fiscal 2011 quarter ending December 31, 2010.  However there can be no assurance of our ultimately consummating the Follow-on Funding.

Our cash and cash equivalents balance at September 30, 2010 totaled $730,361.  The change in our financial position from the previous amounts reported at September 30, 2009 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $2,384,751 and the proceeds from the exercise of stock warrants totaling $60,607, offset by negative cash flows from operating activities totaling $2,559,394 and repayments of the Gemini note payable totaling $427,818 during the same period.

Our total liabilities at September 30, 2010 included $65,072 in salary deferrals from our employees.  Of the $211,844 recorded as accounts payable and accrued liabilities at September 30, 2010, a total of $75,773 was due to one vendor for software programming services while an additional $42,900 was due to one individual for fund raising performed on our behalf.

Plan of Operations

We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to continue to incur costs in improving, maintaining and marketing BMP during fiscal 2011.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the year ended September 30, 2010), there exists a substantial doubt about our ability to continue as a going concern through our fiscal year ended September 30, 2011.  Although we currently estimate that we have sufficient funds to maintain our Company’s operations through that date even in the absence of our planned levels of revenues and gross margin, there remains uncertainty in the event of unforeseen costs or expenses that may arise.  This uncertainty could have an adverse effect on our ability to continue our operations through or significantly beyond September 30, 2011.  Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

We have no outstanding contractual obligations at September 30, 2010 that are not cancellable at our Company’s option.

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

Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition also provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and Accounting Standards Codification (“ASC”) Topic 605.

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

Derivatives.  We account for certain of our outstanding warrants as derivative liabilities, in accordance with newly issued guidance effective with our fiscal year ending September 30, 2010.  These securities were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  Subsequent changes to the fair value of the derivative liabilities will require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general, we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is that the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The new guidance is effective for our Company beginning October 1, 2010.  The Company is evaluating the impact of this pronouncement but does not expect the adoption to have a material impact on its financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance affects the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011. We are currently assessing the impact that the guidance may have on our consolidated financial statements upon adoption in fiscal year 2011.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2010 or at any time since our inception on April 3, 2007.

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

Item 8 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2010 and 2009

Consolidated Statements of Operations for the years ended September 30, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

Socialwise, Inc.

We have audited the accompanying consolidated balance sheets of Socialwise, Inc., as of September 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socialwise, Inc., at September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company has incurred net losses since inception and has an accumulated deficit and stockholders’ deficiency at September 30, 2010.  These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for certain of its outstanding warrants as derivative liabilities in the year ended September 30, 2010 of due to the adoption of newly issued accounting guidance.

.

/s/ BDO USA, LLP

La Jolla, California

December 28, 2010

SOCIALWISE, INC.
Consolidated Balance Sheets
September 30, 2010 and 2009

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$730,361	$322,215
Prepaid interest and financing costs	59,162	21,250
Other current assets	88,734	9,624

Total current assets	878,257	353,089

Property and equipment, net of accumulated depreciation of
$31,861 ($17,553 - 2009)	11,065	25,373
Other assets	5,052	5,052

	$894,374	$383,514

Liabilities and Stockholders' Equity Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$211,844	$165,596
Accrued interest	9,248	-
Accrued and deferred personnel compensation	65,072	91,171
Notes payable	1,221,305	645,206
Derivative liabilities	870,321	-
Other current liabilities	13,319	13,694

Total current liabilities	2,391,109	915,667

Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 8,120 shares issued and outstanding
(8,600 - 2009); liquidation preference of $812,000 ($860,000 - 2009)	8	9
Common stock; $0.001 par value; 120,000,000 shares authorized; 52,756,295
shares issued and outstanding (44,723,197 - 2009)	52,756	44,723
Additional paid-in capital	17,731,817	11,776,218
Accumulated deficit	(19,281,316)	(12,353,103)

Total stockholders' (deficiency)	(1,496,735)	(532,153)

	$894,374	$383,514
See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Operations
For the years ended September 30, 2010 and 2009

	2010	2009

Revenues	$6,675	$-
Cost of revenues	6,173	-

Gross margin	502	-

Operating expenses:
Selling and marketing	2,522,978	840,150
Loss due to impairment of intangible assets	-	209,119
Operations, general and administrative	3,622,003	4,630,926

Total operating expenses	6,144,981	5,680,195

Loss from operations	(6,144,479)	(5,680,195)

Nonoperating income (expense):
Interest expense	(872,779)	(210,206)
Interest income	1,301	13,914
Change in fair value of derivative liabilities	87,744	-

	(783,734)	(196,292)

Net loss and comprehensive net loss	$(6,928,213)	$(5,876,487)

Basic and diluted net loss per share	$(0.14)	$(0.14)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	49,241,192	42,509,683

See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended September 30, 2010 and 2009

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency

Balance at September 30, 2008	12,000	$12	39,766,580	$39,767	$7,716,515	$(6,476,616)	$1,279,678
Conversions of preferred stock to common stock	(3,400)	(3)	1,030,304	1,030	(1,027)	-	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	2,769,375	2,769	1,835,481	-	1,838,250
Issuance of common stock for consulting and programming services	-	-	254,000	254	134,926	-	135,180
Issuance of common stock in payment of fund raising commissions	-	-	452,938	453	(453)	-	-
Issuance of common stock in connection with notes payable issuance	-	-	400,000	400	159,600	-	160,000
Exercise of warrants to purchase common stock	-	-	50,000	50	18,450	-	18,500
Stock based compensation from stock options and warrants	-	-	-	-	1,912,726	-	1,912,726
Net loss	-	-	-	-	-	(5,876,487)	(5,876,487)

Balance at September 30, 2009	8,600	9	44,723,197	44,723	11,776,218	(12,353,103)	(532,153)
Cumulative effect of change in accounting principle	-	-	-	-	(688,399)	-	(688,399)
Conversions of preferred stock to common stock	(480)	(1)	145,453	145	(144)	-	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	6,522,075	6,522	2,378,229	-	2,384,751
Exercise of warrants to purchase common stock	-	-	151,515	152	60,455	-	60,607
Retirement of common stock	-	-	(875,000)	(875)	875	-	-
Issuance of common stock for consulting and programming services	-	-	1,864,055	1,864	832,968	-	834,832
Stock based compensation from stock options and warrants	-	-	-	-	2,696,090	-	2,696,090
Issuance of common stock in connection with notes payable	-	-	225,000	225	163,025	-	163,250
Beneficial conversion feature in connection with notes payable issued	-	-	-	-	512,500	-	512,500
Net loss	-	-	-	-	-	(6,928,213)	(6,928,213)

Balance at September 30, 2010	8,120	$8	52,756,295	$52,756	$17,731,817	$(19,281,316)	$(1,496,735)
See accompanying notes.

SOCIALWISE, INC.
Consolidated Statements of Cash Flows
For the years ended September 30, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(6,928,213)	$(5,876,487)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	14,308	14,309
Stock based compensation	2,795,479	1,912,726
Interest expense recognized in connection with beneficial conversion
feature of note payable	512,500	-
Consulting and programming services rendered in exchange for common stock and warrants	834,832	245,546
Change in fair value of derivative liabilities	(87,744)	-
Loss due to impairment of intangible assets	-	209,119
Amortization and accretion of interest expense	299,532	210,206
Changes in operating assets and liabilities:
Other assets	(29,110)	(1,121)
Accounts payable and accrued liabilities	46,248	(174,768)
Accrued interest	9,248	-
Accrued and deferred personnel compensation	(26,099)	26,099
Other liabilities	(375)	188

Cash flows from operating activities	(2,559,394)	(3,434,183)

Cash flows from investing activities:
Purchases of property and equipment	-	(31,208)
Additions to intangible assets	-	(22,176)

Cash flows from investing activities	-	(53,384)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,384,751	1,838,250
Net proceeds from issuances of notes payable	950,000	573,750
Repayments of note payable	(427,818)	-
Proceeds from exercise of warrants	60,607	18,500

Cash flows from financing activities	2,967,540	2,430,500

Change in cash and cash equivalents during period	408,146	(1,057,067)

Cash and cash equivalents, beginning of period	322,215	1,379,282

Cash and cash equivalents, end of period	$730,361	$322,215

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,500	$-

Noncash investing and financing transactions:
Warrants issued in connection with notes payable	$170,277	$-
Common stock issued in connection with note payable	$163,250	$160,000

See accompanying notes.

Socialwise, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

Socialwise, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise-CA”), we seek to facilitate online and traditional retail commerce through payment systems for young people.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SCLW.”  The accompanying consolidated financial statements include the accounts of our Company and Socialwise-CA as of and through September 30, 2010.  All intercompany amounts have been eliminated in consolidation.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have a net working capital deficiency, have a deficit in stockholders’ equity as of September 30, 2010 and have yet to establish profitable operations.  These factors among others create a substantial doubt about our ability to continue as a going concern.  Although we currently estimate that we have sufficient funds to maintain our Company’s operations through September 30, 2011 even in the absence of our planned levels of revenues and gross margin, there remains uncertainty in the event of unforeseen costs or expenses that may arise.  This uncertainty could have an adverse effect on our ability to continue as a going concern through or significantly beyond September 30, 2011.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, subsequent to September 30, 2010 and through the date of this report, we sold additional common stock and warrants as described in our subsequent events footnote that follows.  We also currently estimate (although there can be no assurance) that we will soon consummate the proposed sale of additional equity through the sale of unregistered shares of our Company’s common stock (accompanied by warrants to purchase our common stock) with similar terms to financing already completed in our first quarter of fiscal 2011.  All additional amounts raised will be used for our future investing and operating cash flow needs.  However there can be no assurance that we will be successful in consummating such financing.

2.

Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue at the time a product or service is purchased or contracted for by customers, the product has been shipped or the service rendered, the selling price and our commission for the transaction is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in the future in connection with our products or services.

Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition also provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and Accounting Standards Codification (“ASC”) Topic 605.

We have deferred revenues from cash received in connection with unredeemed gift cards sold prior to September 30, 2008.  Deferred revenues totaled $13,319 at September 30, 2010 ($13,694 at September 30, 2009).

Socialwise, Inc.

Notes to Consolidated Financial Statements

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

From time to time, we have maintained bank balances in excess of insurance limits established by the Federal Deposit Insurance Corporation.  We have not experienced any losses with respect to cash.  Management believes our Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

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

We perform periodic reviews of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, on a periodic basis or whenever evidence comes to our attention that such impairment might have occurred.  During the three months ended September 30, 2009, we performed such a review of our intangible assets that consisted primarily of costs incurred in connection with a patent application related to group gifting acquired in March 2008.  Our review concluded that given the uncertainty surrounding our eventual exploitation of this intellectual property, it was impracticable to reliably forecast future cash flows therefrom.  Accordingly, we recorded a charge for the complete impairment of the intangible asset totaling $209,119 during the year ended September 30, 2009.

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

Socialwise, Inc.

Notes to Consolidated Financial Statements

Derivatives

We account for certain of our outstanding warrants as derivative liabilities, in accordance with newly issued guidance effective with our fiscal year ending September 30, 2010.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  The beginning balance of our Company’s derivative liabilities outstanding were valued at $688,389 and resulted in a reclassification from stockholders’ equity to derivative liabilities during the year ended September 30, 2010.  This reclassification was accounted for as a cumulative effect of a change in accounting principle and is reflected in the accompanying consolidated statement of changes in stockholders’ deficiency for the year then ended.  Derivative liabilities which arose from the issuance of warrants during our fiscal year ended September 30, 2010 (less reductions in derivative liabilities outstanding and changes to the fair value of derivative liabilities) resulted in an ending balance in derivative liabilities of $870,321 (shown in the accompanying balance sheet at September 30, 2010).

We recognized a change in fair value of derivatives for the year ended September 30, 2010 totaling $87,744.  Subsequent changes to the fair value of the derivative liabilities will require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general, we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 2,535,525 and 3,887,839 shares at September 30, 2010 (3,114,861 and 4,910,858 shares at September 30, 2009) were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts payable and notes payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.  The notes payable approximate fair value given their current terms and market interest rates.

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

Socialwise, Inc.

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is that the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The new guidance is effective for our Company beginning October 1, 2010.  The Company is evaluating the impact of this pronouncement but does not expect the adoption to have a material impact on its financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance affects the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011. We are currently assessing the impact that the guidance may have on our consolidated financial statements upon adoption in fiscal year 2011.

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

Investor Relations Services

During the year ended September 30, 2010, we issued 1,209,555 shares of our common stock to Kay Holdings, Inc. (“Kay”) and its designees under agreements with Kay for the provision of investment related services.  During the year ended September 30, 2010, we issued two year term warrants with exercise prices of $0.60 per share to purchase 671,250 shares of our common stock to Kay and its designees in exchange for related services it performed on our Company’s behalf.  Kay and SPN have a common principal officer.  Our Company recognized noncash expenses in connection with the services performed on its behalf by Kay totaling $491,432 during the year ended September 30, 2010.

On June 24, 2010, we entered into an agreement with Iroquois Capital (“Iroquois”) for the provision of financial advisory services.  Under the terms of the agreement with Iroquois, they were granted warrants to purchase 450,000 shares of our common stock at a price of $0.40 (as subsequently adjusted) per share.  The warrants have a term of four years and include anti-dilution provisions and a provision for cashless exercise.  Our Company recognized noncash expenses in connection with the services performed on its behalf totaling $99,389 during the year ended September 30, 2010.

On April 28, 2010, we entered into an agreement with Maxim Group LLC (“Maxim”) to act as a non-exclusive placement agent for the sale of additional equity securities of our Company.  Under the terms of the agreement with Maxim, they will receive a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced

Socialwise, Inc.

Notes to Consolidated Financial Statements

by Maxim.  In a related agreement, we granted Equity Source Partners, LLC (“ESP”) warrants to purchase up to (as amended) 650,000 additional shares of our common stock at terms similar to those sold to the investors introduced by Maxim.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to provide financial assistance in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and pay them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  During the year ended September 30, 2010, ESP or its designees earned cash totaling $114,400 and warrants to purchase 143,000 shares of our common stock under the agreement.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  During the year ended September 30, 2010, the Advisor earned 140,000 shares of common stock under the agreement and warrants to purchase 140,000 shares (at $1.00 per share) of our common stock (in addition to consideration received during the year ended September 30, 2009 of 150,000 common shares and warrants to purchase 100,000 shares of common stock at $1.00 per share).  Noncash charges to operations during the year ended September 30, 2010 in connection with our issuance of common shares and warrants to the Advisor totaled $57,400 and $66,640, respectively ($69,000 and $39,000, respectively during the year ended September 30, 2009).

In April 2010 and November 2008, we entered into agreements with Two Eight, Inc. (“Two Eight”) to provide investor relations services through June 30, 2010 and 2009, respectively, to our Company in exchange for 150,000 shares of our common stock (April 2010) and $100,000 in cash (November 2008).  We recognized general and administrative expenses totaling $60,000 and $100,000 during the years ended September 30, 2010 and 2009, respectively.

4.

Sales of Preferred Stock, Common Stock and Warrants

During the year ended September 30, 2010, we entered into subscription agreements with 79 accredited investors pursuant to which we issued 6,522,075 shares of our common stock and warrants to purchase an additional 4,846,556 shares of our common stock with an exercise price of $0.60 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $2,617,830 ($2,384,751 net of expected expenses totaling $233,079).  SPN, Kay and ESP assisted our Company in connection with the transactions and they and their designees earned the fees and commissions therewith.

During the year ended September 30, 2010, we issued 264,000 shares of common stock to a contractor in exchange for services performed in the current and prior fiscal years.  In connection with the issuance of shares, we recognized expenses of $136,000 and $28,000 during the years ended September 30, 2010 and 2009, respectively.

From July 1, 2009 through September 30, 2009, we entered into subscription agreements with 24 accredited investors pursuant to which we issued 735,000 shares of our common stock and warrants to purchase an additional 183,750 shares of our common stock with an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $367,500 ($330,750 net of cash commissions paid to two designees of SPN totaling $36,750).   As further consideration for its services related to the sale of our common stock, our Company issued an additional 36,750 shares to SPN.

From November 20, 2008 through December 19, 2008, we entered into subscription agreements with nine accredited investors pursuant to which we issued 2,034,375 shares of our common stock and warrants to purchase an additional 508,594 shares of our common stock at an exercise price of $1.00 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $1,627,500 ($1,507,500 net of cash expenses totaling $120,000).  SPN acted as a Finder in connection with the transaction and directed the payment of fees earned in connection with the funds raised totaling $162,750 to three recipients who assisted in the fund raising.  The fees were paid in cash ($120,000) and equity of our Company.  The equity portion of the Finder fee compensation consisted of 53,438 shares of our unregistered common stock and two year warrants to purchase an additional 13,360 shares of our common stock at an exercise price of $1.00 per share.  As further consideration for its services related to the sale of our common stock, our Company issued an additional 162,750 shares to SPN.

At September 30, 2010, we have 8,120 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding along with warrants with an expiration date of December 12, 2013 to purchase an additional 2,121,213 shares of our common stock at an exercise price of $0.40 per share (as adjusted).

Socialwise, Inc.

Notes to Consolidated Financial Statements

The following summarizes the terms of the preferred stock and warrants outstanding:

Face Value:  Each share of Series A Stock has a face and par value of $100 and $.001 per share, respectively.

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

The preferred stock is convertible into our common stock at an effective price of $0.33 per share, while the warrants to purchase common stock have an exercise price of $0.40 per share (as adjusted for sales of our common stock at $0.40 per share in October 2009).  Due to the embedded nature of the preferred stock conversion feature, the immediate convertibility of the preferred shares and the beneficial conversion feature that was in excess of the relative value of the preferred stock, we recorded a deemed dividend to preferred shareholders of $891,466 as of the date of the completion of the Subscription Agreement.  During the years ended September 30, 2010 and 2009, the holders of preferred stock converted a total of 480 and 3,400 shares of preferred stock into 145,453 and 1,030,304 shares of common stock, respectively.

5.

Notes payable

On August 13, 2010, we entered into a Convertible Promissory Note Agreement (the “$1M Note”) with an individual (the “Holder”), an accredited investor, payable for $1,000,000 at 5% interest, due February 13, 2011 (the “Maturity Date”).  At any time prior to the maturity date, the $1M Note and any accrued but unpaid interest may be converted at the Holder’s election into shares of the Company’s restricted common stock at a price of $0.40 per share (adjusted for stock splits or similar events).  On November 24, 2010, the Holder converted the $1M Note into 2,500,000 shares of Company common stock under the terms described below.

In addition the Holder was issued warrants to purchase up to 625,000 shares of the Company’s restricted common stock at a price of $0.40 per share pursuant to a Warrant Agreement (the “Warrant”) with a five year term executed concurrently between the Holder and Company; provided, however, in the event that Holder elects to convert the Note, upon conversion of the $1M Note the Holder shall be issued warrants to purchase up to an additional 1,250,000 shares of the Company’s restricted common stock at an exercise price of $0.40 per share pursuant to the terms of a warrant agreement (the “Additional Warrant”) in the same form as the Warrant.

Socialwise, Inc.

Notes to Consolidated Financial Statements

The following summarizes other terms under the $1M Note and Warrant Agreements:

Prepayment Penalty.  None, upon written agreement to pre-pay from Holder.

Voting Rights under $1M Note. None.

Security Interest.  The $1M Note is unsecured.

Guarantee.  None.

Mandatory Early Repayment.  The Holder may elect repayment to commence within twenty days after the Initial Closing of the Minimum Offering of $2,000,000 described in our Company’s Confidential Private Placement Memorandum dated August 3, 2010 (the “PPM”), at which point our Company shall make equal installment payments to Holder beginning within twenty days after date of closing and continuing every 30 days thereafter until the Maturity Date.

Events of Default. The Financing Documents contain events of default, including, without limitation: (i) our uncured failure to timely pay any payment due under the $1M Note when due; (ii) our uncured breach of any material covenant, representation, warranty or other material term or condition of any material agreement; (iii) any bankruptcy event under which our Company shall be subject. Upon the occurrence of an uncured event of default, the Note holder would be entitled to demand the entire amount outstanding under the $1M Note to be immediately due and payable.

Covenants.  The Financing Documents contain certain covenants on our Company including, without limitation, requirements on our Company and its subsidiary Socialwise-CA, regarding: (i)  all shares of capital stock issued upon the conversion of the $1M Note shall be validly issued, fully paid and non-assessable, and (ii) our Company will not, by amendment of its Certificate of Incorporation or By-Laws or other organizational document, or through reorganization, consolidation, merger, dissolution, issue or sale of securities, sale of assets or any other voluntary action, willfully avoid or seek to avoid the observance or performance of any of the terms of the $1M Note, and shall take action as may be necessary or appropriate to protect the rights of the Holder against impairment or dilution.

Subsequent Equity Sales.  The Warrant also provides that if, at any time while the Warrant is outstanding, our Company issues additional shares of common stock or common stock equivalents at an effective price per share which is less than $0.40, the Warrant exercise price shall be reduced to the lower price issuance.  The provision does not apply to certain issuances of excluded common stock and common stock equivalents which are described in the Warrant.

Impact on Prior Anti-Dilution Provisions.  Issuance of the warrants triggered a full-ratchet anti-dilution provision within the financial advisory agreement executed with Iroquois (the effect of issuance of the warrants described above reduced the exercise price on the 450,000 warrants issued to Iroquois from $0.60 to $0.40 per share).

We accounted for the $1M Note by allocating the proportional fair value of the warrants issued therewith of $170,277 to the warrants which was an addition to derivative liabilities at the date of their issuance.  The remaining face value of the $1M Note was discounted by that amount to $762,500 at inception and the discount will be accreted over the six month term of the note on the interest method.  The accreted value of $818,648 is included in notes payable in the accompanying balance sheet at September 30, 2010.  Accrued interest on the note totaling $6,528 at September 30, 2010 is included in the accompanying balance sheet’s total of accrued interest.

Additionally, we recognized the difference between the discounted conversion price of our common stock and its prior day’s closing price as a beneficial conversion feature.  We also included the beneficial conversion feature of the 1,250,000 shares of common stock covered by the additional warrant to be awarded upon conversion.  The total beneficial conversion feature of $512,500 was recognized as interest expense at the time of the inception of the Note.

We incurred costs in connection with procuring the note in the form of $50,000 paid to Maxim.  Upon payment of the commission, we capitalized the total paid and are amortizing it to interest expense on the interest method through the maturity of the $1M Note.  Included in prepaid interest on the accompanying balance sheet at September 30, 2010 is the unamortized portion of the commission totaling $36,717.  Interest expense recognized in connection with the $1M Note through September 30, 2010 (excluding amounts charged for the recognition of the beneficial conversion feature noted above) totaled $236,393.

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting

Socialwise, Inc.

Notes to Consolidated Financial Statements

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

In February and May 2010, the Note holder agreed to further extensions of the maturity date of the Note (now maturing on February 28, 2011) in exchange for a total of 150,000 shares of our common stock and the added option to convert the Note into shares of our common stock at the rate of $0.40 per share.  The value of all additional shares issued to the Note holder totaling $96,750 was accounted for as prepaid interest expense at the time of issuance and was amortized through the revised maturity dates.  We recognized the convertibility feature granted to the Note holder in February 2010 as a beneficial conversion feature which equaled the difference between the closing market price of our stock at the time of the grant ($0.47) less the conversion price ($0.40), multiplied by the number of shares into which it was convertible (950,000) or $66,500.  The value of the convertibility feature granted was amortized through May 2010.  During the years ended September 30, 2010 and 2009, we recognized interest expense in connection with all of the related costs of the Note totaling $298,886 and $210,206, respectively.  At September 30, 2010, the principal and accrued interest due to the note holder totaled $350,000 and $4,264, respectively (the balance of the Note less future accretion at September 30, 2009 totaled $645,206).  The balance of the Note and all related accrued interest was repaid in November 2010.

6.

Stockholders’ equity

Surrender of common stock

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

Stock options

On October 16, 2007, our stockholders approved the adoption of the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as approved by the Board of Directors but subject to future shareholder approval) shall not exceed in the aggregate 5,000,000 shares of the common stock of our Company.  Through September 30, 2010, we have outstanding a total of 4,115,000 (net of cancellations totaling 30,000) incentive and nonqualified stock options granted under the Plan, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from November 13, 2007 to August 6, 2015.  During the years ended September 30, 2010 and 2009, we recognized stock based compensation expense totaling $438,711 and $788,389, respectively, related to stock options.

Stock option activity during the two years ended September 30, 2010 and 2009 was as follows:

	2010	2009
Beginning balance outstanding	3,445,000	3,220,000
Options issued during the year	700,000	225,000
Options cancelled during the year	(30,000)	-

Ending balance outstanding	4,115,000	3,445,000

Socialwise, Inc.

Notes to Consolidated Financial Statements

Warrants

During the years ended September 30, 2010 and 2009, our Company issued a total of 6,643,163 and 1,273,940 warrants, respectively, to purchase our common stock, respectively, to third parties providing consulting and advisory services.  Warrants to purchase 151,515 shares at $0.40 per share and 50,000 shares at $0.37 per share were exercised in July 2010 and May 2009, respectively, while warrants to purchase a total of 450,000 shares of our common stock expired.  In determining our number for stock based compensation related to these warrants, we have assumed that all of the outstanding warrants at September 30, 2010 will eventually vest.

Our Company also issued warrants to purchase 5,471,557 and 705,704 shares of our common stock to investors in connection with the issuances of restricted shares of our preferred and common stock during the years ended September 30, 2010 and 2009, respectively (the value of which was offset against the proceeds of the issuance of our common stock and not charged to operations).

Outstanding warrants from all sources have terms ranging from two to five and a half years.  During the year ended September 30, 2010 and 2009, we recognized stock based compensation expense totaling $2,455,380 and $1,124,336, respectively, related to warrants.

Warrant activity (including warrants issued to investors and for consulting and advisory services) during the two years ended September 30, 2010 and 2009 was as follows:

	2010	2009
Beginning balance outstanding	5,344,039	3,414,395
Warrants issued during the year:
For consulting and advisory services	6,643,163	1,273,940
In connection with sales of common stock	5,471,557	705,704
Warrants expiring during the year	(450,000)	-
Warrants exercised	(151,515)	(50,000)

Ending balance outstanding	16,857,244	5,344,039

Socialwise, Inc.

Notes to Consolidated Financial Statements

The number and exercise price of all options and warrants outstanding at September 30, 2010 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
781,448	$1.05	781,448	1st Qtr, 2011
75,000	0.40	75,000	2nd Qtr, 2011
100,000	1.45	100,000	3rd Qtr, 2011
298,196	1.31	298,196	4th Qtr, 2011
2,580,036	0.60	2,580,036	1st Qtr, 2012
2,181,250	0.58	2,181,250	2nd Qtr, 2012
1,110,313	0.59	1,060,313	3rd Qtr, 2012
1,207,244	0.60	1,207,244	4th Qtr, 2012
1,230,000	0.94	1,230,000	1st Qtr, 2013
250,000	0.60	250,000	2nd Qtr, 2013
2,155,000	0.72	2,105,000	3rd Qtr, 2013
-	-	-	4th Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
591,667	0.54	547,917	2nd Qtr, 2014
850,000	0.65	835,416	3rd Qtr, 2014
900,000	0.51	899,998	4th Qtr, 2014
1,501,600	0.51	1,018,264	1st Qtr, 2015
1,171,500	0.52	1,129,833	2nd Qtr, 2015
159,000	0.67	92,333	3rd Qtr, 2015
1,358,777	0.46	1,108,776	4th Qtr, 2015
20,972,244		19,972,237

Stock based compensation

Results of operations for the year ended September 30, 2010 include stock based compensation costs totaling $2,795,479 ($1,912,726 for the year ended September 30, 2009) charged to selling and marketing expense ($1,916,320 and $356,139 in fiscal 2010 and 2009, respectively) and to operations, general and administrative expense ($879,159 and $1,556,587 in fiscal 2010 and 2009, respectively).

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the years ended September 30, 2010 and 2009:

2010

2009

Expected life (in years)

2.76 years

3.00 years

Weighted average volatility

165.55%

133.55%

Forfeiture rate

0%

0%

Risk-free interest rate

1.71%

2.06%

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

Socialwise, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010, $456,130 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 6.57 months.  The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	5,293,940	$0.95
Granted	6,503,913	0.53
Cancelled	(480,000)	0.53
Exercised	-	-
Outstanding at September 30, 2010	11,317,853	0.65	36.7 months	$632,126

Exercisable	10,317,846	$0.67	35.4 months	$524,980

Additional disclosure concerning options and warrants is as follows:

	2010	2009
Weighted average grant date fair value of options and warrants granted	$ 0.43	$ 0.57
Aggregate intrinsic value of options and warrants exercised	-	17,500
Weighted average fair value of options and warrants vested	0.48	0.59

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at September 30, 2010:

Exercise Price Range	Number of Options or Warrants
$0.37 - $0.50	4,700,000
$0.51 - $0.75	4,348,033
$0.76 - $1.00	2,040,326
$1.26 - $1.50	100,000
$1.76 - $2.00	50,000
$2.01 - $2.25	4,494
$2.26 - $2.45	75,000
11,317,853

A summary of the status of our non-vested options and warrants as of September 30, 2010, and changes during the year then ended is as follows:

Shares
Non-vested outstanding, beginning	1,159,589
Granted	6,503,913
Vested	(6,663,495)
Non-vested outstanding, ending	1,000,007

Socialwise, Inc.

Notes to Consolidated Financial Statements

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2010:

Stock options outstanding	4,115,000
Stock options available for future grant	885,000
Convertible preferred stock	2,460,607
Warrants	16,857,244

Total common shares reserved for future issuance	24,317,851

7.

Income taxes

Deferred tax assets at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,070,000	$3,572,000
Accrued compensation costs	26,000	36,000

Deferred tax assets	5,096,000	3,608,000

Valuation allowance	(5,096,000)	(3,608,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as our purchase of Socialwise-CA and sales of our preferred and common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $12,500,000 in NOL at September 30, 2010 that will begin to expire in 2022 for federal purposes (2029 for state income tax purposes) and may be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe it is more likely than not that we will be unable to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.    As a result of these provisions, our NOL could expire unused.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	Year ended September 30, 2010		Year ended September 30, 2009

Federal income tax rate at 34%	$(1,231,000)	34.0%	$(1,335,000)	34.0%
State income tax, net of federal benefit	(228,000)	6.3%	(247,000)	6.3%
Change in valuation allowance	1,459,000	(40.3) %	1,582,000	(40.3) %

Benefit for income taxes	$-	- %	$-	- %

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2010.  All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2006 for federal purposes and after 2005 for California state tax purposes.

Socialwise, Inc.

Notes to Consolidated Financial Statements

8.

Facilities

Our Company leases its office facilities on a month to month basis with current monthly rentals of $2,576.  Rent expense was $30,912 for the year ended September 30, 2010 ($30,145 for the year ended September 30, 2009).

9.

Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  Our Company may make contributions at the discretion of its Board of Directors.  During the years ended September 30, 2010 and 2009, we made contributions to the Plan totaling $41,391 and $40,983, respectively.

10.

Subsequent events

Beginning October 1, 2010 through December 2, 2010, we entered into subscription agreements with 44 accredited investors pursuant to which we issued 8,825,875 shares of our common stock and warrants to purchase an additional 3,530,350 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after their date of issuance, in exchange for gross proceeds totaling $3,530,350 ($3,138,914 net of cash commissions and related expenses totaling $391,436).

On November 24, 2010, we received notice from the holder of the convertible note payable with an outstanding principal balance of $1 million on September 30, 2010 (unaccreted face value of $818,648 at September 30, 2010) of his election to convert the note into 2,500,000 shares of the Company’s common stock at a price of $0.40 per share.  Also in November 2010, we repaid the note payable due to Gemini for cash totaling $358,288.

As provided in the Convertible Note Purchase Agreement with the holder dated August 13, 2010, in connection with the conversion of the note, the holder was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share.  The terms of the warrant are identical to the warrant agreement described and included as an exhibit to our Current Report on Form 8-K dated August 17, 2010.  In addition, our Company agreed to issue the Holder a warrant to purchase 62,500 shares of common stock at an exercise price of $0.40 per share to reflect the interest due to the Holder under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid Maxim additional fees in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s stock at $0.60 per share.

On December 29, 2010, we agreed to award 500,000 shares of our common stock to Kay in recognition of its efforts in our recently completed fund raising.  We also entered into a new investor relations agreement with Kay that will result in Kay receiving a minimum of 1,500,000 shares of our common stock through December 2011, such amounts to be vested immediately should the Company’s shares be accepted for trading on a stock exchange or should our Company be acquired as described in the agreement.

Our Company has evaluated subsequent events through the date that our financial statements were issued.

-

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.  This annual report does not include an attestation report of the Company’s registered public accounting firm as our Company’s unaffiliated market capitalization as of March 31, 2010 was less that that requiring such reporting as established by rules of the Securities and Exchange Commission.

Item 9B – Other Information

On December 29, 2010, Chris Nicolaidis our former Vice President of Business Development tendered his resignation as an officer and the Secretary of our Company.  Mr. Nicolaidis will remain on our Company’s Board of Directors.  On December 29, 2010, Mr. Shultz, our Chief Financial Officer and Treasurer, was appointed as Secretary for our Company.

On December 29, 2010, the Company entered into an Investor Relations Agreement with Kay Holdings, Inc. pursuant to which Kay Holdings will provide investor relations consulting services to the Company for a term of one year.  Under the terms of the Agreement, the Company shall pay Kay Holdings 1,500,000 shares of its unregistered Common Stock through the term of the Agreement.   All amounts under the Agreement will be vested immediately upon the Company’s becoming listed on a major stock exchange (e.g. NASDAQ Stock Market) or upon the acquisition of the Company.  The summary of the terms of the investor relations agreement is qualified in its entirety by reference to the investor relations agreement which is filed as an exhibit to this Annual Report.

Item 10 – Directors, Executive Officers and Corporate Governance

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

The following table sets forth certain information regarding our executive officers and directors as of the date of this proxy:

Name

Age

Position

James Collas

50

Chief Executive Officer and a director of the Company

Jonathan Shultz

50

Chief Financial Officer and Treasurer

Chris Nicolaidis

49

Director

Mark Sandson

70

Director

Mr. Collas has been the Chief Executive Officer and a director of our Company since October 16, 2007.  Mr. Collas has been the Chief Executive Officer, President and a director of our Company’s subsidiary, Socialwise, Inc., a California corporation from April 2007 until the present.  From October 16, 2007 to November 13, 2007, Mr. Collas was also the Chief Financial Officer and Treasurer of our Company, and from April 2006 until November 13, 2007, he was the Chief Financial Officer and Treasurer of Socialwise, Inc..  From September 2005 through March 2007, Mr. Collas was President, CEO and a director of DVD Movie Update, Inc., a DVD movie retailer which used the gift card retail channel to sell DVD movies.  From November 2002 through August 2006, Mr. Collas was an executive consultant in San Diego specializing in early stage ventures in the technology and Internet space.  From January 2000 through October 2002, Mr. Collas was a Founder and Managing Partner of IdeaEdge Ventures LLC, a San Diego based an internet venture incubator.  From September 1998 through September 1999, Mr. Collas was President of Amiga, Inc., which was a subsidiary of Gateway, Inc. focused on the convergence computer market.  From June 1992 through August 1998, Mr. Collas was CTO and Senior Vice President of Product Development at Gateway, Inc., a leading computer manufacturer and retailer.

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

Mr. Nicolaidis has been a Director of our Company since October 16, 2007.  From April 2006 until the December 2010, Mr. Nicolaidis was our Vice President of Business Development, Corporate Secretary and a director of the Company’s operating subsidiary incorporated in California, Socialwise, Inc.  From December 2005 to March 2006, he co-founded and was Vice President of DVD Movie Update, Inc., a DVD movie retailer which used the gift card retail channel to sell DVD movies.

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

Item 11 - Executive Compensation

Overview of Executive Compensation Objectives and Philosophy

Our Company’s Management’s objectives are to attract and retain highly competent executives and to compensate them based upon a pay-for-performance mentality.  Our current plan relies on informal goals and objectives agreed upon among the small existing executive group.  The achievement of such informal goals and objectives constitute requirements for continued employment and advancement with our Company but there are no objective performance measures at present that upon achievement by the executives would trigger the payment of an annual incentive bonus.  In the future we intend to formalize our plans with respect to executive compensation if our products gain market acceptance and if more objective performance criteria become available with which to judge the performance of our executive Management team.  Members of our executive team received an increase in compensation effective October 1, 2008.  No member of our executive team has received any compensation under an annual incentive bonus to date.  A discretionary bonus for calendar year 2010 was paid in August 2010 totaling $50,000 to three executives (including one non-officer) in August 2010 (the second portion of the calendar year 2010 bonus totaling $176,000 was paid to the executives and three other employees in our Company’s first quarter of fiscal 2011).  An employment retention bonus of 7.5% of our executive team’s annual salaries was paid during our third fiscal quarter ended June 30, 2009.

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

Two of the three remaining members of our executive team were founders of Socialwise and have large holdings of our common stock.  By the very nature of their shareholdings in our Company, these executives’ personal financial well-being is closely tied to our Company’s long-term success.  Our Chief Financial Officer was employed after the acquisition of Socialwise.  Therefore we felt it was necessary in order to incentivize him in a similar manner to the other members of the executive team, to make substantial grants of stock options when he joined our Company and at the time we refocused our business in a new direction.  The grants made to Mr. Shultz reflected both our compensation philosophy and the results of negotiations between him and our Board of Directors at the time of the respective grants.  Unlike the stock options granted to Mr. Shultz, the common stock received by our Company’s other officers (at our Company’s founding) did not (and will not) result in noncash compensation expense required to be recognized in our Company’s results of operations.

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

Annual Incentive Bonuses.  Our Company’s bonus plan’s year begins on January 1st and runs through December 31st.  Payments under future executive bonus plans that may be instituted will be based on achieving both personal and corporate goals. Personal goals will support our overall corporate goals and, wherever possible, contain quantitative components.  An executive officer’s success or failure in meeting some or all of these personal goals will affect the individual’s bonus amount. Corporate goals will consist of specific financial targets for the Company. For example, we would not expect to pay incentive bonuses prior to achieving an annual rate of revenues of at least $1 million, nor would we expect to pay incentive bonuses when we are forecasting needing to raise additional equity capital to fund operations.  We believe that offering significant potential income in the form of bonuses will allow us to attract and retain executives and to align their interests with those of our shareholders.

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

401(k) and Other Benefits.  During the years ended September 30, 2010 and 2009, our executive officers were eligible to receive certain benefits available to all our employees on the same terms, including medical and dental insurance.  During the year, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation.  Under the 401(k) Plan, all employees are eligible to receive matching contributions from the Company of 100% of employee contributions up to a maximum of 4% of the employees’ salaries, per year.  We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees.  We believe that the 401(k) Plan and medical and dental insurance benefits allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

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

The Level of Salary and Bonus in Proportion to Total Compensation

Because of the commonality of interests among our executives and our shareholders in achieving the sustained, long-term growth of the value of our stock, we seek to keep cash compensation in line with market conditions and, if justified by the Company’s financial performance, place emphasis on the ownership of Company stock and use of stock options as a means of obtaining significantly better than average compensation.  Our efforts to keep cash compensation in line with market conditions to date have been informal and based primarily on discussions with business colleagues in the local marketplace, consultation with a local benefits consulting firm and the review of widely available comparative salary data (specifically we make reference to the periodic publication by the San Diego Union-Tribune of San Diego public company executive salaries compiled from their Securities and Exchange Commission annual filings and to the survey State of CEO and CFO Pay – San Diego Public Companies published by Barney & Barney, LLC).   We also based our conclusions that our cash compensation was in line with market conditions based on our executives’ prior employment histories with other similar sized companies, in similar responsible positions.  We have not engaged in a practice of formal benchmarking of our executive compensation, but expect to formalize our compensation practices in the future should we be successful in growing our business.  Part of such formalization may take the form of benchmarking.  Because of the significant equity stake or equity incentives that our executives maintain in our Company, we believe their cash compensation and benefits received are modest in comparison to similar sized public companies.  We have not engaged the services of compensation consultants but may do so in the future.

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

Executive Compensation

In March and April 2008, our Company operated under severe shortages of cash.  During those months, our executives elected to defer a significant portion of their compensation.  This deferred compensation remains a liability of our Company at September 30, 2010.

The following table summarizes the compensation to our current and former named executive officers and Directors of our Company for the last two fiscal years ending September 30, 2010 and 2009.  Our current executive officers are employed by our Company’s subsidiary, Socialwise, Inc.

SUMMARY COMPENSATION TABLE

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Comp.(1)(5)

Total

Position

Year

($)(5)

($)

($)(2)

($)(3)

Comp ($)

($)

($)

($)

James Collas

2010

230,000

25,000

0

0

0

0

9,833

264,833

2009

230,000

17,250

0

0

0

0

9,200

256,450

President/Chief Executive Officer/Director

Chris Nicolaidis (6)

2010

87,600

0

0

0

0

0

3,504

91,104

2009

172,800

12,960

0

0

0

0

7,430

193,190

Vice President Business Development/Secretary/Director

Jonathan Shultz (4)

2010

159,277

11,000

0

279,868

0

0

14,632

464,777

2009

172,800

12,960

0

745,800

0

0

7,430

938,990

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

(4)

Mr. Shultz was appointed our Company’s Chief Financial Officer and Treasurer on November 13, 2007.  Mr. Shultz was paid on a part-time basis from August 1, 2010 to September 3, 2010.

(5)

Amounts shown include matching contributions to the officers’ 401(k) retirement plans for all years presented.

(6)

Mr. Nicolaidis was employed part-time from February 2010 through April 2010 and then took a leave of absence from that date through the time of this report.  Mr. Nicolaidis resigned as an officer of our Company on December 29, 2010.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the years ended September 30, 2010 and 2009.  The option award amounts were calculated in accordance with generally accepted accounting principles concerning share based payments.

Outstanding Equity Awards at September 30, 2010

Only one of our executive officers and one of our directors has outstanding equity awards through the date of this Proxy Statement.  Information as of the fiscal year ended September 30, 2010, including the value of the stock awards, with respect to our Company’s Chief Financial Officer Jonathan Shultz is as follows:

November 13, 2007 grant:

Number of securities underlying unexercised options exercisable:

1,092,500

Number of securities underlying unexercised options unexercisable:

-

Option exercise price:

$0.95

Option expiration date:

November 13, 2012

May 22, 2008 grant:

Number of securities underlying unexercised options exercisable:

1,317,500

Number of securities underlying unexercised options unexercisable:

-

Option exercise price:

$0.74

Option expiration date:

May 22, 2013

Shares for the respective grants vested 1/24 upon the grant date and then 1/24 each month until fully vested.

Information as of the fiscal year ended September 30, 2010, including the value of the stock award, with respect to our outside director, Mark Sandson, is as follows:

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

September 25, 2009 warrant issuance:

Number of securities underlying unexercised warrants exercisable:

100,000

Number of securities underlying unexercised warrants unexercisable:

   -

Warrant exercise price:

       $0.60

Warrant expiration date:

September 25, 2014

August 10, 2010 warrant issuance:

Number of securities underlying unexercised warrants exercisable:

350,000

Number of securities underlying unexercised warrants unexercisable:

   -

Warrant exercise price:

       $0.47

Warrant expiration date:

August 10, 2015

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

Director Compensation

Two of our current directors James Collas and Chris Nicolaidis are employees of the Company and are not compensated in their capacities as directors.  Our one outside director (during fiscal 2010) Mr. Sandson received warrants to purchase a total of 500,000 shares of our Common Stock at the exercise prices per share shown above.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 27, 2010, we had 64,124,170 shares of common stock and 8,120 shares of Series A Cumulative Convertible Preferred stock (the “Series A Preferred Stock”) issued and outstanding.  The Series A preferred stock is convertible into 2,460,607 shares of our Company’s Common Stock.  Options and warrants exercisable as of (or within sixty days of) December 20, 2010 total 31,424,846.  In determining the percentage of shares beneficially owned, we have used the sum of these common stock equivalent amounts or 98,009,623 shares as the total shares of common stock in order to determine the percentage of class beneficially owned on the table below.  The following table sets forth as of December 27, 2010, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series A Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
James Collas	8,029,473	8.2%
Chris Nicolaidis	4,375,114	4.5%
Jonathan Shultz (2)	3,000,000	3.1%
Mark Sandson (3)	749,999	0.8%
All directors and executive officers as a group (4 persons)	16,154,586	16.6%

5% Stockholders
Isaac Blech (4)	8,812,500	9.0%

(1)  Unless otherwise noted, the address is c/o Socialwise, Inc. 6440 Lusk Blvd., Suite 200, San Diego California 92121.

(2)  Amounts are shares of common stock that would result from the exercise of outstanding options.

(3)  Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 500,000 shares of our common stock.

(4)  Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 3,812,500 shares of our common stock.  The address for this investor is 75 Rockefeller Center, 75th Floor, New York, NY 10019.

Item 13 – Certain Relationships and Related Transactions and Director Independence

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

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

In connection with the audit of the 2008 financial statements, on October 8, 2008 our Company entered into an engagement agreement with BDO USA, LLP which set forth the terms by which BDO USA, LLP has performed audit services for the Company.

(1) Audit Fees

The fees by BDO USA, LLP for the audit of the registrant’s financial statements and review of its quarterly reports for the years ended September 30, 2010 and 2009 are $44,000 and $45,000, respectively, not inclusive of expenses.  The aggregate fees during the years ended September 30, 2010 and 2009 for professional services rendered by the principal accountants BDO USA, LLP for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements (including expenses) totaled $45,255 and $66,734, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by BDO USA, LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by BDO USA, LLP for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2010 and 2009.

(4) All Other Fees

No aggregate fees were billed for professional services provided by BDO USA, LLP, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2010 and 2009.

(5) Audit Committee

The registrant's Board of Directors, which currently performs the functions of the Audit Committee, approved BDO USA, LLP’s performance of services for the audit of the registrant’s annual financial statements for the years ended September 30, 2010 and 2009.  Audit-related fees, tax fees, and all other fees, if any, were also approved by the Board of Directors.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

 Item 15 – Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws (3)
3.3	Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (4)
4.1	Form of Common Stock Purchase Warrant dated June 6, 2008 (4)
10.2	2007 Equity Incentive Plan (1)
10.9	Form of Lock-Up Agreement dated June 6, 2008 (4)
10.10	Change of Control Agreement with Jonathan Shultz dated August 11, 2008(5)
10.14	Form of Advisor Warrant Agreement (6)
10.16	Form Socialwise™ Group Gifting Platform Merchant Agreement (6)
10.19	Securities Purchase Agreement dated March 31, 2009 (7)
10.20	12% Senior Note dated March 31, 2009 (7)
10.21	Subsidiary Guarantee dated March 31, 2009 (7)
10.22	Waiver and Consent dated March 31, 2009 (7)
10.23	Strategic Advisor Agreement with Patrick Kolenik (8)
10.24	Supplemental Finder Agreement dated August 12, 2009 with SPN Investments, Inc. (9)
10.25	Amendment to Company 12% Senior Note dated November 9, 2009 (10)
10.25	Investor relations agreement dated February 12, 2010 (11)
10.26	Stock contribution and disposition restriction agreement with Chris Nicolaidis dated February 11, 2010 (11)
10.27	Investor relations agreement with Kay Holdings, Inc. dated May 10, 2010 (12)
10.28	Agreement with Equity Source Partners, LLC dated April 30, 2010 (12)
10.29	Placement agent agreement with Maxim Group LLC dated April 28, 2010 (12)
10.30	Investor relations agreement with Two Eight, Inc. dated April 7, 2010 (12)
10.31	Financial Advisory Services agreement with Iroquois Master Fund Ltd. dated June 24, 2010 (13)
10.32*	Investor Relations Agreement with Kay Holdings, Inc. dated December 29, 2010
11.1	Statement re Computation of Per Share Earnings (14)
14.1	Code of Business Conduct and Ethics (15)
21.1*	Listing of Subsidiaries
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on June 11, 2008
(5)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 14, 2008
(6)	Incorporated herein by reference to the registrant’s Form S-1/A filed on May 15, 2009
(7)	Incorporated herein by reference to the registrant’s Form 8-K filed on March 31, 2009
(8)	Incorporated herein by reference to the registrant’s Form 10-Q filed on May 13, 2009
(9)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 13, 2009
(10)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2009
(11)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 12, 2010
(12)	Incorporated herein by reference to the registrant’s Form 10-Q filed on May 14, 2010
(13)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 12, 2010
(14)	Included within the financial statements filed in this Annual Report
(15)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdeaEdge, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

James Collas, Chief Executive Officer

December 29, 2010

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

Signature	Title	Date
/s/ JAMES COLLAS James Collas	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	December 29, 2010
/s/ CHRIS NICOLAIDIS Chris Nicolaidis	Director	December 29, 2010
/s/ MARK SANDSON Mark Sandson	Director	December 29, 2010
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2010