Form 10-Q
period 2010-12-31
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2011-02-01
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

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

At January 31, 2011, there were 69,866,170 shares outstanding of the issuer’s common stock (registered shares trading under the symbol SCLW), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010

Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2010 and 2009

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2010 and 2009

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

SOCIALWISE, INC.
Condensed Consolidated Balance Sheets

	December 31, 2010 (Unaudited)	September 30, 2010

Assets
Current assets:
Cash and cash equivalents	$2,434,311	$730,361
Prepaid interest and financing costs	-	59,162
Other current assets	127,474	88,734

Total current assets	2,561,785	878,257

Property and equipment, net of accumulated depreciation of
$35,438 ($31,861 - September 30, 2010)	7,487	11,065
Other assets	5,052	5,052

	$2,574,324	$894,374

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$199,903	$225,163
Accrued interest	-	9,248
Accrued and deferred personnel compensation	65,072	65,072
Notes payable	-	1,221,305
Derivative liabilities	1,038,279	870,321

Total current liabilities	1,303,254	2,391,109

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 7,790 shares issued and outstanding
(8,120 - September 30, 2010)	8	8
Common stock; $0.001 par value; 120,000,000 shares authorized; 64,852,170 shares issued and outstanding (52,756,295 - September 30, 2010)	64,852	52,756
Additional paid-in capital	21,861,466	17,731,817
Accumulated deficit	(20,655,256)	(19,281,316)

Total stockholders' equity (deficiency)	1,271,070	(1,496,735)

	$2,574,324	$894,374
See accompanying notes.

SOCIALWISE, INC.
Condensed Consolidated Statements of Operations (unaudited)
For the three months ended December 31, 2010 and 2009

	2010	2009

Revenues	$658	$491
Cost of revenues	1,191	1,702

Gross margin	(533)	(1,211)

Operating expenses:
Selling and marketing	436,471	193,453
Operations, general and administrative	960,486	815,089

Total operating expenses	1,396,957	1,008,542

Loss from operations	(1,397,490)	(1,009,753)

Nonoperating income (expense):
Interest expense	(133,379)	(121,094)
Interest income	962	454
Change in fair value of derivative liabilities	155,967	-

	23,550	(120,640)

Net loss and comprehensive net loss	$(1,373,940)	$(1,130,393)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	58,511,465	46,112,498

See accompanying notes.

SOCIALWISE, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the three months ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(1,373,940)	$(1,130,393)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	3,578	3,577
Stock based compensation	363,635	305,791
Consulting and programming services rendered in exchange for common stock and warrants	40,800	138,432
Change in fair value of derivative liabilities	(155,967)	-
Amortization and accretion of interest expense	127,811	121,094
Changes in operating assets and liabilities:
Other assets	(38,740)	(8,484)
Accounts payable and accrued liabilities	(25,260)	55,204
Accrued and deferred personnel compensation	-	(26,099)
Other liabilities	-	(125)

Cash flows from operating activities	(1,058,083)	(541,003)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,114,753	1,142,740
Repayments of note payable	(352,720)	(375,000)

Cash flows from financing activities	2,762,033	767,740

Change in cash and cash equivalents during period	1,703,950	226,737

Cash and cash equivalents, beginning of period	730,361	322,215

Cash and cash equivalents, end of period	$2,434,311	$548,952

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,568	$-

Noncash investing and financing transactions:
Conversion of convertible note payable	$863,017	$-
Common stock issued in connection with note payable	$-	$36,750

See accompanying notes.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.

Basis of Presentation

Socialwise, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise-CA”), we seek to facilitate online and traditional retail commerce through payment systems for young people.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SCLW.”  The accompanying consolidated financial statements include the accounts of our Company and Socialwise-CA as of and through December 31, 2010.  All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2010 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, our auditors raised concerns about our ability to continue as going concern in their opinion on our financial statements at and for the year ended September 30, 2010.  Additionally, we have incurred net losses, had a deficit in stockholders’ equity as of September 30, 2010 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern.  In response to our Company’s cash needs, through December 31, 2010 and through the date of this report, we sold additional common stock and warrants as described in our footnotes that follow.  All additional amounts raised will be used for our future investing and operating cash flow needs.

Although we currently estimate that we have sufficient funds to maintain our Company’s operations one year from the date of our financial statements included herein even in the absence of our planned levels of revenues and gross margin, there remains uncertainty in the event of unforeseen costs or expenses that may arise.  This uncertainty could have an adverse effect on our ability to continue as a going concern through or significantly beyond September 30, 2011.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain reclassifications have been made to the balances at September 30, 2010 to conform to the current year’s presentation.

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

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, also provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and Accounting Standards Codification (“ASC”) Topic 605.

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

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives

We account for certain of our outstanding warrants as derivative liabilities, in accordance with newly issued guidance effective with our fiscal year ending September 30, 2010.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that could result in an adjustment to their conversion or exercise prices.  Derivative liabilities totaled $1,038,279 and $870,321 at December 31, 2010 and September 30, 2010, respectively, and included additional instruments issued during the three months ended December 31, 2010 totaling $323,925.

We record changes to the fair value of our instruments accounted for as derivative liabilities as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general, we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 2,460,606 and 3,646,751 shares at December 31, 2010 (2,606,060 and 3,234,668 shares at December 31, 2009) were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is that the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

significant to the variable interest entity.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The new guidance was effective for our Company beginning October 1, 2010 and had no impact on our financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance affects the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The new guidance was effective for our Company beginning October 1, 2010 and had no impact on our financial statements.

3.

Issuances of common stock and warrants

During the three months ended December 31, 2010, we entered into subscription agreements with 46 accredited investors pursuant to which we issued 8,905,875 shares of our common stock and warrants to purchase an additional 4,804,406 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 1,875,000 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $3,562,350 ($3,114,754 net of cash commissions and related expenses totaling $447,596).  We also issued warrants to purchase a total of 1,727,810 and 300,000 shares of our common stock with exercise prices of $0.60 per share to Maxim Group LLC (“Maxim”) and Equity Source Partners, LLC (“ESP”) who assisted us in connection with the transaction.

On November 24, 2010, we received notice from the holder of the convertible note payable issued in August 2010 with an outstanding principal balance of $1 million (unaccreted face value of $818,648 at September 30, 2010) of his election to convert the note into 2,500,000 shares of the Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with the holder, the holder was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share.  In addition, our Company agreed to issue the Holder a warrant to purchase 62,500 shares of common stock at an exercise price of $0.40 per share to reflect the interest due to the Holder under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

4.

Investment Related Services Agreements

Finder Services

We entered into a Finder Agreement (“Finder Agreement”) effective June 1, 2008 with SPN Investments, Inc. (“SPN”).  The Finder Agreement calls for SPN or its designees to be paid a finder’s fee (in cash or shares of our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a Finder.  The Finder Agreement (as amended and supplemented as of August 12, 2009) also called for the issuance to SPN of up to 500,000 of our Company’s restricted common shares along with five year warrants to purchase 175,000 shares of common stock with an exercise price of $1 per share.  SPN received one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock; up to a maximum of 500,000 shares of common stock (100,500 shares of the remaining total consideration of 500,000 shares were earned during the three months ended December 31, 2009 and accounted for as an issuance cost in consideration with the shares sold).

Investment Related Services

During the three months ended December 31, 2010, we issued 500,000 shares of our common stock to Kay Holdings, Inc. (“Kay”) in connection with the funding occurring as described above.  During December 2009, we issued 84,555 shares of our common stock and two year term warrants with exercise prices of $0.60 per share to purchase 281,250 shares of our common stock to Kay and its designees in exchange for investment banking services it performed on our Company’s behalf.  Kay and SPN have a common principal officer.  Our Company accounted for the stock issued to Kay in 2010 as a cost of the financing completed in that period.  We recognized a noncash expense in connection with the services performed on our behalf totaling $131,432 during the three months ended December 31, 2009.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

On April 28, 2010, we entered into an agreement with Maxim to act as a non-exclusive placement agent for the sale of equity securities of our Company.  Under the terms of the agreement with Maxim, they receive a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced by Maxim.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to provide financial assistance in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and pay them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  Through December 31, 2010, ESP and its designees have earned cash totaling $114,400 and warrants to purchase 143,000 shares of our common stock under the agreement.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  During the three months ended December 31, 2010 and 2009, the Advisor was issued 42,000 and 14,000 shares of common stock, respectively, and warrants to purchase 42,000 and 14,000 shares, respectively, of our common stock (in addition to consideration received during the three months ended June 30, 2009 of 150,000 common shares and warrants to purchase 100,000 shares of common stock).  Noncash charges to operations during the three months ended December 31, 2010 and 2009 in connection with our issuance of common shares and warrants to the Advisor totaled $39,060 and $13,300, respectively.

5.

Note Payable

On March 31, 2009, we issued a 12% Senior Note payable for $750,000 originally due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  The Note was neither convertible nor secured and carried certain operating and other covenants as well as prescribing certain events of default.  The Company subsequently extended the maturity date of the Note three times and tendered 225,000 additional shares of its common stock to the holder.  In November 2010, we tendered $358,288 to the holder in order to pay in full the remaining principal and accrued interest due and retire the Note.  We recognized interest expense (including the amortization of prepaid interest from the cost related to the prior issuance of share of our common stock) in connection with the Note totaling $27,790 and $121,094 for the three months ended December 31, 2010 and 2009, respectively.

As noted above, we entered into a convertible note agreement with an investor in August 2010 that was converted into 2,500,000 shares of our common stock (with the issuance of warrants to purchase 1,312,500 additional shares of our common stock) in November 2010.  Interest recognized during the three months ended December 31, 2010 in connection with the convertible note totaled $105,589 and included contractually required interest through February 13, 2011 and the accretion of the discount on the note (related to warrants issued at the time of the note’s inception).

6.

Stockholders’ equity

Stock options

Our Company maintains the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”) which provides for the granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended by our Board of Directors and subject to future approval by our shareholders) shall not exceed (in the aggregate) 5,000,000 shares of common stock of our Company.  During the three months ended December 31, 2010, we issued no stock options.  During the three months ended December 31, 2009, we issued 400,000 nonqualified stock options to four employees with five year terms, two year vesting and exercise prices of $0.49 per share.  Through December 31, 2010, we have outstanding a total of 4,015,000 (net of cancellations totaling 130,000) incentive and nonqualified stock options granted under the Plan, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 16, 2012 to August 6, 2015.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Warrants

Our Company issued 292,000 and 1,520,036 warrants to advisors and consultants during the three months ended December 31, 2010 and 2009, respectively.  Through December 31, 2010, we have issued warrants to purchase a total of 8,094,853 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised, warrants to purchase 709,494 shares of common stock have expired and warrants to purchase 250,000 shares of common stock have been cancelled.  Warrants to purchase 7,085,359 shares of common stock remain outstanding at December 31, 2010, 7,027,024 of which have vested.  The warrants have remaining terms ranging from three to fifty-nine months as of December 31, 2010 and exercise prices ranging from $0.37 to $2.45 per share.

Through December 31, 2010, we have also issued warrants to purchase up to 20,372,466 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 19,698,997 of which remain outstanding net of exercises, cancellations and expirations.

The numbers and exercise prices of all options and warrants outstanding at December 31, 2010 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
75,000	0.40	75,000	2nd Qtr, 2011
100,000	1.45	100,000	3rd Qtr, 2011
298,196	1.31	298,196	4th Qtr, 2011
2,580,036	0.60	2,580,036	1st Qtr, 2012
2,181,250	0.58	2,181,250	2nd Qtr, 2012
1,110,313	0.59	1,110,313	3rd Qtr, 2012
1,207,244	0.60	1,207,244	4th Qtr, 2012
1,477,000	0.94	1,477,000	1st Qtr, 2013
250,000	0.60	250,000	2nd Qtr, 2013
2,155,000	0.72	2,155,000	3rd Qtr, 2013
-	-	-	4th Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
516,667	0.54	504,167	2nd Qtr, 2014
850,000	0.65	841,666	3rd Qtr, 2014
900,000	0.51	900,000	4th Qtr, 2014
1,476,600	0.51	1,304,723	1st Qtr, 2015
1,171,500	0.52	1,154,833	2nd Qtr, 2015
159,000	0.67	117,333	3rd Qtr, 2015
1,358,777	0.46	1,258,776	4th Qtr, 2015
10,461,560	0.46	10,461,560	1st Qtr, 2016
30,799,356		30,448,310

Stock-based compensation

During the three ended December 31, 2010 and 2009, we recognized stock-based compensation expense totaling $363,635 and $305,791, respectively, in connection with the issuance of stock options and warrants issued to employees, advisors and consultants (not including expenses for warrants issued in exchange for investor relations services totaling $90,000 during the three months ended December 31, 2009).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended December 31, 2010: expected life (in years) – 3.29 years; weighted average volatility – 175,75%; forfeiture rate – 0%; risk-free interest rate – 1.12%; and expected dividend rate – 0%.  At December 31, 2010, the weighted average exercise price of options and warrants outstanding (issued in connection with stock-based compensation) is $0.65 per share while the corresponding

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

weighted average remaining contractual period was 34.5 months.  As of December 31, 2010, $118,902 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2011.

7.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $14,200,000 and $5,700,000, respectively, as of December 31, 2010.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Socialwise-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

8.

Subsequent events

On January 20, 2011, we entered into a subscription agreement with a trust whose trustee is an existing shareholder pursuant to which we issued 5,000,000 shares of our common stock and a five-year warrant to purchase an additional 3,750,000 shares of our common stock with an exercise price of $0.40 per share, in exchange for gross proceeds totaling $2,000,000 ($1,785,000 net of cash commissions and related expenses totaling $215,000).  In connection with the transaction, Maxim received a commission in cash totaling $200,000 and a warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.60 per share.   ESP also was granted a five-year warrant to purchase up to 250,000 shares of our common stock with an exercise price of $0.60 per share.

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

Results of Operations

Revenues

Our Company had insignificant revenues totaling $658 and $491 for the three months ended December 31, 2010 and 2009, respectively.  Our Company’s BMP payment system continues to be only available on several youth gaming sites, and we did not promote BMP’s use on those sites to the general public in any significant way.  Although during our fiscal fourth quarter, we rolled out BMP on several retailers’ sites, we currently do not charge either merchants or consumers in connection with transactions pending further refinement of the consumer experience.  BMP is targeted at enabling parents and young people to link and communicate in order to guide responsible spending.  BMP has been designed with features that we hope consumers will find compelling.  Going forward we plan to continue to market BMP (both online and in traditional retail settings) to the public as a convenient and safe youth payment system.  While we are optimistic about the prospects for BMP, since this is a new product offering (and we have not recognized significant revenues to date), there can be no assurance about whether or when BMP will turn out to be a successful new focus for us or that it will generate sufficient revenues with adequate margins to fund our operations over future periods.

Cost of Revenues

Our cost of revenues for the three months ending December 31, 2010 and 2009 totaled $1,191 and $1,702 (our gross margins for the same periods were a negative $533 and a negative $1,211).  Due to the low volume of revenues during the three months ended December 31, 2010 and 2009, we did not cover the basic costs in connection with the maintenance of payment capabilities required to allow for the use of BMP where it was available.

Operating Expenses

Selling and marketing expenses for the three months ended December 31, 2010 and 2009 totaled $436,471 and $193,453, respectively.  Included in these expenses for the three months ended December 31, 2010 and 2009 were employee compensation and related expenses of $45,554 for the three months ended December 31, 2009, payments to consultants for business development, marketing and merchandising services totaling $79,448 and $6,250, respectively, marketing, sales, creative services and public relations expenses of $232,046 and $1,111, respectively, and noncash stock-based compensation expenses totaling $124,500 and $136,898, respectively.

Operations, general and administrative expenses for the three months ended December 31, 2010 totaled $960,486 and $815,089, respectively.  Included in these expenses for the three months ended December 31, 2010 were operations expenses in connection with building and maintaining our IT platforms totaling $144,026 and $144,692, employee compensation and related charges of $415,342 and $258,090, respectively,  noncash stock-based compensation of $239,135 and $168,893, respectively, cash and noncash charges in connection with the payment of cash and the grant of common stock in connection with investor relations services totaling $16,800 and $138,432, respectively, legal fees of $5,042 and $16,079, respectively, accounting and auditing charges of $34,000 and $29,000, respectively, insurance of $13,165 and $11,927, respectively and facility related expenses of $8,314 and $8,260, respectively.

Operating expenses for the three months ended December 31, 2010 totaled $1,396,957 and $1,008,542, respectively, an increase of $388,415 or 38.5%.  The various components of the comparative operating expense figures are shown above.

Other Income and Expense

For the three months ended December 31, 2010 and 2009, interest income totaled $962 and $454, respectively, while interest expense totaled $133,379 and $121,094 for the three months ended December 31, 2010 and 2009, respectively.  Interest expense in the current year resulted from the amortization and accretion of financing costs and discount (resulting from accompanying warrants issued with debt) along with the amortization of the related value of additional shares issued to the note holder (in the case of the debt due to Gemini) in connection with our note payable outstanding during the period.  Interest expense during the three months ended December 31, 2010 was $27,790 from Gemini (repaid in November 2010) and $105,589 from the convertible note payable (converted in November 2010).  Given the lack of material interest bearing debt outstanding going forward, we expect future interest expense to be insignificant.

We recognized a gain from the change in the fair value of derivative liabilities of $155,967 for the three months ended December 31, 2010 (no equivalent amount during the prior comparable period).  This gain resulted from a reduction in the value of derivative liabilities outstanding during 2010 and was mainly a function of the reduction in the price of our closing stock price from September 30, 2010 to December 31, 2010.  It represented no improvement in our financial position with respect to liabilities to be settled in the future with cash.

Net Loss and Net Loss per Share

For the three months ended December 31, 2010, our net loss totaled $1,373,940 and $1,130,393, respectively.  Our basic and diluted net loss per share of $0.02 for the three months ended December 31, 2010 did not include the effects of anti-dilutive common stock equivalents during both of the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable (all of which have been repaid or converted as of December 31, 2010).  At December 31, 2010, our total assets were $2,574,324, with working capital totaling $1,258,531.  Total liabilities were $1,303,254 (all of which were current) and our stockholders’ equity totaled $1,271,070.  Our financial position was strengthened during the quarter from the conversion by the holder of the convertible note payable outstanding at September 30, 2010 into shares (and warrants to purchase shares) of our common stock.  Our cash and cash equivalents balance at December 31, 2010 totaled $2,434,311.  The change in our financial position from the previous amounts reported at September 30, 2010 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $3,114,753, offset by negative cash flows from operating activities totaling $1,052,515 and repayments of the note payable totaling $358,288 during the same period.  During January 2011, we closed on additional funding that brought our Company net proceeds totaling $1,785,000 from the sale to one existing investor of 5,000,000 shares of common stock and five-year warrants to purchase 3,750,000 additional shares of common stock at $0.40 per share.

Our total liabilities at December 31, 2010 included $65,072 in salary deferrals from our employees.  Also included in current liabilities were amounts recognized in connection with newly issued accounting standards covering derivative liabilities totaling $1,038,279.  These liabilities arose primarily as a result of anti-dilution provisions attached to certain of our warrants outstanding that necessitate the reclassification of their fair values from stockholders’ equity to derivative liabilities.  These liabilities do not represent a future claim on our Company’s cash flows as they are not required to be settled in cash by our Company.  Any future settlement of these securities could result in either their conversion to our Company’s common stock or the receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

Plan of Operations

We will be dependent upon future positive gross margin from revenues in order to achieve long-term financial viability.  While we are encouraged by the limited positive results achieved to date (on a mostly test basis) in adding accounts to our BMP platform, it will be necessary for us in the future to generate significantly higher volumes than those generated to date.  Irrespective of our success in obtaining such volumes, we currently estimate that we will have sufficient cash as of the completion of the January 2011 additional funding to continue to fund the operations of our Company past our September 30, 2011 fiscal year end.

We do not expect to purchase any significant property or equipment, or to have any significant change in the number of our employees for the next twelve months.  We expect however to continue to incur costs in improving, maintaining and marketing BMP over the rest of fiscal 2011.

Going Concern

Our independent registered public accounting firm included in its report on our financial statements as of and for the year ended September 30, 2010 that there existed a substantial uncertainty about our ability to continue as a going concern significantly past the end of our current fiscal year in September 30, 2010.  We believe that our financing subsequent to September 30, 2010 will be adequate to fund operations beyond September 30, 2011, however there can no guarantee that the funds will be sufficient.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

During the three months ended December 31, 2010, we entered into subscription agreements with 46 accredited investors pursuant to which we issued 8,905,875 shares of our common stock and warrants to purchase an additional 4,804,406 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 1,875,000 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $3,562,350 ($3,114,754 net of cash commissions and related expenses totaling $447,596).  We also issued warrants to purchase a total of 1,727,810 and 300,000 shares of our common stock with exercise prices of $0.60 per share to Maxim Group LLC (“Maxim”) and Equity Source Partners, LLC (“ESP”) who assisted us in connection with the transaction.

On November 24, 2010, we received notice from the holder of the convertible note payable issued in August 2010 with an outstanding principal balance of $1 million (unaccreted face value of $818,648 at September 30, 2010) of his election to convert the note into 2,500,000 shares of the Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with the holder, the holder was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share.  In addition, our Company agreed to issue the Holder a warrant to purchase 62,500 shares of common stock at an exercise price of $0.40 per share to reflect the interest due to the Holder under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

On January 20, 2011, we entered into a subscription agreement with a trust whose trustee is an existing shareholder pursuant to which we issued 5,000,000 shares of our common stock and a five-year warrant to purchase an additional 3,750,000 shares of our common stock with an exercise price of $0.60 per share, in exchange for gross proceeds totaling $2,000,000.  The investor in the financing met the accredited investor definition of Rule 501 of the Securities Act.  The sale of common stock and warrants in the offering was made in a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.  The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

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

Socialwise, Inc., a Colorado corporation

By: /s/ JAMES COLLAS

       James Collas, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

January 31, 2011

Exhibit Index

Exhibit No.	Description
10.39*	Employment agreement between Socialwise, Inc. and James Collas
10.40*	Employment agreement between Socialwise, Inc. and Jonathan Shultz
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report