Form 10-Q
period 2011-03-31
Socialwise, Inc. (formerly known as IdeaEdge, Inc)
filed 2011-05-12
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

At May 11, 2011, there were 72,034,392 shares outstanding of the issuer’s common stock (registered shares trading under the symbol SCLW), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2011 and 2010

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

SOCIALWISE, INC.
Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	September 30, 2010

Assets
Current assets:
Cash and cash equivalents	$3,140,116	$730,361
Prepaid interest and financing costs	-	59,162
Other current assets	149,764	88,734

Total current assets	3,289,880	878,257

Property and equipment, net of accumulated depreciation of
$39,016 ($31,861 - September 30, 2010)	3,910	11,065
Other assets	5,052	5,052

	$3,298,842	$894,374

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$361,540	$225,163
Accrued interest	-	9,248
Accrued and deferred personnel compensation	65,114	65,072
Notes payable	-	1,221,305
Derivative liabilities	924,645	870,321

Total current liabilities	1,351,299	2,391,109

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 7,460 shares issued and outstanding
(8,120 - September 30, 2010)	7	8
Common stock; $0.001 par value; 300,000,000 shares authorized; 72,006,392
shares issued and outstanding (52,756,295 - September 30, 2010)	72,006	52,756
Additional paid-in capital	25,005,460	17,731,817
Accumulated deficit	(23,129,930)	(19,281,316)

Total stockholders' equity (deficiency)	1,947,543	(1,496,735)

	$3,298,842	$894,374
See accompanying notes.

SOCIALWISE, INC.
Condensed Consolidated Statements of Operations (unaudited)
For the three and six months ended March 31, 2011 and 2010

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010

Revenues	$6,096	$1,472	$6,754	$1,964
Cost of revenues	3,641	1,349	4,832	3,051

Gross margin	2,455	123	1,922	(1,087)

Operating expenses:
Selling and marketing	928,721	1,068,760	1,365,192	1,262,212
Operations, general and administrative	1,665,756	983,375	2,626,242	1,798,464

Total operating expenses	2,594,477	2,052,135	3,991,434	3,060,676

Loss from operations	(2,592,022)	(2,052,012)	(3,989,512)	(3,061,763)

Nonoperating income (expense):
Interest expense	-	(78,559)	(133,379)	(199,653)
Interest income	3,714	315	4,676	769
Change in fair value of derivative liabilities	113,634	-	269,601	-

	117,348	(78,244)	140,898	(198,884)

Net loss and comprehensive net loss	$(2,474,674)	$(2,130,256)	$(3,848,614)	$(3,260,647)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.06)	$(0.07)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	68,842,595	48,665,146	63,620,265	47,374,797

See accompanying notes.

SOCIALWISE, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the six months ended March 31, 2011

	2011	2010

Cash flows from operating activities:
Net loss	$(3,848,614)	$(3,260,647)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	7,155	7,154
Stock based compensation	900,494	1,545,962
Consulting and programming services rendered in exchange for common stock and warrants	865,600	385,232
Change in fair value of derivative liabilities	(269,601)	-
Amortization and accretion of interest expense	127,811	198,153
Changes in operating assets and liabilities:
Other assets	(61,030)	(24,148)
Accounts payable and accrued liabilities	136,376	158,099
Accrued and deferred personnel compensation	42	(26,099)

Cash flows from operating activities	(2,141,767)	(1,016,294)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	4,904,242	1,442,040
Repayments of note payable	(352,720)	(375,000)

Cash flows from financing activities	4,551,522	1,067,040

Change in cash and cash equivalents during period	2,409,755	50,746

Cash and cash equivalents, beginning of period	730,361	322,215

Cash and cash equivalents, end of period	$3,140,116	$372,961

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,568	$1,500

Noncash investing and financing transactions:
Conversion of convertible note payable	$863,017	$-
Common stock issued in connection with note payable	$-	$56,750

See accompanying notes.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.

Basis of Presentation

Socialwise, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, Socialwise, Inc. (“Socialwise-CA”), we seek to facilitate online and traditional retail commerce through payment systems for young people.  We are a publicly traded company trading on the OTC Markets (OTCQB) under the symbol “SCLW.”  The accompanying consolidated financial statements include the accounts of our Company and Socialwise-CA as of and through March 31, 2011.  All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2010 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, our auditors raised concerns about our ability to continue as going concern in their opinion on our financial statements at and for the year ended September 30, 2010.  Additionally, we have incurred net losses, had a deficit in stockholders’ equity as of September 30, 2010 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern.  In response to our Company’s cash needs, through the date of this report we raised additional cash through the sale of common stock and warrants as described in our footnotes that follow.  All additional amounts raised will be used for our future investing and operating cash flow needs.

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

Revenue Recognition

We recognize revenue at the time a product or service is purchased or contracted for by customers, the product has been shipped or the service rendered, the selling price and our commission for the transaction is fixed, collection is reasonably assured and when both title and risk of loss transfers to the customer, provided no significant obligations remain.  Cash to be received in advance of the satisfaction of the criteria for revenue recognition will be deferred until such time as the criteria are satisfied.  We do not anticipate collecting sales taxes in the future in connection with our products or services.  Customer cash balance activity in connection with prepaid debit cards is not recorded as a component of our Company’s revenues or expenses.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At March 31, 2011 the Company had no interest-bearing amounts on deposit in excess of federally insured limits.

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

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of publicly traded companies that exist in our industry.

Derivatives

We account for certain of our outstanding warrants as derivative liabilities, in accordance with newly issued guidance effective with our fiscal year ending September 30, 2010.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that could result in an adjustment to their conversion or exercise prices.  Derivative liabilities totaled $924,645 and $870,321 at March 31, 2011 and September 30, 2010, respectively, and included additional instruments issued during the three months ended December 31, 2010 totaling $323,925.

We record changes to the fair value of our instruments accounted for as derivative liabilities as other income (in the event that their value decreases) or as other expense (in the event that their value increases) on our statement of operations.  In general, we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 2,345,222 and 3,672,497 shares at March 31, 2011 (2,606,060 and 3,598,630 shares at March 31, 2010) were excluded from historical diluted earnings per share, respectively, due to their anti-dilutive effect.

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

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

3.

Issuances of common stock and warrants

During the six months ended March 31, 2011, we entered into subscription agreements with 46 accredited investors pursuant to which we issued 13,905,875 shares of our common stock and warrants to purchase an additional 4,804,406 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 5,625,000 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $5,562,350 ($4,904,242 net of cash commissions and related expenses totaling $658,108).  We also issued warrants to purchase a total of 2,477,810 and 550,000 shares of our common stock with exercise prices of $0.60 per share to Maxim Group LLC (“Maxim”) and Equity Source Partners, LLC (“ESP”), respectively, who assisted us in connection with the transaction.  Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by a member of our Board of Directors since March 2011, Mr. Isaac Blech, of 10,000,000 and 7,500,000, respectively.

On November 24, 2010, we received notice from the holder of the convertible note payable issued in August 2010 (Mr. Blech) with an outstanding principal balance of $1 million (unaccreted face value of $818,648 at September 30, 2010) of his election to convert the note into 2,500,000 shares of the Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with the holder, the holder was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share.  In addition, our Company agreed to issue the Holder a warrant to purchase 62,500 shares of common stock at an exercise price of $0.40 per share to reflect the interest due to the Holder under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

4.

Investment Related Services Agreements

Finder Services

We entered into a Finder Agreement (“Finder Agreement”) effective June 1, 2008 with SPN Investments, Inc. (“SPN”).  The Finder Agreement called for SPN or its designees to be paid a finder’s fee (in cash or shares of our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a Finder.  The Finder Agreement (as amended and supplemented as of August 12, 2009) also called for the issuance to SPN of up to 500,000 of our Company’s restricted common shares along with five year warrants to purchase 175,000 shares of common stock with an exercise price of $1 per share.  SPN received one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock; up to a maximum of 500,000 shares of common stock (100,500 shares of the remaining total consideration of 500,000 shares were earned during the three months ended December 31, 2009 and accounted for as an issuance cost in consideration with the shares sold).

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Investment Related Services

During the three months ended December 31, 2010, we issued 500,000 shares of our common stock to Kay Holdings, Inc. (“Kay”) in connection with the funding occurring as described above. On December 29, 2010, we entered into an Investor Relations Services agreement with Kay for the provision of investor relations services through (as modified) March 31, 2011 in exchange for 1,500,000 shares of our common stock.  We recognized a charge to general and administrative expense for these shares tendered totaling $600,000 during the three months ended March 31, 2011.

During December 2009, we issued 84,555 shares of our common stock and two year term warrants with exercise prices of $0.60 per share to purchase 281,250 shares of our common stock to Kay and its designees in exchange for investment banking services it performed on our Company’s behalf.  Kay and SPN have a common principal officer.  Our Company accounted for the stock issued to Kay in fiscal 2010 as a cost of the financing completed in that period.  We recognized a noncash expense in connection with the services performed on our behalf totaling $131,432 during the three months ended December 31, 2009.

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

On August 24, 2009, we entered into a non-exclusive agreement with ESP to provide financial assistance in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and pay them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  Through March 31, 2011, ESP and its designees have earned cash totaling $114,400 and warrants to purchase 393,000 shares of our common stock under the agreement.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011, unless cancelled by either the Company or the Advisor after November 2009.  During the three and six months ended March 31, 2011, the Advisor was issued 42,000 and 84,000 shares of common stock, respectively (42,000 and 56,000, respectively in fiscal 2010), and warrants to purchase 42,000 and 84,000 shares, respectively (42,000 and 56,000, respectively in fiscal 2010), of our common stock (in addition to consideration received during the three months ended June 30, 2009 of 150,000 common shares and warrants to purchase 100,000 shares of common stock).  The Advisor was also granted an additional warrant to purchase up to 100,000 shares of our common stock during the three and six months ended March 31, 2011.  Noncash charges to operations during the three and six months ended March 31, 2011 in connection with our issuance of common shares and warrants to the Advisor totaled $84,540 and $106,800, respectively ($36,960 and $60,060, respectively in fiscal 2010).

5.

Note Payable

On March 31, 2009, we issued a 12% Senior Note payable for $750,000 originally due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  The Note was neither convertible nor secured and carried certain operating and other covenants as well as prescribing certain events of default.  The Company subsequently extended the maturity date of the Note three times and tendered 225,000 additional shares of its common stock to the holder.  In November 2010, we tendered $358,288 to the holder in order to pay in full the remaining principal and accrued interest due and retire the Note.  We recognized interest expense (including the amortization of prepaid interest from the cost related to the prior issuance of share of our common stock) in connection with the Note totaling $27,790 for the three months ended December 31, 2010 and $78,559 and $199,653 the three and six months ended March 31, 2010, respectively.

As noted above, we entered into a convertible note agreement with Mr. Blech in August 2010 that was converted into 2,500,000 shares of our common stock (with the issuance of warrants to purchase 1,312,500 additional shares of our common stock) in November 2010.  Interest recognized during the three months ended December 31, 2010 in connection with the convertible note totaled $105,589 and included contractually required interest through February 13, 2011 and the accretion of the discount on the note (related to warrants issued at the time of the note’s inception).

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.

Stockholders’ equity

Stock options

Our Company maintains the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”) which provides for the granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended by our Board of Directors and subject to future approval by our shareholders) shall not exceed (in the aggregate) 5,000,000 shares of common stock of our Company.  During the three and six months ended March 31, 2011, we issued options to purchase up to 150,000 shares of our Company’s common stock.  During the six months ended March 31, 2010, we issued 400,000 nonqualified stock options to four employees with five year terms, two year vesting and exercise prices of $0.49 per share.  Through March 31, 2011, we have outstanding a total of 4,165,000 (net of cancellations totaling 130,000) incentive and nonqualified stock options granted under the Plan, all of which we have estimated (in our calculations of their valuation) will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 16, 2012 to March 24, 2016.

Warrants

Our Company issued 8,892,000 and 9,184,000 warrants to advisors and consultants during the three and six months ended March 31, 2011, respectively (3,712,000 and 5,113,286 for the three and six months ended March 31, 2010, respectively).  Through March 31, 2011, we have issued warrants to purchase a total of 17,268,103 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised, warrants to purchase 784,494 shares of common stock have expired and warrants to purchase 250,000 shares of common stock have been cancelled.  Warrants to purchase 16,183,609 shares of common stock remain outstanding at March 31, 2011, 9,900,264 of which have vested.  The warrants have remaining terms ranging from two to fifty-nine months as of March 31, 2011 and exercise prices ranging from $0.40 to $2.40 per share.

Through March 31, 2011, we have also issued warrants to purchase up to 24,841,216 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 24,167,747 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The numbers and exercise prices of all options and warrants outstanding at March 31, 2011 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
100,000	$ 1.45	100,000	3rd Qtr, 2011
298,196	1.31	298,196	4th Qtr, 2011
2,580,036	0.60	2,580,036	1st Qtr, 2012
2,181,250	0.58	2,181,250	2nd Qtr, 2012
1,110,313	0.59	1,110,313	3rd Qtr, 2012
1,207,244	0.60	1,207,244	4th Qtr, 2012
1,477,000	0.88	1,477,000	1st Qtr, 2013
500,000	0.55	500,000	2nd Qtr, 2013
2,155,000	0.72	2,155,000	3rd Qtr, 2013
-	-	-	4th Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
816,667	0.51	516,667	2nd Qtr, 2014
850,000	0.65	847,916	3rd Qtr, 2014
900,000	0.51	900,000	4th Qtr, 2014
1,476,600	0.51	1,351,599	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	142,333	3rd Qtr, 2015
1,358,777	0.46	1,358,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
13,242,000	0.48	7,131,572	2nd Qtr, 2016
44,516,356		37,962,176

Stock-based compensation

During the three and six months ended March 31, 2011, we recognized stock-based compensation expense totaling $536,859 and $900,494, respectively, ($1,240,172 and $1,545,962 for the three and six months ended March 31, 2010) in connection with the issuance of stock options and warrants issued to employees, advisors and consultants (not including expenses for warrants issued in exchange for investor relations services totaling $90,000 during the six months ended March 31, 2010, nor for shares of stock issued directly for services).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended March 31, 2011: expected life (in years) – 3.07 years; weighted average volatility – 179.39%; forfeiture rate – 0%; risk-free interest rate – 1.83%; and expected dividend rate – 0%.  At March 31, 2011, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $0.62 per share while the corresponding weighted average remaining contractual period was 36.1 months.  As of March 31, 2011, $3,713,972 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through February 2013.

7.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $16,400,000 and $6,600,000, respectively, as of March 31, 2011.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the Socialwise-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

Socialwise, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8.

Subsequent events

On April 26, 2011, we entered into an Agreement and Release with James Collas pursuant to which the parties agreed that effective as of April 26, 2011, (i) Mr. Collas resigned as an officer and director of the Company; (ii) Mr. Collas’ Employment Agreement dated January 31, 2011was terminated and Mr. Collas shall continue his employment with the Company as a non-executive on an “at-will” basis; (iii) the Company paid Mr. Collas $400,000 in satisfaction of all of its obligations under a terminated Employment Agreement; and (iv) Mr. Collas surrendered to the Company 1,000,000 shares of our common stock held by him.

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

Results of Operations

Revenues

Our Company had insignificant revenues totaling $6,096 and $6,754 for the three and six months ended March 31, 2011, respectively ($1,472 and 1,964 for the three and six months ended March 31, 2010, respectively).  Although BillMyParents (“BMP”) is a payment option on several retailers’ sites, we currently do not charge either merchants or consumers in connection with transactions pending further refinement of the consumer experience.  Our revenues in fiscal 2011 resulted from our BMP prepaid debit card which was first marketed to significant numbers of consumers beginning in our fiscal quarter ended March 31, 2011 (revenues in fiscal 2010 were those from payment systems for gaming sites, a product offering we have since discontinued).  Revenues are not representative of those we expect to realize in future periods from the current number of card accounts outstanding due to our having waived initiation fees and fees for the first month.

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

Cost of Revenues

Our cost of revenues for the three and six months ending March 31, 2011 totaled $3,641 and $4,832 ($1,349 and 3,051 for the three and six months ended March 31, 2010).

Gross Margin

Our gross margins for the three and six months ending March 31, 2011 totaled $2,455 and $1,922 ($123 and negative $1,087 for the three and six months ended March 31, 2010).  Due to the low volume of revenues (including as a result of our waiving some fees on new accounts) during the periods included herein, we did not realize the margins in percentage terms that we forecast for future periods.

Operating Expenses

Selling and marketing expenses for the three and six months ended March 31, 2011 totaled $928,721 and $1,365,192, respectively ($1,068,760 and $1,262,212 for the three and six months ended March 31, 2010, respectively).  Included in these expenses for the three and six months ended March 31, 2011 were: 1) no employee compensation and related expenses ($27,733 and $73,287 for the three and six months ended March 31, 2010); 2) payments to consultants for business development, marketing and merchandising services totaling $97,946 and $177,394 respectively ($41,500 and $47,750, respectively, in fiscal 2010); 3) marketing, sales, creative services and public relations expenses of $517,497 and $749,543, respectively ($38,750 and 39,861, respectively in fiscal 2010); and noncash stock-based compensation expenses totaling $307,457 and $431,957, respectively ($958,800 and $1,095,698, respectively in fiscal 2010).

Operations, general and administrative expenses for the three and six months ended March 31, 2011 totaled $1,665,756 and $2,626,242, respectively ($983,375 and 1,798,464 for the three and six months ended March 31, 2010).  Included in these expenses for the three and six months ended March 31, 2011 were: 1) operations expenses in connection with building and maintaining our IT platforms totaling $246,762 and $390,789, respectively ($136,887 and $281,579, respectively in fiscal 2010); 2) employee compensation and related charges of $256,312 and $671,654, respectively ($266,128 and $524,219, respectively in fiscal 2010);  3) noncash stock-based compensation of $229,401 and $468,536, respectively ($281,372 and $450,266, respectively in fiscal 2010); 4) cash and noncash charges in connection with the payment of cash and the grant of common stock in connection with investor relations services totaling $796,800 and $813,600, respectively ($246,800 and $385,232, respectively in fiscal 2010); 5) legal fees of $10,340 and $15,422, respectively ($2,496 and $18,575, respectively in fiscal 2010); 6) accounting and auditing charges of $22,361 and $56,361, respectively ($5,477 and $34,477, respectively in fiscal 2010); 7) insurance of $13,000 and $26,165, respectively ($11,604 and $23,531, respectively in fiscal 2010); and 8) facility related expenses of $8,227 and $16,541, respectively ($8,205 and $16,465, respectively in fiscal 2010).

Operating expenses for the three and six months ended March 31, 2011 totaled $2,594,477 and $3,991,434, respectively ($2,052,135 and $3,060,676, respectively in fiscal 2010), an increase of $542,342 and $930,758, respectively or 26.4% and 30.4%, respectively over the previous year’s total.  The various components of the comparative operating expense figures are shown above.

Other Income and Expense

Interest income for the three and six months ended March 31, 2011 were $3,714 and $4,676, respectively ($315 and $769, respectively for fiscal 2010).  The increased interest income resulted from cash balances on hand invested in low yielding money market accounts.

We incurred no interest expense for the three months ended March 31, 2011 ($78,559 for the three months ended March 31, 2010) as all of our interest bearing debt was retired or converted prior to January 1, 2011.  For the six months ended March 31, 2011, interest expense totaled $133,379 ($199,653 for the six months ended March 31, 2010).  Interest expense resulted from the amortization and accretion of financing costs and discount (resulting from stock and warrants issued with debt) in connection with our note payable outstanding during the relevant periods.  Interest expense during the six months ended March 31, 2011 was $27,790 from Gemini (repaid in November 2010) and $105,589 from the convertible note payable (converted in November 2010) to Isaac Blech (a member of our Company’s Board of Directors beginning in March 2011).  Given the lack of material interest bearing debt outstanding going forward, we expect future interest expense to be insignificant.

We recognized a gain from the change in the fair value of derivative liabilities of $113,634 and $269,601 for the three and six months ended March 31, 2011, respectively (no equivalent amount during the prior comparable periods).  This gain resulted from a reduction in the value of derivative liabilities outstanding during fiscal 2011 and was mainly a function of the reduction in the price of our closing stock price from September 30, 2010 to March 31, 2011.  It represented no improvement in our financial position with respect to liabilities to be settled in the future with cash.

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2011, our net loss totaled $2,476,694 and $3,848,614, respectively ($2,130,256 and $3,260,647, respectively in fiscal 2010).  Our basic and diluted net loss per share of $0.04 and $0.06 for the three and six months ended March 31, 2011, respectively, ($0.04 and $0.07, respectively in fiscal 2010) did not include the effects of anti-dilutive common stock equivalents during both of the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable (all of which were repaid or converted as of November 30, 2010).  At March 31, 2011, our total assets were $3,298,842, with working capital totaling $1,938,581.  Total liabilities were $1,351,299 (all of which were current but which also include derivative liabilities not to be settled in cash totaling $924,645 – liabilities to be settled in cash totaled $426,654) and our stockholders’ equity totaled $1,947,543.  Our financial position was strengthened during the last quarter from the conversion by the holder of the convertible note payable outstanding at September 30, 2010 into shares and warrants to purchase shares of our common stock.  Our cash and cash equivalents balance at March 31, 2011 totaled $3,140,116.  The change in our financial position from the previous amounts reported at

September 30, 2010 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $4,904,242, offset by negative cash flows from operating activities totaling $2,141,767 and repayments of the note payable totaling $358,288 during the same period.

Our total liabilities at March 31, 2010 included $65,072 in salary deferrals from our employees.  Also included in current liabilities were amounts recognized in connection with newly issued accounting standards covering derivative liabilities totaling $924,645.  These liabilities arose primarily as a result of anti-dilution provisions attached to certain of our warrants outstanding that necessitate the reclassification of their fair values from stockholders’ equity to derivative liabilities.  These liabilities do not represent a future claim on our Company’s cash flows as they are not required to be settled in cash by our Company.  Any future settlement of these securities could result in either their conversion to our Company’s common stock or the receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

Plan of Operations

We will be dependent upon future positive gross margin from revenues in order to achieve long-term financial viability.  While we are encouraged by the limited positive results achieved to date in adding accounts to our BMP platform, it will be necessary for us in the future to generate significantly higher volumes than those generated to date.  Irrespective of our success in obtaining such volumes, we currently estimate that we will have sufficient cash subsequent to the completion of the January 2011 additional funding to continue to fund the operations of our Company past our September 30, 2011 fiscal year end.

We do not expect to purchase any significant property or equipment, or to have more than minor changes in the number of our employees for the next twelve months.  We expect however to continue to incur substantial costs in improving, maintaining and marketing BMP over the rest of fiscal 2011.

Going Concern

Our independent registered public accounting firm included in its report on our financial statements as of and for the year ended September 30, 2010 that there existed a substantial uncertainty about our ability to continue as a going concern significantly past the end of our current fiscal year in September 30, 2011.  We believe that our financings subsequent to September 30, 2010 will be adequate to fund operations beyond September 30, 2011, however there can no guarantee that the funds will be sufficient.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are dependent for our success on a few key employees. Our inability to retain those employees would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our Company.  Each of those individuals may voluntarily terminate his employment with the Company at any time. Were we to lose one or more of these key employees, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our key employees.

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

Capital Market Risks

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on OTC Markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

None.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – (Removed and Reserved)

Not applicable.

Item 5 – Other Information

On January 31, 2011, our Company entered into an employment agreement with James Collas our Chief Executive Officer and Jonathan Shultz, our Chief Financial Officer.  The agreements govern our employment relationship with these executive officers and stipulate: 1) their positions and duties; 2) terms of employment; 3) salaries, benefits and equity compensation; and 4) other miscellaneous provisions.  This summary of the terms of the change of control agreement is qualified in its entirety by reference to the agreement which was filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2010.

On April 26, 2011, we entered into an Agreement and Release with James Collas pursuant to which the parties agreed that effective as of April 26, 2011, (i) Mr. Collas resigned as an officer and director of the Company; (ii) Mr. Collas’ Employment Agreement dated January 31, 2011was terminated and Mr. Collas shall continue his employment with the Company as a non-executive on an “at-will” basis; (iii) the Company paid Mr. Collas $400,000 in satisfaction of all of its obligations under a terminated Employment Agreement; and (iv) Mr. Collas surrendered to the Company 1,000,000 shares of our common stock held by him.

On May 6, 2011, our Company received confirmation that it had received the written consent of its shareholders representing 51% of the voting power of its outstanding common stock as was required to approve the amendment to the Company’s Articles of Incorporation to change the number of authorized shares of our common stock and to change our Company’s legal name.  On March 22, 2011, our Company filed with the Securities and Exchange Commission a Definitive Schedule 14A Consent Solicitation Statement and thereafter mailed the statement to its shareholders of record as of March 21, 2011 soliciting their consent to the amendment to the Company’s Articles of Incorporation to: 1) increase the number of authorized shares of common stock in our Company from 120,000,000 with a par value of $0.001 per share to 300,000,000 shares of common stock with a par value of $0.001 per share; and 2) approve a change to our Articles of Incorporation changing our Company’s legal name from Socialwise, Inc. to BillMyParents, Inc.  We expect to take the actions approved of by shareholders prior to May 31, 2011.

Item 6 – Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Socialwise, Inc., a Colorado corporation

By: /s/ MARK SANDSON

       Mark Sandson, Chief Executive Officer

May 11, 2011

Exhibit Index

Exhibit No.	Description
10.43	Agreement and Release between James P. Collas and Socialwise, Inc. (1)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Filed as an exhibit to our Form 8-K filed April 26, 2011