Form 10-Q
period 2011-06-30
BillMyParents, Inc.
filed 2011-08-10
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-27145

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)

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

At August 8, 2011, there were 84,458,392 shares outstanding of the issuer’s common stock (registered shares trading under the symbol BMPI), the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2011 and 2010

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

Item 1A –

Risk Factors

Item 2 –

Sales of Unregistered Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

(Removed and Reserved)

Item 5 –

Other Information

Item 6 –

Exhibits

Signatures

Exhibits

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of BillMyParents, Inc. (formerly known as Socialwise, Inc.) (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	September 30, 2010

Assets
Current assets:
Cash and cash equivalents	$4,542,329	$730,361
Prepaid interest and financing costs	-	59,162
Other current assets	120,982	88,734

Total current assets	4,663,311	878,257

Property and equipment, net of accumulated depreciation of
$41,771 ($31,861 - September 30, 2010)	1,155	11,065
Other assets	5,052	5,052

	$4,669,518	$894,374

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$1,242,324	$225,163
Accrued interest	-	9,248
Accrued and deferred personnel compensation	65,072	65,072
Notes payable	-	1,221,305
Derivative liabilities	981,342	870,321

Total current liabilities	2,288,738	2,391,109

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 7,130 shares issued and outstanding
(8,120 - September 30, 2010)	7	8
Common stock; $0.001 par value; 300,000,000 shares authorized; 83,858,392
shares issued and outstanding (52,756,295 - September 30, 2010)	83,858	52,756
Additional paid-in capital	29,696,687	17,731,817
Accumulated deficit	(27,399,772)	(19,281,316)

Total stockholders' equity (deficiency)	2,380,780	(1,496,735)

	$4,669,518	$894,374
See accompanying notes.

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Condensed Consolidated Statements of Operations (unaudited)
For the three and nine months ended June 30, 2011 and 2010

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010

Revenues	$16,046	$2,119	$22,800	$4,083
Cost of revenues	13,935	1,264	18,768	4,315

Gross margin	2,111	855	4,032	(232)

Operating expenses:
Selling and marketing	3,140,091	602,986	4,505,282	1,865,198
Operations, general and administrative	1,078,686	1,066,071	3,704,976	2,864,534

Total operating expenses	4,218,777	1,669,057	8,210,258	4,729,732

Loss from operations	(4,216,666)	(1,668,202)	(8,206,226)	(4,729,964)

Nonoperating income (expense):
Interest expense	-	(74,150)	(133,379)	(273,803)
Interest income	3,568	180	8,245	949
Change in fair value of derivative liabilities	(56,697)	-	212,904	-

	(53,129)	(73,970)	87,770	(272,854)

Net loss and comprehensive net loss	$(4,269,795)	$(1,742,172)	$(8,118,456)	$(5,002,818)

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.12)	$(0.11)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	77,274,700	48,665,146	68,171,744	47,374,797

See accompanying notes.

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Condensed Consolidated Statements of Cash Flows (unaudited)
For the nine months ended June 30, 2011

	2011	2010

Cash flows from operating activities:
Net loss	$(8,118,456)	$(5,002,818)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	9,910	10,731
Stock based compensation	1,482,197	2,281,627
Services rendered in exchange for common stock and warrants	948,800	786,032
Change in fair value of derivative liabilities	(212,904)	-
Amortization and accretion of interest expense	127,811	272,303
Changes in operating assets and liabilities:
Other assets	(32,248)	(18,960)
Accounts payable and accrued liabilities	1,017,160	37,444
Accrued and deferred personnel compensation	-	(26,099)

Cash flows from operating activities	(4,777,730)	(1,659,740)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	9,342,418	1,810,390
Repurchase of common stock	(400,000)	(375,000)
Repayments of note payable	(352,720)	60,607

Cash flows from financing activities	8,589,698	1,495,997

Change in cash and cash equivalents during period	3,811,968	(163,743)

Cash and cash equivalents, beginning of period	730,361	322,215

Cash and cash equivalents, end of period	$4,542,329	$158,472

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,568	$1,500

Noncash investing and financing transactions:
Conversion of convertible note payable	$863,017	$-
Common stock issued in connection with note payable	$-	$56,750

See accompanying notes.

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

1.

Basis of Presentation

BillMyParents, Inc. (formerly known as Socialwise, Inc., hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our operating subsidiary incorporated in the state of California (“BillMyParents-CA”), we seek to facilitate online and traditional retail commerce through payment systems linking parents to young people.  We are a publicly traded company trading on the OTC Markets (OTCQB) under the symbol “BMPI.”  The accompanying consolidated financial statements include the accounts of our Company and BillMyParents-CA as of and through June 30, 2011.  All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2010 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

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

Although we currently estimate that we have sufficient funds to maintain our Company’s operations one year from the date of our financial statements included herein, there remains uncertainty in the event of lower than planned levels or revenues and gross margin or due to unforeseen costs or expenses that may arise.  This uncertainty could have an adverse effect on our ability to continue as a going concern through or significantly beyond September 30, 2011.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain reclassifications have been made to the balances at September 30, 2010 to conform to the current year’s presentation.

2.

Summary of Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

There are various factors that may cause these tax assumptions to change in the near term, requiring us to write down deferred tax assets or establish tax reserves.  We recognize the benefit of an uncertain tax position taken or expected to be taken on our income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

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

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of publicly traded companies that exist in our industry.

Derivatives

We account for certain of our outstanding warrants as derivative liabilities, in accordance with newly issued guidance effective with our fiscal year ending September 30, 2010.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that could result in an adjustment to their conversion or exercise prices.  Derivative liabilities totaled $981,342 and $870,321 at June 30, 2011 and September 30, 2010, respectively, and included additional instruments issued during the three months ended December 31, 2010 totaling $323,925.

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

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 2,300,532 and 4,085,259 shares through June 30, 2011 were excluded from historical diluted earnings per share on a primary and fully diluted basis, respectively, due to their anti-dilutive effect.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts payable and notes payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.  The notes payable approximate fair value given their current terms and market interest rates.

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  Advertising expenses totaled $801,917 and $1,449,815 for the three and nine months ended June 30, 2011, respectively ($16,066 and $55,514, respectively in 2010).

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

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

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

3.

Issuances of common stock and warrants

During the nine months ended June 30, 2011, we entered into subscription agreements with 46 accredited investors pursuant to which we issued 26,455,875 shares of our common stock and warrants to purchase an additional 4,804,406 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 19,437,500 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $10,582,350 ($9,342,418 net of cash commissions and related expenses totaling $1,239,932).  We also issued warrants to purchase up to a total of up to 3,727,810, 1,150,000 and 46,844 shares of our common stock with exercise prices of $0.60 per share to Maxim Group LLC (“Maxim”), Equity Source Partners, LLC (“ESP”) and others, respectively, who assisted us in connection with the transactions.  Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by a member of our Board of Directors since March 2011, Mr. Isaac Blech, of 20,000,000 and 18,125,000, respectively.

On November 24, 2010, we received notice from Mr. Blech, the holder of a convertible note payable issued in August 2010 with an outstanding principal balance of $1 million (unaccreted face value of $818,648 at September 30, 2010) of his election to convert the note into 2,500,000 shares of the Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with Mr. Blech, he was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share (he previously received a warrant to purchase up to 625,000 shares of common stock at $0.40 per share at the inception of the note).  In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 62,500 additional shares of common stock at an exercise price of $0.40 per share to reflect the interest due to him under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

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

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

Investment Related Services

During the three months ended December 31, 2010, we issued 500,000 shares of our common stock to Kay Holdings, Inc. (“Kay”) in connection with the fundings occurring as described above. Kay and SPN have a common principal officer.  On December 29, 2010, we entered into an Investor Relations Services agreement with Kay for the provision of investor relations services through (as modified) March 31, 2011 in exchange for 1,500,000 shares of our common stock.  We recognized a charge to general and administrative expense for these shares tendered totaling $600,000 during the three months ended March 31, 2011.

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

On April 28, 2010, we entered into a series of agreements with Maxim to act as a non-exclusive placement agent for the sale of equity securities of our Company.  Under the terms of the agreements to date with Maxim, they received a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase up to between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced by Maxim.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and paid them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase up to one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  From inception of the agreement through June 30, 2011, ESP and its designees earned cash totaling $164,400, 50,000 shares of our common stock and warrants to purchase up to 1,343,000 shares (also included in totals previously described above) of our common stock under the agreement.

On May 8, 2009, we entered into an agreement with an individual (the “Advisor”) to provide strategic advisory services to our Company through May 2011.  During the three and nine months ended June 30, 2011, the Advisor was issued 28,000 and 112,000 shares of common stock, respectively (42,000 and 108,000, respectively in fiscal 2010), and warrants to purchase up to 28,000 and 112,000 shares, respectively (42,000 and 108,000, respectively in fiscal 2010), of our common stock (in addition to consideration received during the three months ended June 30, 2009 of 150,000 common shares and warrants to purchase 100,000 shares of common stock).  The Advisor was also granted an additional warrant to purchase up to 100,000 shares of our common stock during the three and nine months ended June 30, 2011.  Noncash charges to operations during the three and nine months ended June 30, 2011 in connection with our issuance of common shares and warrants to the Advisor totaled $23,800 and $102,600, respectively ($37,380 and $87,640, respectively in fiscal 2010).  In May 2011, we entered into a new agreement with the Advisor for strategic advisory services under which we are obligated to pay $50,000 in monthly installments of $4,000 (after an initial payment of $6,000) through May 2012.

5.

Note Payable

On March 31, 2009, we issued a 12% Senior Note payable for $750,000 originally due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  The Note was neither convertible nor secured and carried certain operating and other covenants as well as prescribing certain events of default.  Our Company subsequently extended the maturity date of the Note three times and tendered 225,000 additional shares of its common stock to the holder.  In November 2010, we tendered $358,288 to the holder in order to pay in full the remaining principal and accrued interest due and retired the Note.  We recognized interest expense (including the amortization of prepaid interest from the cost related to the prior issuance of shares of our common stock) in connection with the Note totaling $27,790 for the three months ended December 31, 2010 and $74,150 and $273,803 the three and nine months ended June 30, 2010, respectively.

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

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

6.

Stockholders’ equity

Stock options

Our Company maintains the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “Plan”) which provides for the granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as subsequently amended by our Board of Directors and subject to future approval by our shareholders) shall not exceed (in the aggregate) 5,000,000 shares of common stock of our Company.  During the nine months ended June 30, 2011, we issued options to purchase up to 150,000 shares of our Company’s common stock.  During the nine months ended June 30, 2010, we issued 400,000 nonqualified stock options to four employees with five year terms, two year vesting and exercise prices of $0.49 per share.  Through June 30, 2011, we have outstanding a total of 4,165,000 (net of cancellations totaling 130,000) incentive and nonqualified stock options granted under the Plan, all of which we have estimated (in our calculations of their valuation) will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 16, 2012 to March 24, 2016.

Warrants

Our Company issued 1,088,000 and 10,072,000 warrants to advisors and consultants during the three and nine months ended June 30, 2011, respectively (937,000 and 5,660,286 for the three and nine months ended June 30, 2010, respectively).  Through June 30, 2011, we have issued warrants to purchase a total of 18,156,103 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised, warrants to purchase 884,494 shares of common stock have expired and warrants to purchase 250,000 shares of common stock have been cancelled.  Warrants to purchase up to 16,971,609 shares of common stock remain outstanding at June 30, 2011, 9,528,271 of which have vested.  The warrants have remaining terms ranging from one to fifty-eight months as of June 30, 2011 and exercise prices ranging from $0.40 to $2.40 per share.

Through June 30, 2011, we have also issued warrants to purchase up to 39,191,216 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 38,517,747 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

The numbers and exercise prices of all options and warrants outstanding at June 30, 2011 are as follows:

Options and Warrants Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
298,196	$ 1.31	298,196	4th Qtr, 2011
2,580,036	0.60	2,580,036	1st Qtr, 2012
2,181,250	0.58	2,181,250	2nd Qtr, 2012
1,110,313	0.59	1,110,313	3rd Qtr, 2012
1,207,244	0.60	1,207,244	4th Qtr, 2012
1,477,000	0.88	1,477,000	1st Qtr, 2013
500,000	0.55	500,000	2nd Qtr, 2013
2,155,000	0.72	2,155,000	3rd Qtr, 2013
-	-	-	4th Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
1,616,667	0.47	600,007	2nd Qtr, 2014
910,000	0.64	850,000	3rd Qtr, 2014
900,000	0.51	900,000	4th Qtr, 2014
1,476,600	0.51	1,398,474	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	159,000	3rd Qtr, 2015
1,358,777	0.46	1,358,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
13,242,000	0.48	6,750,322	2nd Qtr, 2016
14,378,000	0.43	14,378,000	3nd Qtr, 2016
59,654,356		52,007,892

Stock-based compensation

During the three and nine months ended June 30, 2011, we recognized stock-based compensation expense totaling $581,703 and $1,482,197, respectively, ($735,665 and $2,281,627 for the three and nine months ended June 30, 2010) in connection with the issuance of stock options and warrants issued to employees, advisors and consultants (not including expenses for warrants issued in exchange for investor relations services totaling $90,000 during the nine months ended June 30, 2010, nor for shares of stock issued directly for services).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended June 30, 2011: expected life (in years) – 2.04 years; weighted average volatility – 182.65%; forfeiture rate – 0%; risk-free interest rate – 0.47%; and expected dividend rate – 0%.  At June 30, 2011, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $0.62 per share while the corresponding weighted average remaining contractual period was approximately 32.8 months.  As of June 30, 2011, $3,411,832 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through February 2014.

7.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $20,030,000 and $8,070,000, respectively, as of June 30, 2011.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the BillMyParents-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL may expire unused.

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Condensed Consolidated Financial Statements (unaudited)

8.

Agreement with James Collas

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, BillMyParents-CA.  Our Company purchased BillMyParents-CA on October 16, 2007.  We have no other operations than those of BillMyParents-CA.

Results of Operations

Revenues

Our Company had insignificant revenues totaling $16,046 and $22,800 for the three and nine months ended June 30, 2011, respectively ($2,119 and 4,083 for the three and nine months ended June 30, 2010, respectively).  Our revenues in fiscal 2011 resulted from our BMP prepaid cards and the fees charged thereon which were first marketed to significant numbers of consumers beginning in our fiscal quarter ended March 31, 2011 (revenues in fiscal 2010 were those from payment systems for gaming sites, a product offering we have since discontinued).  Revenues are not representative of those we expect to realize in future periods from the current number of card accounts outstanding due to our having waived initiation fees and fees for a significant portion of our outstanding cards.

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

Cost of Revenues

Our cost of revenues for the three and nine months ending June 30, 2011 totaled $13,935 and $18,768 ($2,119 and $4,083 for the three and nine months ended June 30, 2010).

Gross Margin

Our gross margins for the three and nine months ending June 30, 2011 totaled $2,111 and $4,032 ($855 and negative $232 for the three and nine months ended June 30, 2010).  Due to the low volume of revenues (including as a result of our waiving some fees on new accounts) during the periods included herein, we did not realize the margins in absolute and percentage terms that we forecast for future periods.

Operating Expenses

Selling and marketing expenses for the three and nine months ended June 30, 2011 totaled $3,140,091 and $4,505,282, respectively ($602,986 and $1,865,198 for the three and nine months ended June 30, 2010, respectively).  Included in these expenses for the three and nine months ended June 30, 2011 were: 1) employee compensation and related expenses of $108,140 for both the three and nine months ended June 30, 2011 ($22,330 and $95,617 for the three and nine months ended June 30, 2010); 2) payments to consultants for business development, marketing and merchandising services totaling $972,406 and $1,149,800 respectively ($57,500 and $105,250, respectively, in fiscal 2010); 3) advertising, sales, creative services and public relations expenses of $1,435,239 and $2,184,782, respectively ($61,619 and $101,480, respectively in fiscal 2010); and noncash stock-based compensation expenses totaling $541,759 and $973,716, respectively ($459,622 and $1,555,320, respectively in fiscal 2010).  During the most recently completed quarter, we significantly increased our product advertising, incurred large costs for advertising agencies and related brand awareness campaigns and added a new vice president of marketing.  These moves increased these expenses 4.2 and 1.4 times above the comparable prior year periods.

Operations, general and administrative expenses for the three and nine months ended June 30, 2011 totaled $1,078,686 and $3,704,976, respectively ($1,066,071 and $2,864,534 for the three and nine months ended June 30, 2010).  Included in these expenses for the three and nine months ended June 30, 2011 were: 1) operations expenses in connection with building and maintaining our IT platforms totaling $323,821 and $718,793, respectively ($148,191and $429,770, respectively in fiscal 2010); 2) employee compensation and related charges of $395,423 and $1,067,125, respectively ($263,323 and $787,541, respectively in fiscal 2010);  3) noncash stock-based compensation of $39,945 and $508,481, respectively ($276,042 and $726,308, respectively in fiscal 2010); 4) cash and noncash charges in connection with the payment of cash and the grant of common stock in connection with investor relations services totaling $97,160 and $930,479, respectively ($296,800 and $697,032, respectively in fiscal 2010); 5) legal fees of $9,025 and $24,446, respectively ($963 and $19,638, respectively in fiscal 2010); 6) accounting and auditing charges of $5,650 and $62,011, respectively ($5,477 and $39,855, respectively in fiscal 2010); 7) insurance of $13,248 and $39,413, respectively ($9,836 and $33,367, respectively in fiscal 2010); and 8) facility related expenses of $8,424 and $24,964, respectively ($8,343 and $24,808, respectively in fiscal 2010).

Operating expenses for the three and nine months ended June 30, 2011 totaled $4,218,777 and $8,210,258, respectively ($1,669,057 and $4,729,732, respectively in fiscal 2010), an increase of $2,549,720 and $3,480,526, respectively or 152.8% and 73.6%, respectively over the previous year’s total.  The various components of the comparative operating expense figures are shown above.

Other Income and Expense

Interest income for the three and nine months ended June 30, 2011 were $3,568 and $8,245, respectively ($180 and $949, respectively for fiscal 2010).  The increased interest income resulted from cash balances on hand invested in low yielding money market accounts.

We incurred no interest expense for the three months ended June 30, 2011 ($74,150 for the three months ended June 30, 2010) as all of our interest bearing debt was retired or converted prior to January 1, 2011.  For the nine months ended June 30, 2011, interest expense totaled $133,379 ($273,803 for the nine months ended June 30, 2010).  Interest expense resulted from the amortization and accretion of financing costs and discount (resulting from stock and warrants issued with debt) in connection with our note payable outstanding during the relevant periods.  Interest expense during the nine months ended June 30, 2011 was $27,790 from Gemini (repaid in November 2010) and $105,589 from the convertible note payable (converted in November 2010) to Isaac Blech (a member of our Company’s Board of Directors beginning in March 2011).  Given the lack of material interest bearing debt outstanding going forward, we expect future interest expense to be insignificant.

We recognized a loss and a gain from the change in the fair value of derivative liabilities of $56,697 and $212,904 for the three and nine months ended June 30, 2011, respectively (no equivalent amount during the prior comparable periods).  This loss and gain resulted from a reduction in the value of derivative liabilities outstanding during fiscal 2011 and was mainly a function of the increase and reduction in the price of our closing stock price during the most recent quarter and year to date, respectively.  It represented no degradation or improvement in our financial position with respect to liabilities to be settled in the future with cash.

Net Loss and Net Loss per Share

For the three and nine months ended June 30, 2011, our net loss totaled $4,269,795 and $8,118,456, respectively ($1,742,172 and $5,002,818, respectively in fiscal 2010).  Our basic and diluted net loss per share of $0.06 and $0.12 for the three and nine months ended June 30, 2011, respectively, ($0.04 and $0.11, respectively in fiscal 2010) did not include the effects of anti-dilutive common stock equivalents during both of the periods represented.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and with the issuance of notes payable (all of which were repaid or converted as of November 30, 2010).  At June 30, 2011, our total assets were $4,669,518, with working capital totaling $2,374,573.  Total liabilities were $2,288,738 (all of which were current but which also include derivative liabilities not to be settled in cash totaling $924,645 – liabilities to be settled in cash totaled $426,654) and our stockholders’ equity totaled $2,380,780.  Our financial position was strengthened during the last quarter from the conversion by the holder of the convertible note payable outstanding at September 30, 2010 into shares and warrants to purchase shares of our common stock.  Our cash and cash equivalents balance at June 30, 2011 totaled $4,542,329.  The change in our financial position from the previous amounts reported at

September 30, 2010 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $9,342,418, offset by negative cash flows from operating activities totaling $4,777,730 and repayments of the note payable totaling $352,720 during the same period.

Our total liabilities at June 30, 2010 included $65,072 in salary deferrals from our employees.  Also included in current liabilities were amounts recognized in connection with newly issued accounting standards covering derivative liabilities totaling $981,342.  These liabilities arose primarily as a result of anti-dilution provisions attached to certain of our warrants outstanding that necessitate the reclassification of their fair values from stockholders’ equity to derivative liabilities.  These liabilities do not represent a future claim on our Company’s cash flows as they are not required to be settled in cash by our Company.  Any future settlement of these securities could result in either their conversion to our Company’s common stock or the receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

We have a very limited operating history overall and have only recently embarked on our current corporate focus of providing online payment solutions.  We completed our acquisition of BillMyParents-CA on October 16, 2007.  BillMyParents-CA was formed in April 2007 to pursue opportunities in the gift card industry.  We have since refocused our efforts on facilitating commerce for young consumers.  We do not currently have significant operating revenues and have a very limited operating history.  We do not have any historical financial data upon which to base planned operations. Because we have no operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Furthermore, we only recently embarked on a revised business focus centered on BMP.  We have no experience as to whether BMP will be popular programs with consumers.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

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

Our net operating loss carry-forward is limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of BillMyParents-CA, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the NYSE Amex in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the NYSE Amex or another trading venue, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 2 – Sales of Unregistered Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – (Removed and Reserved)

Not applicable.

Item 5 – Other Information

On May 25, 2011, our corporate name was changed to BillMyParents, Inc. from our former name Socialwise, Inc.  In connection with the name change, effective June 13, 2011 our new ticker symbol became BMPI.OB.

On August 5, 2011, we entered into a new investor relations agreement with SPN that will result in SPN receiving a minimum of 1,000,000 shares of our common stock through August 4, 2012, such amounts vested and to be vested as follows: 1) 500,000 shares at execution of the agreement; 2) 41,674 shares on the one month’s anniversary of the agreement’s execution; and 3) 41,674 shares on the second through twelfth months’ anniversary of the agreement’s execution.  The summary of the investor relations agreement and related consideration described herein is qualified in its entirety by reference to the related document, a copy of which is filed as an exhibit to this quarterly report.

On August 4, 2011, we granted five-year warrants to purchase up to 1,000,000 shares of our common stock to each of three members of our Company’s Board of Directors (Mark Sandson, Cary Sucoff and Isaac Blech).  The warrants vest monthly over three years with accelerated vesting in the event of certain occurrences, including the acquisition of our Company (as defined).  The warrants have a strike price of $0.42 per share (including a cashless exercise option).

On August 4, 2011, we also granted five-year options to purchase up to 3,600,000, 1,800,000 and 1,500,000 shares of our common stock to three of our Company’s executives, including our Chief Financial Officer, Jonathan Shultz (options to purchase up to 1,800,000 shares).  The options vest monthly over three years with accelerated vesting in the event of certain occurrences, including the acquisition of our Company (as defined).  The warrants have a strike price of $0.42 per share (including a cashless exercise option).

Item 6 – Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BillMyParents, Inc., a Colorado corporation

By: /s/ MARK SANDSON

       Mark Sandson, Chief Executive Officer

August 8, 2011

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Executive Officer

August 8, 2011

Exhibit Index

Exhibit No.	Description
10.48*	Form of Warrant Agreement with named members of Company’s Board of Directors dated August 4, 2011
10.49*	Stock Option Agreement with Jonathan Shultz dated August 4, 2011
10.50*	Investor Relations Agreement with SPN Investments, Inc. dated August 5, 2011
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report