Form 10-Q/A
period 2011-06-30
BillMyParents, Inc.
filed 2011-08-17
CIK 1062273

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

This amended filing of our Company’s Quarterly Report for the three months ended June 30, 2011 is made for the sole purpose of including the newly required (with this Quarterly Report’s) Interactive Data that was previously omitted from the Quarterly Report for the same period filed on August 10, 2011.

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

See accompanying notes.

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Condensed Consolidated Statements of Cash Flows (unaudited)
For the nine months ended June 30, 2011

	2011	2010

Cash flows from operating activities:
Net loss	$(8,118,456)	$(5,002,818)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	9,910	10,731
Stock based compensation	1,482,197	2,281,627
Services rendered in exchange for common stock and warrants	948,800	786,032
Change in fair value of derivative liabilities	(212,904)	-
Amortization and accretion of interest expense	127,811	272,303
Changes in operating assets and liabilities:
Other assets	(32,248)	(18,960)
Accounts payable and accrued liabilities	1,017,160	37,444
Accrued and deferred personnel compensation	-	(26,099)

Cash flows from operating activities	(4,777,730)	(1,659,740)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	9,342,418	1,810,390
Proceeds from exercise of warrants	-	60,607
Repurchase of common stock	(400,000)	-
Repayments of note payable	(352,720)	(375,000)

Cash flows from financing activities	8,589,698	1,495,997

Change in cash and cash equivalents during period	3,811,968	(163,743)

Cash and cash equivalents, beginning of period	730,361	322,215

Cash and cash equivalents, end of period	$4,542,329	$158,472

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,568	$1,500

Noncash investing and financing transactions:
Conversion of convertible note payable	$863,017	$-
Common stock issued in connection with note payable	$-	$56,750

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