Form 10-Q/A
period 2011-03-31
BillMyParents, Inc.
filed 2011-12-21
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 to BillMyParents, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 is being filed to correct and update the signatures and the certifications in Part II/Item 6 as requested by the Staff of the Securities and Exchange Commission.  No other changes have been made to the Form 10-Q. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

PART II—OTHER INFORMATION

Item 6.

Exhibits

Exhibit No.	Description
10.48*	Form of Warrant Agreement with named members of Company’s Board of Directors dated August 4, 2011
10.49*	Stock Option Agreement with Jonathan Shultz dated August 4, 2011
10.50*	Investor Relations Agreement with SPN Investments, Inc. dated August 5, 2011
31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Previously filed with the Form 10-Q/A filed on August 17, 2011.
**	Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BillMyParents, Inc., a Colorado corporation

By: /s/ MICHAEL MCCOY

       Michael McCoy, Chief Executive Officer

December 21, 2011

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

December 21, 2011