Form 10-Q/A
period 2011-06-30
BillMyParents, Inc.
filed 2011-12-21
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE:

This Amendment No. 2 to BillMyParents, Inc.’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011 is being filed to update and correct the signatures and certifications in Part II/Item 6 and as requested by the Staff of the Securities and Exchange Commission.  No other changes have been made to the Form 10-Q. This Amendment No. 2 to Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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