Form 10-K
period 2011-09-30
BillMyParents, Inc.
filed 2011-12-21
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2011

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

Non-accelerated filer    ☐ (1)

Smaller reporting company    ☒

(1)  Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity on March 31, 2011 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $0.45) was approximately $21,151,751.   Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At December 16, 2011, there were 97,218,843 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BILLMYPARENTS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I

Item 1 - Description of Business

Item 1A - Risk Factors

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 – (Removed and Reserved)

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6 - Selected Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Item 8 - Financial Statements and Supplementary Data

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A - Controls and Procedures

Item 9B - Other Information

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Signatures

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of BillMyParents, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

Item 1 - Description of Business

As used in this annual report, the terms "we", "us", "our", and the "Company" means BillMyParents, Inc., a Colorado corporation, its wholly-owned subsidiary BillMyParents, Inc., a California corporation or their management.

Current Business

BillMyParents® (“BMP”) provides a simple, low-cost and convenient money management solution to young people under the supervision and guidance of a responsible adult.  BMP is designed to enable parents (and other responsible adults, henceforth collectively referred to as parents) and young people to collaborate toward the goal of responsible spending.  BMP markets a prepaid card with special features aimed at young people and their parents.

Market Overview and Business Model

We believe there is a compelling opportunity available to our Company to address a pressing need young people have for responsible management of their finances while giving parents visibility over such activity.  Prepaid reloadable cards (“BMP Cards”) are similar to financial institution debit cards, without the need for a related account.  BMP Cards offer significant advantages over cash and/or the use by young people of their parent’s or guardian’s credit or debit card.  For a comparatively small cost, BMP Cards offer what we believe are compelling features for young people and adults alike.  Included among the features of our BMP Cards is:

•

No credit implications from the use of the cards for either young people or parents;

•

No overdrafts or related fees;

•

Controllable transaction alerts to adults at times and frequencies determined by the parent;

•

Ability of the parent to quickly lock and unlock the card for transactions;

•

Money loaded on the card is protected if the card is lost and transferred to a new card; and

•

Parents have the ability to transfer money quickly to the young person’s card in an emergency.

We believe the BMP Card is an excellent option allowing young people to be exposed to the financial world at a very early age. Teaching young people how to spend within a stipulated budget, BMP Cards are accepted anywhere MasterCard TM is accepted. Under newly enacted legislation card holders are required to be 21 years old to be eligible for a regular credit card (if the parent does not guarantee the balance).  BMP Cards allow young people 13 years and older to have the card in their own name without credit implications for a parent.  BMP Card holders have other convenient options including the reloading of cards through direct deposit if desired.

Strategy

We plan to continue to introduce new features to our product offerings that we hope will cause the public to associate BMP with responsible youth spending.  We plan to make potential consumers aware of BMP through marketing with endorsements from well-known personalities as well as (in the future) joint promotional opportunities with providers of consumer products and services.

Financial Model

Revenues from BMP are derived from fees from card holders for various services we provide and fees we receive from merchants when our cards are used.  The direct costs incurred by us in connection with BMP include discounts and per transaction charges from merchant credit card companies and amounts paid to our processing partner for card issuance and transaction costs.

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

Barriers to Entry

Our company has applied for patents in connection with BMP and its related uses and planned future features, one of which was recently issued.  We believe that the business processes in connection with BMP are original to our Company; however we may discover that others have patent claims of which we are currently unaware.   Should we be successful in obtaining the grant of the

patents under application and should we be successful in countering any challenges to their validity that might emerge, the lifetime of the granted patents would be twenty years.  Should the patent applications in question be approved, it could give us a cost advantage from the license fees that future potential competitors would be required to pay as well as revenues from said license fees.  There can be no assurance however that we will be successful in receiving such a patent or successful in countering any challenges thereto.

Competitive Business Conditions

The market for prepaid cards is large, growing and highly competitive.  We have identified a number of providers of prepaid cards and related products and services.

Green Dot Corporation and NetSpend Holdings, Inc. are leaders in marketing general purpose reloadable prepaid cards.  Both of these companies have as primary market focuses under-banked consumers and tout their services as tailored to meet their customers’ particular financial services needs in a manner that traditional banking institutions have historically not met.  Both companies have built extensive distribution networks throughout the US and have strong online presences.  As of September 30, 2011, these companies’ filings stated active card totals of 4.2 million and 2.1 million, respectively.  In addition to a formidable active card user base, Green Dot is a leader in establishing a convenient way for cardholders to add funds to their accounts.  While neither company to our knowledge is currently specifically courting our identified target market of young people and their parents, they both represent potential sources of future competition for our Company.

American Express TM is a world-wide leader in the credit card and financial services industry whose credit cards account for a significant percentage of the total volume of credit card transactions in the United States.  American ExpressTM has a product named PASS which is a prepaid reloadable card that “parents give to teens.”  PASS has many of the features we offer and intend to offer with our BMP Card and American ExpressTM has devoted substantial resources to publicize this youth oriented payment option.  While we believe that PASS has drawbacks not found in BMP Cards, nevertheless American ExpressTM  is a world recognized brand with substantial marketing capabilities that is likely to provide formidable competition for our Company.

PayPalTM is a pioneer provider of alternatives to credit card use for Internet and other purchases.  PayPalTM facilitates transactions between online buyers and sellers and first became popular for commerce interactions over online auction sites such as eBay (eBay purchased PayPalTM in 2002).  Users of PayPalTM establish accounts that are funded by the customer, either through the customer’s credit card or a bank account.  Upon establishment of the account, a customer can designate that online payments be charged against his PayPalTM account balance.  PayPalTM has announced its intention to service the youth payment market through initiatives that would allow owners of PayPalTM accounts to establish allowance accounts for others (e.g. children) that the parents can fund as desired.  PayPalTM could potentially present a strong challenge to the BMP program given its substantial name recognition and financial strength.

We are also aware of other prepaid card providers that have products that seek to facilitate online commerce through added features aimed at both merchants and consumers.  There are several prepaid card providers that specifically target youth in their product offerings (e.g. MYPLASH, and PAYjr).  Similar to the BMP Card, these prepaid cards represent a way for parents to be linked to their children’s accounts.

In summary, while we face potential future competition in our target market for our products, we currently believe they offer distinct features that respond to market needs not well served by the identified competitors mentioned above. However, many of these firms have longer operating histories, greater name recognition and greater financial, technical, and marketing resources than us.   Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customer demand and market share to support the cost of our operations.

Corporate History

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

On October 16, 2007, we sold the VOS Subsidiary and acquired BillMyParents-CA (at the time both our Colorado parent and California subsidiary were named IdeaEdge, Inc.).  On May 1, 2009, our Company changed our name from IdeaEdge, Inc. to Socialwise, Inc., and our stock traded under the symbol “SCLW.OB”.  On May 25, 2011, we changed our name to BillMyParents, Inc. and beginning June 13, 2011, our stock trades under the symbol “BMPI.OB.”

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

Risks Related to Our Business

We have a very limited operating history overall and have only recently embarked on our current corporate focus of providing online payment solutions.  We completed our acquisition of BillMyParents-CA on October 16, 2007.  BillMyParents-CA was formed in April 2007 to pursue opportunities in the gift card industry.  We have since refocused our efforts on providing prepaid cards for young people and their parents.  We do not currently have significant operating revenues and have a very limited operating history.  We do not have any historical financial data upon which to base planned future operations. Because we have a limited operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company.  Furthermore, our revised business focus centered on BMP has been ongoing only since 2009.  We have no experience as to whether BMP will be popular programs with consumers.  Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

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

We rely on third-party suppliers and distributors that are specific to our business and distribution channels such as processors, programmers, social networks and security advisors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Should such an interruption result, it could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We rely on third-party credit card merchant processors to allow our customers to load balances on their BMP cards and these third parties could view our pre-paid BMP card and limited financial resources as overly risky.  Most of our customers load balances on their BMP cards with a credit card.  We are dependent on third party credit card merchant processors to allow our customers to load these balances on their BMP cards. Many credit card merchant processors view the prepaid card industry which we operate in as high risk from a fraud and financial standpoint.  While we take steps to reduce fraud in our business, our limited financial resources can be viewed as too risky by credit card merchant processors and cause them not to want to do business with us, or discontinue doing business with us.  Since most of our customers load balances on their BMP cards with a credit card, any interruption in our ability to obtain these services or comparable quality replacements, would severely harm our business and results of operations. Should we lose the services of a credit card merchant processor and not be able to replace them, our business and results of operations would be substantially impaired, and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We operate in a highly regulated environment and failure by us or the bank that issues our cards to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.  We operate in a highly regulated environment, and failure by us or the bank that issues our cards to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to a wide range of federal and state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.  Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly.  Failure by us or our bank to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers and other network participants, banks that issue our cards and regulators and could materially and adversely affect our business, operating results and financial condition.

Changes in credit card association or other network rules or standards set by the payment networks or changes in card association and network fees or products or interchange rates could adversely affect our business, financial position and results of operations.  We and the banks that issue our cards are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including credit card merchant processors. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations could increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.  Furthermore, a substantial portion of our operating revenues is derived from interchange fees, and we expect interchange revenues to someday potentially represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially.  If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues.  To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

Changes in laws and regulations to which we are subject, or to which we may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.  Changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. We could face more stringent anti-money laundering rules and regulations, as well as more stringent regulations, compliance with which could be expensive and time consuming.  Changes in laws and regulations governing the way our products are sold or in the way those laws and regulations are interpreted or enforced could adversely affect our ability to distribute our products and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which in turn could materially and adversely impact our operations.  State and federal legislators and regulatory authorities have become increasingly focused on the banking and consumer financial services industries and continue to propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions (including card issuing banks) and other financial services companies (including us).

Changes in the way we or the banks that issue our cards are could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating margins. Additionally, changes to the limitations placed on fees, the interchange rates that can be charged or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.

Our business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.  As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. For example, negative publicity surrounding other prepaid financial service providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services among consumers. If consumers do not continue or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. Predictions by industry analysts and others concerning the growth of prepaid financial services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and you should not rely upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional prepaid cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us and reduce the use and acceptance of our cards and reload network.  Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid/credit/debit cards or cardholder information, such as counterfeiting, fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud or increases in the overall level of fraud involving our cards, could result in financial or reputational damage to us, which could reduce the use and acceptance of our cards, cause other channel members to cease doing business with us or lead to greater regulation that would increase our compliance costs.

A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues. We, the bank that issues our cards, network acceptance members and/or third-party processors receive, transmit and store confidential customer and other information in connection with the sale and use of our prepaid cards. Encryption software and the other technologies used to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of such security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.  A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at the bank that issues our cards, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects.

Our ability to protect our intellectual property and proprietary technology is uncertain. Our future success may depend on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based.  Our pending U.S. patent applications, which includes claims to material aspects of our products and services that are not currently protected by issued patents, may not be issued as patents in a form that will be advantageous to us. Any patents we obtain in the future may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our intellectual property rights, litigation to enforce such rights or to defend patents granted (or to be granted) against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights.

We are dependent upon consumer tastes with respect to preferred methods of online payment for the success of our products and services. Our product offerings’ acceptance by consumers and their consequent generation of revenues will depend upon a variety of unpredictable factors, including:

•

Public taste, which is frequently subject to change;

•

The quantity and popularity of other payment methods available to the public; and

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

Our Company is economically sensitive to general economic conditions, including continued weakening of the economy; therefore a reduction in consumer purchases of discretionary items could consequently materially impact our Company’s future revenues for the worse.   Consumer purchases are subject to cyclical variations, recessions in the general economy and the future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the success of BMP.

Financial Risks

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal years ended September 30, 2011 and 2010.   If we cannot generate the required revenues and operating income to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.  The financial statements included herein do not include any adjustments that might result from the outcome from this uncertainty.

Current macro-economic conditions could adversely affect the financial viability of our Company.  Continuing recessionary conditions in the global economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to further needed capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations.

We do not expect to pay dividends for the foreseeable future (and we may never pay dividends), consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.  We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Accounting rules will continue to cause an unfavorable change to the accounting for our financial position.  We are required to account for certain of our issued warrants as derivative liabilities.  This accounting is occasioned by the anti-dilution provisions of the securities which would reduce their future exercise or conversion price in the event our Company in the future either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price (such an actual reduction of certain of our warrants outstanding and their strike price occurred in October 2009 and August 2010).  In the future, certain of our warrants outstanding will be marked to market at each future reporting period until such time (perhaps far into the future) that they are converted, cancelled, expire or are exercised for shares of our common stock.  Additionally, since not all of our outstanding securities have these anti-dilution provisions, holders of such securities lacking anti-dilution provisions could be disadvantaged vis-à-vis securities outstanding with such features, in the event of a future issuance by our Company of securities for consideration that trigger the anti-dilution provisions.  An investor could suffer the loss of a portion or the whole value of their securities in the event of a significant adjustment occasioned by such a future issuance of our Company’s securities.

Our net operating loss carry-forward is limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of BillMyParents-CA and subsequent sales of equity securities through the date of this writing, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

We may be subject to fines, sanctions, and/or penalties of an indeterminable nature as a result of potential violations of federal securities laws. The Company may have potentially committed a violation of Section 5 of the Securities Act in connection with sale of securities included on its registration statement on Form S-1 (File no. 333153552) which may have not been updated pursuant Section 10(a)(3) of the Securities Act at the time of such sale. Under Section 5, no security may be offered, sold or delivered after sale in interstate commerce unless a registration statement is in effect as to the security, or an exemption from registration is available.  Furthermore, Section 5(b) of the Securities Act requires that a prospectus meeting the requirements of Section 10(a) be delivered before or at the same time with a confirmation of sale of a security. While a registration statement was filed and declared effective by the Commission, it could be determined that the registration statement was required to be updated under Section 10(a)(3) of the Securities Act via a post-effective amendment at the time of the sale of the securities.  Such a determination may make the Company susceptible to potential lawsuits and/or regulatory actions.  Additionally, under state and federal law, such a determination may require that the Company offer a right of rescission to the shareholders who sold securities under the registration statement at such time as the registration statement was required to be updated, and any such right of rescission may also require the payment of statutory interest.  The potential costs, risks and liabilities associated with such potential lawsuits, rights of rescission and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits, rescission offerings and/or regulatory actions are instituted, the Company believes that such actions will not have a material financial effect on the Company. Also, the Company’s inability to resolve any potential violation of Section 5 of the Securities Act to the satisfaction of the Securities and Exchange Commission could result in a delay or prohibition in obtaining the effectiveness of any future registration statements, which could hinder or impair the ability to obtain future financing.

Our employees, executive officers, directors and insider stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Approximately 52% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our employees, directors and executive officers (see Item 12 below for more detailed disclosure of our beneficial ownership). Accordingly, our employees, directors, executive officers and insider shareholders may have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We are dependent for our success on a few key employees. Our inability to retain those individuals would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on their skills, experience and performance.  Each of those individuals may voluntarily terminate his employment with our Company at any time. Were we to lose one or more of them, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our employees.

Should we be successful in transitioning to a Company generating significant revenues, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance. The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

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

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (as defined by securities regulations). These regulations (if they apply) require the delivery prior to any transaction involving a penny stock of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to Securities and Exchange Commission (“SEC”) Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin

Board or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 2 –Properties

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

Item 4 – (Removed and Reserved)

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTC Bulletin Board under the symbol "BMPI.OB."  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by the OTC Bulletin Board for the periods indicated as reported on the OTC Bulletin Board.

For the year ended September 30, 2011	High	Low
Fourth Quarter	$0.56	$0.42
Third Quarter	0.51	0.39
Second Quarter	0.55	0.40
First Quarter	0.62	0.46

For the year ended September 30, 2010
Fourth Quarter	$0.60	$0.44
Third Quarter	0.75	0.45
Second Quarter	0.62	0.43
First Quarter	0.61	0.41

Our stock began trading on the OTC Bulletin Board under the symbol “IDED.OB” on October 18, 2007 and was later changed to “IDAE.OB” on March 12, 2008 and to “SCLW.OB” on May 13, 2009 and to “BMPI.OB” on June 13, 2011.  The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of December 16, 2011, 97,218,843 shares of our common stock were issued and outstanding, and held by approximately 1,100 stockholders.

Transfer Agent

Our transfer agent is TranShare Corporation, 4626 South Broadway, Englewood, CO 80113, Telephone (303) 662-1112.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2011, with respect to compensation plans under which our common stock is authorized for issuance.

On August 4, 2011, our Board of Directors approved the adoption of the BillMyParents, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan has not yet been approved by our shareholders.  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan  shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company.  The table below sets forth information as of September 30, 2011 with respect to our 2007 Plan and 2011 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders (2007 Plan)	3,665,000	$0.49	335,000
Equity compensation plans subject to approval by shareholders (2011 Plan)	17,765,000	0.49	6,900,000

Total	21,765,000	$0.49	7,235,000

Recent Sales of Unregistered Securities

On October 21, 2011 and November 21, 2011, we entered into subscription agreements (the “Subscription Agreement”) with a total of 39 accredited investors pursuant to which we issued a total of 11,771,250 shares of our Common Stock, and five year warrants to purchase up to an additional 6,224,065 shares of our Common Stock at exercise prices ranging from $0.50 to $0.60 per share, in exchange for gross proceeds totaling $4,708,500.  This financing transaction resulted in net proceeds to us of $4,186,182, after deducting fees and expenses.  This description of our recent sales of unregistered securities does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus.  See “FORWARD LOOKING STATEMENTS” paragraph above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, BillMyParents-CA.  Our Company purchased BillMyParents-CA on October 16, 2007.  We have no other operations than those of BillMyParents-CA.

Results of Operations

Revenues

Our Company had total revenues of $104,030 for the year ended September 30, 2011 ($6,675 for the year ended September 30, 2010).  Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues.  We do not charge our cardholders for new card fees at present.  We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

Our aggregate new card fee revenues vary based upon the number of ICs activated and the activities associated therewith.  Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account.  Our average monthly maintenance fee per active account depends upon the extent to which fees are waived based on promotional considerations.  Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction.

Our prepaid card product offerings are marketed primarily to parents, enabling them to link and communicate with younger cardholders (generally their children or other young people in their care) in order to guide responsible spending.  Our products have been designed with significant features that we hope consumers will find compelling.  Going forward we plan to market our products (both online and in traditional retail settings) to the public as a convenient and safe youth payment system.  For most of fiscal 2010 and for the early portion of the year ended September 30, 2011, our revenues included insignificant amounts from a former (and now discontinued) product offering that was only available as a payment method on several youth gaming sites.

While we are optimistic about the prospects for prepaid card products, since this is a relatively new product offering there can be no assurance about whether or when they will turn out to be a successful or if they will generate sufficient revenues to fund our operations over future periods.

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we have reclassified our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) operations; and 4) general and administrative expenses.  We do not allocate common expenses to any of these expense categories.  Amounts from the year ended September 30, 2010 have been reclassified to conform to the current year’s presentation format.

Selling and marketing expenses

Selling and marketing expenses for the year ended September 30, 2011 totaled $5,445,994 ($578,607 for the year ended September 30, 2010).  Included in these expenses for the year ended September 30, 2011 were marketing consulting expenses totaling $1,454,645 ($197,193 for fiscal 2010), an increase of $1,257,452 or more than 6.3 times over the previous year’s total.  We incurred significant expenses in this area due to our intention to engage experienced brand managers in order to best present our product to our intended primary target market - parents of young people.  In keeping with this marketing focus, we incurred expenses related to promotions and public relations totaling $1,050,791 and $221,753, respectively, in fiscal 2011 compared to $125,115 and $58,326, respectively, in fiscal 2010 (a total increase of $1,089,103 or nearly 6 times the prior year’s outlay).  Expenses incurred in these areas overwhelmingly represent our Company’s brand awareness efforts and we currently expect such expenses to either decrease in absolute terms and/or in relative terms (in comparison to forecast revenues and total operating expenses) in fiscal 2012.

We also incurred direct marketing expenses of $2,682,053 for the year ended September 30, 2011 compared to a total of $153,571 for the year ended September 30, 2010 (an increase of $2,528,482 or over 16 times the previous year’s total).  Direct marketing expenditures represent primarily Internet based advertising intended to sign up new prepaid cardholder accounts.  We expect that direct marketing expenses will increase on an absolute basis in fiscal 2012 as we hope to increase the number of cardholder accounts in the upcoming year.  We intend however to drive these costs lower on a per new-account-acquired basis in fiscal 2012.

Personnel related expenses

Personnel related expenses totaled $5,512,541 for the year ended September 30, 2011 ($4,005,518 for the year ended September 30, 2010).  This amounted to a change of $1,507,023 or 37.6%.  More significant components of these expenses for the years ended September 30, 2011 and 2010 included: 1) salaries and wages - $1,349,049 and 1,009,637, respectively (increase of $339,412 and 33.6%); 2) stock based compensation (a noncash expense) - $3,697,092 and $2,795,479, respectively (increase of $901,613 and 32.25%); and 3) consulting and outside services - $267,579 and $26,995, respectively (increase of $240,584 and nearly 9 times over fiscal 2010).  The remaining expenses not detailed above remained roughly equivalent to the prior year’s amounts or increased in line on a percentage basis with the increases noted previously.  Overall increases in personnel related expenses reflected the addition of employees and consultants in fiscal 2011 to match significantly higher activities surrounding our operations.  Most notable was the addition for a portion of fiscal 2011 of two new executives.

Operations expenses

Operations expenses totaled $1,615,423 for the year ended September 30, 2011 ($627,166 for the year ended September 30, 2010.  This resulted in an increase of $988,257 or nearly 1.6 times more from fiscal 2010 to fiscal 2011.  Included in operations expenses were contracted software development of $864,847 in fiscal 2011 ($526,017 in fiscal 2010, an increase of $338,830 or 64.4%).  Card and account holder related processing and related expenses totaled $446,517 in fiscal 2011 compared with a total of $33,274 in fiscal 2010 (an increase of $413,243 or 12.4 times higher from fiscal 2010 to fiscal 2011).  Contracted customer service expenses were $141,984 and $23,277 for the years ended September 30, 2011 and 2010, respectively.  Substantial increases in operations expenses were the result of scaling our account holder base from an insignificant total at the end of fiscal 2010 to the levels we reached as of September 30, 2011.  We would expect that operations expenses will continue to increase on an absolute basis based on our forecast growth in the number of our cardholders, however we intend to aggressively reduce such costs on a per account basis from the levels we experienced at the end of fiscal 2011.

General and administrative expenses

General and administrative expenses totaled $1,523,392 and $939,863 for the years ended September 30, 2011 and 2010, respectively.  This resulted in an increase of $583,529 or 62.1% from fiscal 2010 to fiscal 2011.  The largest component of these expenses was from noncash charges recognized in connection with the grant of shares of our common stock to third parties for investor relations consulting totaling $1,089,470 in fiscal 2011 ($698,832 in fiscal 2010 – an increase of $390,638 or 55.9%).  Professional fees consisting of accounting, bank, insurance and legal fees totaled $168,679 in fiscal 2011 compared to $127,658 in fiscal 2010, an increase of $41,021 or 32.1%.  Facility related expenses were $33,856 and $33,201 for the years ended September 30, 2011 and 2010, respectively.  Travel related expenses totaled $72,276 and $10,784 for fiscal 2011 and fiscal 2010, respectively.  We expect that overall general and administrative expenses will increase in fiscal 2012 but will be a smaller percentage of revenues and overall expenses in the upcoming year.

Total operating expenses

Total operating expenses for the year ended September 30, 2011 were $14,097,350 ($6,151,154 for the year ended September 30, 2010).  The increase in operating expenses of $7,946,196 or nearly 1.3 times the previous year’s level compared to the prior year’s corresponding period is noted throughout above.  Included in the total operating expenses were noncash expenses totaling $4,897,625 and $3,644,619 for fiscal 2011 and fiscal 2010, respectively.

Nonoperating Income and Expense

For the years ended September 30, 2011 and 2010, interest income totaled $11,003 and $1,301, respectively, while interest expense totaled $133,379 for the year ended September 30, 2011 ($872,779 for the year ended September 30, 2010).  Interest expense for fiscal 2011 included cash interest paid on amounts outstanding from October 1, 2010 through November 2010 of $5,568 and noncash interest expense resulting from the amortization and accretion of discounts on the same liabilities totaling $127,811.  Interest expense in fiscal 2010 arose from the recognition of the beneficial conversion feature in connection with notes payable issued in August 2010 ($512,500), cash interest expense totaling $60,747 and the amortization and accretion of financing costs and note discount along with the amortization of the related value of additional shares issued in connection with another note payable outstanding during all of fiscal 2010 ($299,532).

In connection with accounting principles adopted beginning with our fiscal year ended September 30, 2010, we recognized a loss from the change in the fair value of derivative liabilities of $95,274 in fiscal 2011 (we recognized a gain of $87,744 in fiscal 2010).  These derivative liabilities are the full value of warrants issued with anti-dilution privileges.

Net Loss and Net Loss per Share

For the year ended September 30, 2011, our net loss totaled $14,210,970 ($6,928,213 for the year ended September 30, 2010).  Our basic and diluted net loss per share was $0.20 and $0.14 for the years ended September 30, 2011 and September 30, 2010, respectively.  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity and in prior years with the issuance of notes payable.  At September 30, 2011, our total assets were $1,576,647, while we had a working capital a deficit of $1,256,222.  Total liabilities were $2,827,817 (all of which were current) and our stockholders’ deficiency totaled $1,251,170.  Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants issued with anti-dilution provisions) totaling $1,289,520.  These liabilities represent the entire calculated fair values of the warrants (including the value of the anti-dilution feature in isolation) and they do not represent a future claim on our Company’s cash flows as they are never required to be settled in cash by our Company.  Any future settlement of these securities could result either: 1) upon their expiration unexercised; or 2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

From October 1, 2011 through December 16, 2011, we entered into subscription agreements with accredited investors pursuant to which we issued a total of 11,771,250 shares of our Common Stock, and five year warrants to purchase up to an additional 6,224,065 shares of our Common Stock at exercise prices ranging from $0.50 to $0.60 per share, in exchange for gross proceeds totaling $4,708,500.  This financing transaction resulted in estimated net proceeds to us of $4,186,182, after deducting estimated fees and expenses.    We plan to raise additional funding through the sale of unregistered common stock and warrants although there can be no assurance that we will be successful in raising such funds.  This description of our recent financing and our future plans do not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Our cash and cash equivalents balance at September 30, 2011 totaled $1,386,402.  The change in our financial position from the previous amounts reported at September 30, 2010 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $9,347,418, offset by negative cash flows from operating activities totaling $7,938,657, the cash repayments of a note payable totaling $352,720 and the repurchase of common stock of $400,000.

Plan of Operations

We do not currently expect to purchase any significant property or equipment, or to have substantial changes in the number of our employees for the next twelve months.  We expect however to continue to incur costs in improving, maintaining and marketing our prepaid card products during fiscal 2012.  We expect that our greatest cost to be incurred during fiscal 2012 will be in the area of customer account acquisition.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the year ended September 30, 2011), there exists substantial doubt about our ability to continue as a going concern through our fiscal year ended September 30, 2012.  Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

With the exception of a change of control agreement we have with our Chief Financial Officer which is described elsewhere herein, we have no outstanding contractual obligations at September 30, 2011 that are not cancellable at our Company’s option.

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

Revenue Recognition.  We recognize revenue at the time we provide services contracted for by customers in accordance with the cardholder agreement, our fees for the transaction is fixed (specified in the cardholder agreement) and collection from the customer has occurred (provided no significant obligations remain).  Through September 30, 2011, all cash we received from cardholder transactions was remitted to us by our merchant processors within one day of when we satisfied the criteria for revenue recognition, and thus we did not have significant balances of either accounts receivable or deferred revenues.  We do not anticipate collecting sales taxes in the future in connection with our products or services.

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

Derivatives.  We account for certain of our outstanding warrants as derivative liabilities.  These derivative liabilities are ineligible for equity classification due to provisions of the instruments that may result in an adjustment to their conversion or exercise prices.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Recent Accounting Pronouncements

Please see note 1 to our consolidated financial statements included herein.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011 or at any time since our inception on April 3, 2007.

Item 8 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2011 and 2010

Consolidated Statements of Operations for the years ended September 30, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

BillMyParents, Inc.

We have audited the accompanying consolidated balance sheets of BillMyParents, Inc. (formerly known as Socialwise, Inc. – “Company”), as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BillMyParents, Inc., at September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit and stockholders’ deficiency at September 30, 2011.  These and other factors discussed therein raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

La Jolla, California

December 16, 2011

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Consolidated Balance Sheets
September 30, 2011 and 2010

	2011	2010

Assets
Current assets:
Cash and cash equivalents	$1,386,402	$730,361
Other current assets	185,193	147,896

Total current assets	1,571,595	878,257

Property and equipment, net of accumulated depreciation of
$42,926 ($31,861 - 2010)	-	11,065
Other assets	5,052	5,052

	$1,576,647	$894,374

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$1,456,365	$225,163
Accrued interest	-	9,248
Accrued and deferred personnel compensation	81,932	65,072
Notes payable	-	1,221,305
Derivative liabilities	1,289,520	870,321

Total current liabilities	2,827,817	2,391,109

Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 4,325 shares issued and outstanding (8,120 - 2010)	4	8
Common stock; $0.001 par value; 300,000,000 shares authorized; 85,322,593
shares issued and outstanding (52,756,295 - 2010)	85,323	52,756
Additional paid-in capital	32,155,789	17,731,817
Accumulated deficit	(33,492,286)	(19,281,316)

Total stockholders' deficiency	(1,251,170)	(1,496,735)

	$1,576,647	$894,374
See accompanying notes.

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Consolidated Statements of Operations
For the years ended September 30, 2011 and 2010

	2011	2010

Revenues	$104,030	$6,675

Operating expenses:
Selling and marketing	5,445,994	578,607
Personnel related	5,512,541	4,005,518
Operations	1,615,423	627,166
General and administrative	1,523,392	939,863

Total operating expenses	14,097,350	6,151,154

Loss from operations	(13,993,320)	(6,144,479)

Nonoperating income (expense):
Interest expense	(133,379)	(872,779)
Interest income	11,003	1,301
Change in fair value of derivative liabilities	(95,274)	87,744

	(217,650)	(783,734)

Net loss and comprehensive net loss	$(14,210,970)	$(6,928,213)

Basic and diluted net loss per share	$(0.20)	$(0.14)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	72,270,404	49,241,192

See accompanying notes.

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended September 30, 2011 and 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency

Balance at September 30, 2009	8,600	$9	44,723,197	$44,723	$11,776,218	$(12,353,103)	$(532,153)
Cumulative effect of change in accounting principle	-	-	-	-	(688,399)	-	(688,399)
Conversions of preferred stock to common stock	(480)	(1)	145,453	145	(144)	-	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	6,522,075	6,522	2,378,229	-	2,384,751
Exercise of warrants to purchase common stock	-	-	151,515	152	60,455	-	60,607
Retirement of common stock	-	-	(875,000)	(875)	875	-	-
Issuance of common stock for services	-	-	1,864,055	1,864	832,968	-	834,832
Stock based compensation from stock options and warrants	-	-	-	-	2,696,090	-	2,696,090
Issuance of common stock in connection with notes payable	-	-	225,000	225	163,025	-	163,250
Beneficial conversion feature in connection with notes payable issued	-	-	-	-	512,500	-	512,500
Net loss	-	-	-	-	-	(6,928,213)	(6,928,213)

Balance at September 30, 2010	8,120	8	52,756,295	52,756	17,731,817	(19,281,316)	(1,496,735)

Conversions of preferred stock to common stock	(3,795)	(4)	1,150,000	1,150	(1,146)	-	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	26,468,375	26,469	9,320,949	-	9,347,418
Retirement of common stock	-	-	(1,000,000)	(1,000)	(399,000)	-	(400,000)
Issuance of common stock for services	-	-	3,447,923	3,448	1,186,020	-	1,189,468
Stock based compensation from stock options and warrants	-	-	-	-	3,697,092	-	3,697,092
Issuance of common stock upon conversion of notes payable	-	-	2,500,000	2,500	620,057	-	622,557
Net loss	-	-	-	-	-	(14,210,970)	(14,210,970)

Balance at September 30, 2011	4,325	$4	85,322,593	$85,323	$32,155,789	$(33,492,286)	$(1,251,170)
See accompanying notes.

BILLMYPARENTS, INC. (formerly known as SOCIALWISE, INC.)
Consolidated Statements of Cash Flows
For the years ended September 30, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(14,210,970)	$(6,928,213)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	11,065	14,308
Stock based compensation	3,697,092	2,795,479
Issuance of common stock for services	1,189,468	834,832
Interest expense recognized in connection with beneficial conversion
feature of note payable	-	512,500
Amortization and accretion of interest expense	127,811	299,532
Change in fair value of derivative liabilities	95,274	(87,744)
Changes in operating assets and liabilities:
Other assets	(37,297)	(29,110)
Accounts payable and accrued liabilities	1,172,040	45,873
Accrued interest	-	9,248
Accrued and deferred personnel compensation	16,860	(26,099)

Cash flows from operating activities	(7,938,657)	(2,559,394)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	9,347,418	2,384,751
Net proceeds from issuances of notes payable	-	950,000
Repurchase of common stock	(400,000)	-
Repayments of note payable	(352,720)	(427,818)
Proceeds from exercise of warrants	-	60,607

Cash flows from financing activities	8,594,698	2,967,540

Change in cash and cash equivalents during period	656,041	408,146

Cash and cash equivalents, beginning of period	730,361	322,215

Cash and cash equivalents, end of period	$1,386,402	$730,361

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,568	$1,500

Noncash investing and financing transactions:
Conversion of convertible note payable	$622,557	$-
Warrants issued in connection with notes payable	$-	$170,277
Common stock issued in connection with note payable	$-	$163,250

See accompanying notes.

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Consolidated Financial Statements

1.

Basis of Presentation

BillMyParents, Inc. (formerly known as Socialwise, Inc., hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, BillMyParents, Inc. (“BillMyParents-CA”), we issue prepaid cards to young people.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “BMPI.”  The accompanying consolidated financial statements include the accounts of our Company and BillMyParents-CA as of and through September 30, 2011.  All intercompany amounts have been eliminated in consolidation.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses, have a net working capital deficiency, have a deficit in stockholders’ equity as of September 30, 2011 and have yet to establish profitable operations.  These factors among others create substantial doubt about our ability to continue as a going concern.  This uncertainty could have an adverse effect on our ability to continue as a going concern through or significantly beyond September 30, 2011.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, subsequent to September 30, 2011 and through the date of this report, we sold additional common stock and warrants as described in our subsequent events footnote that follows.  We also currently plan to (although there can be no assurance)  consummate sales of additional equity through the sale of unregistered shares of our Company’s common stock (accompanied by warrants to purchase our common stock) with similar terms to financing already completed in our first quarter of fiscal 2012.  All additional amounts raised will be used for our future investing and operating cash flow needs.  However there can be no assurance that we will be successful in consummating such financing.    This description of our recent financing and future plans for financing do not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

2.

Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue at the time we provide services contracted for by customers in accordance with the cardholder agreement, our fees for the transaction is fixed (specified in the cardholder agreement) and collection from the customer has occurred (provided no significant obligations remain).  Through September 30, 2011, all cash we received from cardholder transactions was remitted to us by our merchant processors within one day of when we satisfied the criteria for revenue recognition, and thus we did not have significant balances of either accounts receivable or deferred revenues.  We do not anticipate collecting sales taxes in the future in connection with our products or services.

Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition also provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and Accounting Standards Codification (“ASC”) Topic 605.

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the years ended September 30, 2011 and 2010 were $11,065 and $14,308, respectively.

Valuation of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.   There were no impairments recorded in 2011 or 2010.

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

Derivatives

We account for certain of our outstanding warrants as derivative liabilities.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  The October 1, 2009 balance of our Company’s derivative liabilities outstanding were valued at $688,389 and resulted in a reclassification from stockholders’ equity to derivative liabilities during the year ended September 30, 2010.  This reclassification was accounted for as a cumulative effect of a change in accounting principle and was reflected in the accompanying

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Consolidated Financial Statements

consolidated statement of changes in stockholders’ deficiency for the year then ended.  Derivative liabilities which arose from the issuance of certain warrants (less reductions in derivative liabilities outstanding and changes to the fair value of derivative liabilities) resulted in a derivative liabilities ending balance of $1,289,520 and $870,321, as of September 30, 2011 and 2010, respectively.

We recognized a change in fair value of derivatives for the years ended September 30, 2011 and 2010 totaling $95,274 (loss) and $87,744 (gain), respectively.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 2,200,880 and 5,396,572 shares at September 30, 2011 (2,535,525 and 3,887,839 shares at September 30, 2010) were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

Fair value of assets and liabilities

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and considers assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restriction, and risk of nonperformance.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•

Level 1:  Observable inputs such as quoted prices in active markets;

•

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our financial instruments are cash and cash equivalents, accounts payable, derivative liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.  Notes payable (before subtracting the unamortized discount) at September 30, 2010 approximated fair value given their terms and market interest rates.  The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.  The derivative liabilities are the only Level 3 valuations.  At September 30, 2010, the fair value was $870,321 and was increased during the year ended September 30, 2011 by an additional derivative of $323,925, changes in the market value of derivatives of $95,274 (increase), resulting in an ending valuation of $1,289,520 at September 30, 2011.

Advertising

We will expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Consolidated Financial Statements

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  Through the date of these financial statements, we are currently not involved in disputes, litigation and other legal actions.

Reclassifications

Certain financial statement amounts from September 30, 2010 and the year then ended have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”), 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance on fair value measurements and disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements were effective for our first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. Our Company adopted these provisions effective October 1, 2010, and they did not have a material impact on our Company's disclosures.

3.

Issuances of preferred stock, common stock and warrants

During the year ended September 30, 2011, we entered into subscription agreements with 47 accredited investors pursuant to which we issued 26,468,375 shares of our common stock and warrants to purchase up to an additional 4,851,281 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 19,437,500 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $10,587,350 ($9,347,418 net of cash commissions and related expenses totaling $1,239,932).  These transactions were unregistered offering of securities. The warrants were accounted for as an equity instrument since they were indexed to our Company’s own stock and classified in shareholders’ equity.  We also issued warrants to purchase up to a total of 3,977,810, 1,500,000 and 46,844 shares of our common stock with exercise prices of $0.60 per share to Maxim Group LLC (“Maxim”), Equity Source Partners, LLC (“ESP”) and two other concerns, respectively, who assisted us in connection with the transactions (these totals do not reflect amounts received in connection with convertible debt described below).  A principal of ESP Cary Sucoff, became a member of our Company’s Board of Directors in May 2011.  Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by a member of our Board of Directors (since

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Consolidated Financial Statements

March 2011), Mr. Isaac Blech, of 20,000,000 and 18,125,000, respectively (Mr. Blech’s totals do not reflect shares or warrants to purchase shares received in connection with convertible debt described below).

During the year ended September 30, 2010, we entered into subscription agreements with 79 accredited investors pursuant to which we issued 6,522,075 shares of our common stock and warrants to purchase an additional 4,846,556 shares of our common stock with an exercise price of $0.60 per share for a period of two years after their date of issuance, in exchange for gross proceeds totaling $2,617,830 ($2,384,751 net of expected expenses totaling $233,079).  These transactions were unregistered offering of securities.  The warrants were accounted for as an equity instrument since they were indexed to our Company’s own stock and classified in shareholders’ equity.  SPN Investments, Inc. (“SPN”), Kay Holdings, Inc. (“Kay”) and ESP assisted our Company in connection with the transactions and they and their designees earned the fees and commissions therewith ($71,750 for ESP).  Kay and SPN have a common principal officer.  Also in December 2010, we issued 500,000 shares of our common stock to Kay in connection with investment funding received in November 2010.

During the years ended September 30, 2011 and 2010, we issued 224,222 and 264,000 shares of common stock, respectively, to a contractor in exchange for services performed.  In connection with these issuances of shares, we recognized expenses of $100,000 and $136,000 during the years ended September 30, 2011 and 2010, respectively.

At September 30, 2011 and 2010, we had 4,325 and 8,120 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding, respectively, along with warrants that were sold with the Series A stock carrying an expiration date of December 12, 2013 to purchase up to an additional 2,121,213 shares of our common stock at an exercise price of $0.40 per share (as adjusted).

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

Forced Conversion:  We have the right to force conversion of each share of Series A Stock into approximately 303 shares of common stock at any time provided our common stock has maintained a closing price of $1.00 per share for three consecutive trading days prior to conversion.

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

The preferred stock is convertible into our common stock at an effective price of $0.33 per share (subject to anti-dilution provisions), while the warrants to purchase common stock have an exercise price of $0.40 per share (as adjusted for sales of our common stock at $0.40 per share in October 2009).  During the years ended September 30, 2011 and 2010, 3,795 and 480 shares of preferred stock were converted into 1,150,000 and 145,453 shares of our common stock, respectively.

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Consolidated Financial Statements

4.

Agreements for services

Investor related services

On August 5, 2011, we entered into an investor relations services agreement with SPN that will result in SPN receiving a minimum of 1,000,000 shares of our common stock through August 4, 2012, such amounts vested and to be vested as follows: 1) 500,000 shares at execution of the agreement; 2) 41,674 shares on the one month’s anniversary of the agreement’s execution; and 3) 41,666 shares on the second through twelfth months’ anniversary of the agreement’s execution.  Through September 30, 2011, SPN has earned 541,674 shares of common stock under this agreement and we have recognized a noncash charge to general and administrative expense totaling $216,670 in connection with these shares.

On December 29, 2010, we entered into an investor relations services agreement with Kay for the provision of investor relations services through (as modified) March 31, 2011 in exchange for 1,500,000 shares of our common stock.  We recognized a charge to general and administrative expense for these shares tendered totaling $600,000 during the year ended September 30, 2011.

During December 2009, we issued 84,555 shares of our common stock and two year term warrants with exercise prices of $0.60 per share to purchase 281,250 shares of our common stock to Kay and its designees in exchange for investor relations services it performed on our Company’s behalf.  Our Company accounted for the stock issued to Kay in fiscal 2010 as a cost of the financing completed in that period.  Additionally, we recognized a noncash expense in connection with services performed on our behalf not directly connected to funding received totaling $131,432 during the year ended September 30, 2010.

Beginning on April 28, 2010, we entered into a series of agreements with Maxim (the last of which was signed in August 2011) to act as a non-exclusive placement agent for the sales of equity securities of our Company.  Under the terms of the agreements to date with Maxim, they received a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase up to between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced by Maxim.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and paid them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase up to one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  From inception of the agreement through September 30, 2011, ESP and its designees earned cash totaling $164,400, 50,000 shares of our common stock and warrants to purchase up to 1,343,000 shares (also included in totals previously described above) of our common stock under the agreement.  In July 2011, Mr. Sucoff (a principal of ESP and a member of our Board of Directors since May 2011) was paid $35,000 in cash for services performed on the Company’s behalf, all of which was charged to general and administrative expenses during the year ended September 30, 2011.

On May 8, 2009, we entered into an agreement with Patrick Kolenik to provide strategic advisory services to our Company through May 2011.  Mr. Kolenik was named to our Company’s Board of Directors in August 2011.  During the year ended September 30, 2011, Mr. Kolenik was issued 112,000 shares of common stock (140,000 in fiscal 2010), and warrants to purchase up to 112,000 common shares at $1.00 per share (140,000 in fiscal 2010).  Mr. Kolenik was also granted an additional warrant to purchase up to 100,000 shares of our common stock during the year ended September 30, 2011.  Noncash charges to operations during the year ended September 30, 2011 in connection with our issuance of common shares and warrants to Mr. Kolenik totaled $102,600 ($124,040 in fiscal 2010).  In May 2011, we entered into a new agreement with Mr. Kolenik for strategic advisory services in exchange for cash consideration totaling $50,000 (included in general and administrative expenses as a noncash expense for the year ended September 30, 2011).

Finder services

We entered into a finder agreement effective June 1, 2008 with SPN.  The agreement called for SPN or its designees to be paid a fee (in cash or shares of our Company’s equity securities) of 10% of all debt or equity funds raised by the Company where SPN acts as a finder.  The agreement (as amended and supplemented as of August 12, 2009) also called for the issuance to SPN of up to 500,000 of our Company’s restricted common shares along with five year warrants to purchase 175,000 shares of common stock with an exercise price of $1 per share.  SPN received one share of common stock for each $10 of gross proceeds raised from sales of our Company’s preferred or common stock; up to a maximum of 500,000 shares of common stock (100,500 shares of the remaining total

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Consolidated Financial Statements

consideration of 500,000 shares were earned during the year ended September 30, 2010 and accounted for as an issuance cost in consideration with the shares sold).

Consulting services

During the year ended September 30, 2011, Mark Sandson (a member of our Company’s Board of Directors) served as our interim Chief Executive Officer from April 2011 through September 2011.  Mr. Sandson was paid a total of $67,510 in cash compensation for his services both as our interim Chief Executive Officer ($48,510) and as a Company Director ($19,000).

5.

Notes payable

Convertible promissory note

On August 13, 2010, we entered into a Convertible Promissory Note Agreement (the “$1M Note”) with Mr. Blech payable for $1,000,000 at 5% interest, due February 13, 2011 (the “Maturity Date”).  At any time prior to the maturity date, the $1M Note and any accrued but unpaid interest was convertible at Mr. Blech’s option into shares of our Company’s restricted common stock at a price of $0.40 per share (adjusted for stock splits or similar events).

In addition Mr. Blech was issued warrants to purchase up to 625,000 shares of our Company’s restricted common stock at a price of $0.40 per share pursuant to a Warrant Agreement (the “Warrant”) with a five year term executed concurrently between Mr. Blech and our Company; provided, however, in the event that Mr. Blech elected to convert the Note, upon conversion of the $1M Note he was entitled to be issued warrants to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share pursuant to the terms of a warrant agreement (the “Additional Warrant”) in the same form as the Warrant.

We accounted for the $1M Note by allocating the proportional fair value of the warrants issued therewith of $170,277 to the warrants which was an addition to derivative liabilities at the date of their issuance.  The remaining face value of the $1M Note was discounted by that amount to $762,500 at inception and the discount was to be accreted over the six month term of the note on the interest method.  The accreted value of $818,648 is included in notes payable in the accompanying balance sheet at September 30, 2010.  Accrued interest on the note totaling $6,528 at September 30, 2010 is included in the accompanying balance sheet’s total of accrued interest.

Additionally, we recognized the difference between the discounted conversion price of our common stock and its prior day’s closing price as a beneficial conversion feature.  We also included the beneficial conversion feature of the 1,250,000 shares of common stock covered by the additional warrant to be awarded upon conversion.  The total beneficial conversion feature of $512,500 was recognized as interest expense during the year ended September 30, 2010.

We incurred costs in connection with procuring the $1M Note in the form of $50,000 paid to Maxim.  Upon payment of the commission, we capitalized the total paid and amortized it to interest expense on the interest method through the eventual conversion of the $1M Note.  Included in prepaid interest on the accompanying balance sheet at September 30, 2010 is the unamortized portion of the commission totaling $36,717.  Interest expense recognized in connection with the $1M Note for the years ended September 30, 2011 and 2010 (excluding amounts charged for the recognition of the beneficial conversion feature noted above) totaled $105,589 and $236,393, respectively.

On November 24, 2010, we received notice from Mr. Blech of his election to convert the $1M Note into 2,500,000 shares of our Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with Mr. Blech, he was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share (he previously received a warrant to purchase up to 625,000 shares of common stock at $0.40 per share at the inception of the note).  In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 62,500 additional shares of common stock at an exercise price of $0.40 per share to reflect the interest due to him under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

Senior note payable

On March 31, 2009, we issued a 12% Senior Note (the “Note”) payable for $750,000 due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  This financing transaction resulted in net proceeds to us of $573,750, after deducting

BillMyParents, Inc. (formerly known as Socialwise, Inc.)

Notes to Consolidated Financial Statements

discounts, prepaid interest expense, and fees totaling $63,750 paid in connection with the transaction.  The Note was neither convertible nor secured and carried certain operating and other covenants as well as prescribing certain events of default.

Under the original terms of the Note, we were required to use no less than 50% of the proceeds of any subsequent equity or debt financing to repay the Note during the time that the Note remains outstanding.  Beginning in November 2009 and several times subsequently, the Note holder agreed to revise the required repayment requirements and extend the Note’s maturity date (ultimately through February 28, 2011) in exchange for a total of 625,000 shares of our common stock and the added option to convert the Note into shares of our common stock at the rate of $0.40 per share.  The value of all additional shares issued to the Note holder totaling $96,750 was charged to interest expense through the revised maturity dates.  We recognized the convertibility feature granted to the Note holder during the year ended September 30, 2010 as a beneficial conversion feature totaling $66,500.  During the years ended September 30, 2011 and 2010, we recognized interest expense in connection with all of the related costs of the Note totaling $27,790 and $298,886, respectively.  At September 30, 2010, the principal and accrued interest due to the note holder totaled $350,000 and $4,264, respectively.  The balance of the Note and all related accrued interest was repaid in November 2010.

6.

Stockholders’ equity

Agreement with former officers, payment of cash and surrender of common stock

In April 2011, we entered into an Agreement and Release with a current employee who was our former Chief Executive Officer (the “Former CEO”) pursuant to which: (i) the Former CEO resigned as an officer and director of the Company; (ii) the Former CEO’s Employment Agreement dated January 31, 2011was terminated; (iii) the Former CEO released the Company from all its obligations arising out of his employment through April 2011; and (iv) the Company paid the Former CEO $400,000 in exchange for 1,000,000 shares of our Company’s common stock held by him.

On February 11, 2010, we entered into an agreement with a former executive officer and former member of our Company’s Board of Directors concerning certain matters in relation to his holdings of our Company’s common stock.  Under the agreement, the former officer and director agreed to tender to our Company 875,000 shares of common stock held by him and to restrict for a limited time (the term of which is now expired) sales of our Company’s common stock during the period of time covered by the agreement.

Stock options

On August 4, 2011, our Board of Directors approved the adoption of the BillMyParents, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as approved by the Board of Directors but subject to future shareholder approval) shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company.

Through September 30, 2011, we have outstanding a total of 21,765,000 incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 2012 to August 2016.   During the year ended September 30, 2011, we extended the terms of one of our employee’s options and adjusted his strike price to our common stock’s market price at the date of the term extension.  We recognized additional stock based compensation in connection with this modification totaling $319,800.

Stock option activity during the two years ended September 30, 2010 and 2009 was as follows:

	2011	2010
Beginning balance outstanding	4,115,000	3,445,000
Options issued during the year	18,250,000	700,000
Options expired or cancelled during the year	(600,000)	(30,000)

Ending balance outstanding	21,765,000	4,115,000

Warrants

During the years ended September 30, 2011 and 2010, our Company issued warrants to purchase our common stock to third parties providing consulting and advisory services.  Our Company also issued warrants to purchase shares of our common stock to investors in connection with the issuances of restricted shares of our common stock during the years ended September 30, 2011 and 2010 (the value of which was offset against the proceeds of the issuance of our common stock and not charged to operations).  Outstanding warrants from all sources have terms ranging from two to five and a half years.

Warrant activity (including warrants issued to investors and for consulting and advisory services) during the two years ended September 30, 2011 and 2010 was as follows:

	2011	2010
Beginning balance outstanding	16,857,244	5,344,039
Warrants issued during the year:
For consulting and advisory services	15,822,000	6,643,163
In connection with sales of common stock	29,813,435	5,471,557
Warrants expired or cancelled during the year	(2,582,972)	(450,000)
Warrants exercised	-	(151,515)

Ending balance outstanding	59,909,707	16,857,244

The number and exercise price of all options and warrants outstanding at September 30, 2011 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
2,580,036	0.60	2,580,036	1st Qtr, 2012
1,936,250	0.58	1,936,250	2nd Qtr, 2012
1,110,313	0.59	1,110,313	3rd Qtr, 2012
1,207,244	0.60	1,207,244	4th Qtr, 2012
337,000	0.65	337,000	1st Qtr, 2013
500,000	0.55	500,000	2nd Qtr, 2013
295,000	0.62	295,000	3rd Qtr, 2013
-	-	-	4th Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
683,339	0.53	683,339	2nd Qtr, 2014
910,000	0.64	860,000	3rd Qtr, 2014
1,300,000	0.50	950,000	4th Qtr, 2014
1,276,600	0.51	1,262,016	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	159,000	3rd Qtr, 2015
1,158,777	0.45	1,158,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
13,242,000	0.48	7,869,070	2nd Qtr, 2016
14,415,500	0.43	14,378,000	3rd Qtr, 2016
26,459,375	0.45	6,033,330	4th Qtr, 2016
81,674,707		55,423,648

Stock based compensation

Results of operations for the year ended September 30, 2011 include stock based compensation costs totaling $3,697,092 ($2,795,479 for the year ended September 30, 2010) all of which was charged to personnel related expenses.  During the years ended September 30, 2011 and 2010, we recognized stock based compensation expense totaling $1,224,716 and $438,711, respectively, related to stock options and stock based compensation expense totaling $2,472,376 and $2,356,768, respectively, related to warrants.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  The following weighted average assumptions were utilized for the calculations during the years ended September 30, 2011 and 2010:

2011

2010

Expected life (in years)

3.20 years

2.76 years

Weighted average volatility

183.97%

165.55%

Forfeiture rate

0%

0%

Risk-free interest rate

1.27%

1.71%

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

As of September 30, 2011, $11,018,456 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 24.57 months.  The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	11,317,853	$0.65
Granted	34,072,000	0.46
Cancelled or expired	(2,477,268)	(0.42)
Exercised	-	-
Outstanding at September 30, 2011	42,912,585	$0.48	51.9 months	$1,643,283

Exercisable	16,708,401	$0.52	44.1 months	297,179

Additional disclosure concerning options and warrants is as follows:

	2011	2010
Weighted average grant date fair value of options and warrants granted	$ 0.41	$ 0.43
Aggregate intrinsic value of options and warrants exercised	-	-
Weighted average fair value of options and warrants vested	0.43	0.48

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at September 30, 2011:

Exercise Price Range	Number of Options or Warrants
$0.37 - $0.40	500,000
$0.41 - $0.50	36,301,672
$0.51 - $0.60	5,318,913
$0.61 - $0.75	-
$0.76 - $1.00	792,000
42,912,585

A summary of the activity of our non-vested options and warrants for the year ended September 30, 2011 is as follows:

Shares
Non-vested outstanding, beginning	1,000,007
Granted	34,072,000
Vested	(8,820,948)
Non-vested outstanding, ending	26,251,059

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2011:

Stock options outstanding	21,765,000
Stock options available for future grant	7,235,000
Convertible preferred stock	1,310,607
Warrants	59,909,707

Total common shares reserved for future issuance	90,220,314

7.

Income taxes

Deferred tax assets at September 30, 2011 and 2010 consisted of the following:

	2011	2010
Deferred tax assets:
Primarily net operating loss carryforwards	$9,508,000	$5,358,000

Valuation allowance	(9,508,000)	(5,358,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as our purchase of BillMyParents-CA and sales of our preferred and common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $23 million in NOL at September 30, 2011 that will begin to expire in 2022 for federal purposes (2029 for state income tax purposes) and will be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe it is more likely than not that we will be unable to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.    As a result of these provisions, our NOL will likely expire unused.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	Year ended September 30, 2011		Year ended September 30, 2010

Federal income tax rate at 34%	$(3,500,000)	34.0%	$(1,231,000)	34.0%
State income tax, net of federal benefit	(650,000)	6.3%	(228,000)	6.3%
Change in valuation allowance	4,150,000	(40.3) %	1,459,000	(40.3) %

Benefit for income taxes	$-	- %	$-	- %

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2011.  All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2006 for federal purposes and after 2005 for California state tax purposes.

8.

Facilities

Our Company leases its office facilities on a month to month basis with current monthly rentals of $2,576.  Rent expense was $31,172 and $30,912 for the years ended September 30, 2011 and 2010, respectively.

9.

Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  Our Company may make contributions at the discretion of its Board of Directors.  During the years ended September 30, 2011 and 2010, we made contributions to the Plan totaling $42,882 and $41,391, respectively.

10.

Subsequent events

On October 21, 2011 and November 21, 2011, we entered into subscription agreements (the “Subscription Agreement”) with a total of 39 accredited investors pursuant to which we issued a total of 11,771,250 shares of our Common Stock, and five year warrants to purchase an additional 6,224,065 shares of our Common Stock at exercise prices ranging from $0.50 to $0.60 per share, in exchange for gross proceeds totaling $4,708,500.  This financing transaction resulted in net proceeds to us of $4,186,182, after deducting fees and expenses.  These offerings were made in an unregistered offering of securities.  In connection with the financing, Maxim received a cash fee totaling $470,850 and will receive five-year warrants to purchase up to 1,177,125 shares of Common Stock at an exercise price of $0.60 per share as compensation.  Our Company entered into a Registration Rights Agreement with each investor pursuant to which the Company is required to file a registration statement for the re-sale of the Common Stock and Common Stock underlying the Warrants.  This description of our recent financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

On November 1, 2011, we granted 2,500,000 warrants to purchase common stock to Mr. Blech in connection with his appointment as the Vice Chairman of our Board of Directors.  The warrants vest monthly over a period of 36 months; have an exercise price of $0.51 per share; include a cashless exercise option; and expire 5 years after the date of grant.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.  This annual report does not include an attestation report of the Company’s registered public accounting firm as our Company is a smaller reporting company under rules of the Securities and Exchange Commission.

Item 9B – Other Information

None.

Item 10 – Directors, Executive Officers and Corporate Governance

Our directors are elected by our stockholders to a term of one year and to serve until their successor is duly elected and qualified, or until their death, resignation or removal. Each of our officers is appointed by our Board of Directors to a term of one year and serves until their successor is duly elected and qualified, or until their death, resignation or removal from office.

Our bylaws provide that the number of directors which shall constitute our whole board of directors shall not be less than one or more than five.  We are currently seeking shareholder approval to allow us to increase the number of members of our Board up to eleven. Our Board of Directors has currently set the number of directors at five.  Our current Board of Directors consists of five directors, one of which (Mark Sandson) was appointed on September 24, 2008, and four of which were appointed during the year ended September 30, 2011.  With the exception of our director appointed in 2008, all of our directors’ appointments have been made by the Board of Directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name

Age

Position

Michael McCoy

51

President, Chief Executive Officer and Chairman, Board of Directors

Jonathan Shultz

51

Chief Financial Officer, Treasurer and Secretary

Isaac Blech

62

Vice Chairman, Board of Directors

Patrick Kolenik

60

Director

Mark Sandson

71

Director

Cary Sucoff

59

Director

Mr. McCoy is our President, Chief Executive Officer and Chairman of the Board of Directors since September 19, 2011.  Formerly President, Consumer Credit Cards at Wells Fargo, Mr. McCoy was responsible for the overall business and strategic direction of this business unit, directing a staff of over 4,000 individuals and managing a customer base of over 8.5 million with over $20 billion in credit card balances.  Mr. McCoy previously served in a number of executive positions at Wells Fargo, having served as group Senior Vice President, Strategy and Business Development for Wells Fargo Financial, where he led the Retail Sales Finance and Insurance Services businesses and directed Marketing for the Wells Fargo Financial enterprise.  He also served as Executive Vice President, Human Resources and Communications for the Home and Consumer Finance Group of Wells Fargo, which included Leadership Development, Learning and Development, Compensation, Recruiting and Corporate Sponsorships.

Mr. Shultz has been our Company’s Chief Financial Officer and Treasurer since November 13, 2007.  From November 2006 to November 2007, Mr. Shultz worked both with a San Diego based accounting firm (Squar, Milner, Peterson, Miranda and Williamson, LLP) and as a financial consultant or interim Chief Financial Officer for several San Diego area public and private companies.  Mr. Shultz worked for several public and private companies in the roles of either Chief Financial Officer, Vice President of Finance or Controller from October 1992 to November 2006.  From January 1986 to October 1992, Mr. Shultz worked as an Audit Manager (his most recent position) with Ernst & Young, LLP.  Mr. Shultz is a Certified Public Account, a Certified Management Accountant and is a Certified Financial Manager.  Mr. Shultz has a Bachelor’s Degree in Accounting from San Diego State University and a Master’s Degree in Finance from San Diego State University.

Mr. Blech has been a member of our Board of Directors since March 10, 2011 and its Vice Chairman since November 1, 2011.  Since August 20, 2010, Mr. Blech has been a major shareholder and member of the Board of Directors of ContraFect Corporation, a company developing therapies for infectious diseases.  Since February 10, 2011, Mr. Blech has been a member of the Strategic Advisory Board for Medgenics, Inc, a company that has developed a novel technology for the manufacture and delivery of therapeutic proteins.  Previously, Mr. Blech was an investor, advisor and director in a number of well-known companies, primarily focused in biotechnology.  Included among such companies were: 1) Celgene Corporation – Mr. Blech was a founding shareholder of Celgene in 1986; 2) ICOS Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of ICOS beginning in 1991; 3) Nova Pharmaceutical Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Nova from 1982 to 1990; 4) Pathogeneses Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Pathogeneses from 1992 to 1997; and 5) Genetic Systems Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of GSC from 1981 to 1986.

Mr. Kolenik was appointed to our Board of Directors on August 30, 2011.  He has over forty years of securities industry experience. Mr. Kolenik was the Chief Executive Officer of Sherwood Securities Corp. where he has been involved with more than 200 successful public and private financings. Since 2003, Mr. Kolenik has been a consultant to both public and private companies through his company PK Advisors.  Mr. Kolenik currently serves on the Board of Directors of Premier Alliance Group, Inc. (PIMO) a public company that provides Business and Technology consulting services.  Mr. Kolenik also serves on the Board of Directors of American Roadside Burgers, Inc.  Mr. Kolenik has also been elected to the Board of Directors of Stratus Media Group (SMDI), a public company that owns and operates more than 140 live events.

Mr. Sandson was appointed to our Board of Directors on September 24, 2008.  Since May 2001, Mr. Sandson has been the President of Core Technology Partners, a consulting firm that provides merger and acquisition and strategic advisory services.  From October 1999 to April 2001, Mr. Sandson was a Vice President with CompuCom Systems, Inc., an information technology products and services company.  From August 1990 to September 1999, Mr. Sandson served as a consultant to the information technology and defense systems industries.

Mr. Sucoff was appointed to our Board of Directors on May 23, 2011.  Mr. Sucoff currently serves on the Board of Directors of Contrafect Corp. He has been a member of the Board of Trustees of New England Law/Boston for over 20 years where he is the current Chairman of the Endowment Committee and a member of the Adjunct Faculty.  Mr. Sucoff received a B.A. from SUNY Binghamton (1974) and a J.D. from New England School of Law (1977) where he was the Managing Editor of the Law Review and graduated Magna Cum Laude. Mr. Sucoff has been a member of the Bar of the State of New York since 1978.

In evaluating director nominees, our Company considers the following factors:

•

The appropriate size of the Board;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees;

•

Experience with accounting rules and practices; and

•

The nominees’ other commitments.

Our Company’s goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience.  Other than the foregoing, there are no stated minimum criteria for director nominees.

Specific talents and qualifications that we considered for the members of our Company’s Board of Directors are as follows:

•

Mr. McCoy as the recent former President of the Consumer Credit Cards business unit at Wells Fargo, was responsible for a business with numerous similarities to our Company’s prepaid card business.  In the short time since joining our Company, Mr. McCoy has proven to be a very articulate spokesman for us and an excellent interface from our Board of Directors to the outside world.  Mr. McCoy’s insights in the areas of strategy, regulatory compliance, fraud prevention and corporate value enhancement will serve him well as he guides our Board of Directors in his role as Chairman.

•

Mr. Blech is the owner of a significant number of shares of our Company’s common stock and warrants to purchase additional shares of our Company’s common stock.  Mr. Blech has been a successful investor and a member of a number of Boards of Directors.  We believe Mr. Blech’s past experience will be a tremendous benefit to our Company.  Included among Mr. Blech’s more notable successes were:

o

Celgene Corporation – Mr. Blech was a founding shareholder of Celgene in 1986.  Celgene has introduced two major cancer drugs and had a stock market valuation (as of March 8, 2011) of approximately $25 billion.

o

ICOS Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of ICOS beginning in 1991.  ICOS discovered the drug Cialis and was later acquired by Eli Lilly for over $2 billion.

o

Nova Pharmaceutical Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Nova from 1982 to 1990.  Nova developed a treatment for brain cancer and subsequently merged with Scios Corporation which was later purchased for $2 billion by Johnson and Johnson.

o

Pathogeneses Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Pathogeneses from 1992 to 1997.  Pathogeneses created TOBI for the treatment of cystic fibrosis and was later acquired by Chiron Corp for $660 million.

o

Genetic Systems Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of GSC from 1981 to 1986.  GSC developed the first inexpensive and accurate test to diagnose chlamydia and was later acquired by Bristol Myers for approximately $300 million.

•

Mr. Kolenik’s vast securities industry history and work as a consultant to both public and private companies allows us to benefit from wisdom he has accrued from many varied companies and situations.  Mr. Kolenik’s other public and private company Board service has been valuable as he has been a Company interface to our investors and potential investors since 2009 (prior to his appointment to the Board).  We expect to further benefit from his expertise, now as a recently added member of our Board of Directors.

•

Mr. Sandson brings a long history of experience in being Board member and in consulting with various management teams to raise their companies’ level of efficiency and professionalism.  Mr. Sandson has been a valuable team member allowing us to consult with him on matters ranging from proper Board procedure (including properly constituting committees), financing alternatives, investor relations, executive recruitment and retention and compensation.  As an independent director, Mr. Sandson is in a unique position to represent our nonaffiliated shareholders.  His contributions to our Company have been extremely valuable.

•

Mr. Sucoff has advised our Company since September 2009 in the area of investment banking, fund raising and capital markets.  He has been key to our success in fundraising since joining our firm.  Additionally, Mr. Sucoff is an attorney (non-practicing) and contributes valuable insights in the area of legal matters in addition to those areas for which he is contracted with our Company.  Mr. Sucoff’s broad and diversified background has been a strong asset to our Company.

There are no family relationships among members of our management or our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish to us copies of all Section 16(a) reports they file.

Based solely on our review of the reports, we believe that all required Section 16(a) reports were timely filed during our last fiscal year. None of our directors, executive officers or greater than 10% beneficial owners filed any Form 5s.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at BillMyParents, Inc., 6440 Lusk Blvd., Suite 200, San Diego, California 92121.

Item 11 - Executive Compensation

Overview of Executive Compensation Objectives and Philosophy

Our Company’s Management’s objectives are to attract and retain highly competent executives and to compensate them based upon a pay-for-performance mentality.  Our current plan relies on goals and objectives agreed upon among the existing executive (officer and non-officer) group and our Company’s Board of Directors.  The achievement of such goals and objectives constitute requirements for continued employment, advancement with our Company and receipt of incentive bonus payments.  With respect to historical bonus payments, we note the following:

•

The first installment of a discretionary bonus for calendar year 2010 was paid totaling $50,000 to three executives (including one non-officer) in August 2010.

•

The second installment of the calendar year 2010 discretionary bonus totaling $176,000 was paid to executives (including non-officer executives) and three other employees in November 2010 (these bonuses pertained to our fiscal year ended September 30, 2011 and were recorded during our quarter ended December 31, 2010).

•

Bonuses of $57,500 and $45,000 were paid to our former Chief Executive Officer and Chief Financial Officer, respectively, in April 2011 pursuant to performance goals set related to the establishment of BMP prepaid card accounts.  Additional bonuses were paid to non-officer executives totaling $85,937 in April and May 2011 pursuant to similar performance metrics.  These bonuses pertained to our fiscal year ended September 30, 2011 and were recorded during our quarter ended June 30, 2011)

With the intent to increase short-term and long-term stockholder value, we have designed our executive compensation policies and practices to reward our Company’s executives based on:

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

Our founders of BillMyParents have large holdings of our common stock.  By the very nature of their shareholdings in our Company, these executives’ and former executives’ personal financial well-being is closely tied to our Company’s long-term success.  Our Chief Executive Officer and Chief Financial Officer were both employed after the acquisition of BillMyParents.  Therefore we felt it was necessary to make substantial grants of stock options when each joined our Company in order to incentivize them.  The grants made to Mr. McCoy and Mr. Shultz reflected both our compensation philosophy and the results of negotiations between them and our Board of Directors at the time of the respective grants.

During the quarter ended September 30, 2011, we made stock option grants to all of the existing members of our management team and to our new Chief Executive Officer.  We also altered the term and strike price of the previously outstanding options of our Chief Financial Officer.

Elements of Executive Compensation

Executive compensation consists of the following elements:

•

Base salary;

•

Annual incentive bonuses;

•

Long-term incentives; and

•

Retirement benefits under a 401(k) plan and generally available benefit programs.

Base Salary.  The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account the scope of responsibilities, qualifications, experience, prior salary and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of the sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on the Company’s business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace.

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

Long-Term Incentives.  Our long-term incentives consist of our Company’s Common Stock and stock option awards. The objective of these awards is to align the longer-term interests of our shareholders and our executive officers and to complement incentives tied to annual performance.  We have used stock options as our primary long-term equity incentive vehicle with respect to our Chief Executive Officer and our Chief Financial Officer who joined our Company after its founding.  The remainder of our executives who are also Company founders are presently incentivized on a long-term basis by way of their shares of Common Stock received at the founding of our subsidiary BillMyParents-CA (that were subsequently exchanged for shares of our Company’s Common Stock in October 2007) and grants of stock options made in August 2011.  We have not adopted stock ownership guidelines.

401(k) and Other Benefits.  During the years ended September 30, 2011 and 2010, our executive officers were eligible to receive certain benefits available to all our employees on the same terms, including medical and dental insurance.  During the year, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation.  Under the 401(k) Plan, all employees are eligible to receive matching contributions from the Company of 100% of employee contributions up to a maximum of 4% of the employees’ salaries, per year.  We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees.  We believe that the 401(k) Plan and medical and dental insurance benefits allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

Employment Agreements

During the three months ended March 31, 2011, our Company entered into employment agreements with  three employees, including two of our named executive officers, James Collas (our former Chief Executive Officer) and Jonathan Shultz (our Chief Financial Officer).  During the three months ended June 30, 2011, we entered into an employment agreement with Evan Jones, our former Vice President of Marketing (such employment agreement was terminated on November 30, 2011).  During that same period, we entered into an Agreement and Release with one of the executives (James Collas) pursuant to which (among other terms) Mr. Collas’ Employment Agreement was terminated.  Mr. Collas continues his employment with the Company as a non-officer executive on an “at-will” basis.  During the three months ended September 30, 2011, we also entered into an employment agreement with our current Chief Executive Officer.  The agreements specify: 1) title and duties; 2) term of employment; 3) employee indemnification; 4) termination of employment; and 5) salary, fringe benefits and bonuses.

A summary of the material terms of our employment agreements with our named executive officers as of September 30, 2011 is as follows:

Michael McCoy, Chief Executive Officer:  Our employment agreement with Mr. McCoy includes the following summary terms, (i) Mr. McCoy shall be paid an annual salary of $360,000; (ii) Mr. McCoy shall be paid his base salary, receive fringe benefits and continue to vest in any granted stock options and warrants for twelve months after the termination of his employment in the event that his employment is terminated other than for cause; (iii) Mr. McCoy shall be eligible for an annual cash bonus; and (iv) Mr. McCoy was granted options to purchase up to 10,600,000 shares of Company common stock at an exercise price of $0.48 per share.

Jonathan Shultz, Chief Financial Officer:  Our employment agreement with Mr. Shultz includes the following summary terms, (i) Mr. Shultz shall be paid an annual salary of $180,000; (ii) Mr. Shultz shall be paid his base salary, receive fringe benefits and continue to vest in any granted stock options and warrants for twelve months after the termination of his employment in the event that his employment is terminated other than for cause; and (iii) Mr. Shultz shall be eligible for an annual cash bonus, and to be paid certain bonuses upon the completion of an acquisition of the company (and the adjustment of his option strike price to $.40) or the company’s listing on the NASDAQ Stock Market.

Evan Jones, Former Vice President Marketing:  Our employment agreement with Mr. Jones included the following summary terms, (i) Mr. Jones was paid an annual salary of $300,000; (ii) Mr. Jones shall be paid $100,000 and receive fringe benefits for four months after the termination of his employment in the event that his employment is terminated other than for cause; and (iii) a minimum of 2,000,000 of the warrants granted to Mr. Jones under his consulting arrangement (prior to his employment) would be vested upon his termination of his employment in the event that his employment is terminated other than for cause (which warrants have an exercise price of ($.45 and $.54  per share).  Mr. Jones’ employment agreement was terminated effective as of November 30, 2011.

The above summary of the employment agreements is qualified in its entirety by reference to the agreements which are filed as exhibits to our reports as described in Item 15 below.

The Impact of Tax and Accounting Treatments on Elements of Compensation

We have elected to award non-qualified and incentive stock options to all grantees of our Company’s stock options that remain outstanding as of the date of this report.  All other options or warrants granted to advisors, Directors and consultants were non-qualified options or warrants in order to allow our Company to take advantage of the more favorable tax advantages associated with non-qualified stock options or warrants.

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

Our Rationale for Selecting a Particular Event to Trigger Payment under a Change of Control Agreement

We are required to make payments upon a change of control of our Company to only one employee, our Chief Financial Officer Jonathan Shultz.  Payments or benefits that would be required to be made to Mr. Shultz as a result of any change of control of our Company are as follows:

•

Mr. Shultz’s stock option grants provide that, in case of an Acquisition of the Company (as defined in Section 11(c)(i) of our Company’s 2007 and 2011 Equity Incentive Plans), all of his stock options then outstanding shall become fully vested; and

•

On August 12, 2008, our Company entered into a change of control agreement with Mr. Shultz that calls for Mr. Shultz to be paid the cash value of 500,000 shares (as adjusted for any splits or combinations) of our Common Stock, or equivalent acquisition consideration, should our Company be acquired (as defined in the agreement) and he is in our Company’s employ on the date of the closing of the transaction.

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

The amount of compensation for which Mr. Shultz would be eligible upon the Company’s acquisition, and in the event he remains employed with our Company on the date of the closing of the acquisition, would be the per share price for which the Company was acquired multiplied by 500,000.  Based on the closing price of our Common Stock on September 30, 2011 of $0.50, the cash payment that would be due to Mr. Shultz upon a change of control (as defined in the agreement) would be $250,000.

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

No other compensation or benefits would be due to Mr. Shultz based on agreements currently in place between him and our Company.  Mr. Shultz is the only executive with a change of control agreement.

The Level of Salary and Bonus in Proportion to Total Compensation

Because of the commonality of interests among our executives and our shareholders in achieving the sustained, long-term growth of the value of our stock, we seek to keep cash compensation in line with market conditions and, if justified by the Company’s financial performance, place emphasis on the ownership of Company stock and use of stock options as a means of obtaining significantly better than average compensation.  Our efforts to keep cash compensation in line with market conditions to date have been informal and based primarily on discussions with business colleagues in the local marketplace, consultation with a local benefits consulting firm and the review of widely available comparative salary data (specifically we make reference to the periodic publication by the San Diego Union-Tribune of San Diego public company executive salaries compiled from their Securities and Exchange Commission annual filings and to the survey State of CEO and CFO Pay – San Diego Public Companies published by Barney & Barney, LLC).   We also based our conclusions that our cash compensation was in line with market conditions based on our executives’ prior employment histories with other similar sized companies, in similar responsible positions.  We have not engaged in a practice of formal benchmarking of our executive compensation, but expect to formalize our compensation practices in the future should we be successful in growing our business.  Part of such formalization may take the form of benchmarking.  Because of the significant equity stake or equity incentives that our executives maintain in our Company, we believe their cash compensation and benefits received are modest in comparison to similar sized public companies.  We engaged the services of a compensation consultant during the three months ended March 31, 2011 at the request of one of the members of our Board of Directors in order for him to engage the state of executive pay at comparable (in terms of size, location, industry and other characteristics) companies.

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

Compensation Committee

Our Board of Directors at its November 1, 2011 meeting established a compensation committee consisting of non-executive members of the Board, Messrs. Blech, Sucoff and Kolenik.  Decisions concerning compensation matters are to be made by members of the compensation committee based on recommendations made by non-committee members of our Board of Directors or our executive management.

Audit Committee

Our Board of Directors at its November 1, 2011 meeting established an audit committee consisting of the following members of the Board: Messrs. Sucoff (Chairman), Sandson and Kolenik. Our Company does not currently have an audit committee financial expert.  We will continue searching for a candidate for election to the Board of Directors who will qualify as an audit committee financial expert and who also had other desirable qualities for the Board, but as of the date of this report, our Company does not have such a Director.

Executive Compensation

In March and April 2008, our Company operated under severe shortages of cash.  During those months, our executives elected to defer a significant portion of their compensation.  This deferred compensation in the amount of $65,072 remains a liability of our Company at September 30, 2011.

The following table summarizes the compensation to our current and former named executive officers and Directors of our Company for the last two fiscal years ending September 30, 20110 and 2010.  Our executive officers are employed by our Company’s subsidiary, BillMyParents-CA.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation awarded to, earned by, or paid to our executives during the years ended September 30, 2011 and 2010.

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Comp.(1)(4)

Total

Position

Year

($)

($)

($)(2)

($)(2)

Comp ($)

($)

($)

($)

Michael McCoy (6)

2011

15,000

0

0

451,000

0

0

0

466,000

2010

0

0

0

0

0

0

0

0

President and Chief Executive Officer, Chairman and Director

Mark Sandson (8)

2011

48,510

0

0

213,769

0

0

0

262,279

2010

0

0

0

143,500

0

0

0

143,500

Interim Chief Executive Officer

Jonathan Shultz (3)

2011

178,200

86,200

0

356,284

0

0

10,576

631,260

2010

159,277

11,000

0

279,868

0

0

14,632

464,777

Chief Financial Officer/Secretary/Treasurer

James Collas (5)

2011

230,000

152,500

0

72,968

0

0

9,200

464,668

2010

230,000

25,000

0

0

0

0

9,833

264,833

Former President and Chief Executive Officer, Former Director, Current Employee and non-officer executive

Evan Jones (7)

2011

218,297

50,000

0

660,000

0

0

3,000

931,297

2010

0

0

0

0

0

0

0

0

Former Vice President Marketing

(1)

Our Company made group life, health, hospitalization and medical plans available for its employees, including the officers listed herein.

(2)

Refer to “Stock based compensation,” in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option/warrant awards.

(3)

Mr. Shultz was paid on a part-time basis from August 1, 2010 to September 3, 2010.

(4)

Amounts shown include matching contributions to the officers’ 401(k) retirement plans for all years presented.

(5)

Amounts represent full year totals for the year ended September 30, 2011 for Mr. Collas although he resigned as an officer of our Company on April 2011.

(6)

Mr. McCoy’s employment commenced in September 2011 and amounts show here represent the amounts charged to operations through September 30, 2011.  On October 3, 2011, Mr. McCoy was paid his entire first year’s salary totaling $360,000 as per his employment contract dated September 19, 2011.

(7)

Evan Jones was employed with our Company from May 1, 2011 to November 30, 2011.  Prior to his employment, Mr. Jones received compensation under his consulting agreement with the contract from January 10, 2011 to April 30, 2011.  All amounts included above are for the year ended September 30, 2011 and include amounts paid to Mr. Jones both as a consultant and an employee.

(8)

Mr. Sandson served as our interim Chief Executive Officer from April 26, 2011 through September 19, 2011 and was paid as an independent contractor.  Cash amounts included herein are for amounts billed to our Company for services performed in Mr. Sandson’s capacity as Interim Chief Executive Officer.  Amounts included under Option Awards are all amounts recognized in our financial statements for the fiscal years shown as Stock based compensation under Warrant Agreements between Mr. Sandson and our Company.  Such amounts categorized as Option Awards include warrants granted in recognition of Mr. Sandson’s service as a member of our Board of Directors.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the years ended September 30, 2011 and 2010.  The option award amounts were calculated in accordance with generally accepted accounting principles concerning share based payments.

No options or warrants have been exercised by any of the grantees through the date of this Annual Report.  We have recognized the aggregate grant date fair value of option awards issued in our accompanying statements of operations, computed in accordance with FASB Accounting Stands Codification Topic 718.

None of our directors, executives or employees participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by our Company.  None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by our Company.

Outstanding Equity Awards at September 30, 2011

Our Company has not granted stock awards to any executive since its inception.  The following table provides information regarding outstanding equity awards (all in the form of stock options or warrants) to named executives as of September 30, 2011:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael McCoy
8/18/11 grant	1,100,000	9,500,000	0.45	8/18/16
Jonathan Shultz
11/13/07	1,140,000	-	0.48	7/19/16
5/22/08	1,860,000	-	0.48	7/19/16
8/4/11	50,000	1,750,000	0.42	8/4/16

James Collas
8/4/11	100,000	3,500,000	0.42	8/4/16
Evan Jones
1/10/11	1,000,000	1,500,000	0.54	1/10/16
3/10/11	600,000	1,100,000	0.45	3/10/16

Director Compensation

Our directors were compensated for their service on our Board of Directors with warrants to purchase common stock as outlined above.  Unrelated to director compensation, during the year ended September 30, 2011, Mr. Kolenik was paid $35,000 in cash for services performed on the Company’s behalf.  Refer to “Stock based compensation,” in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option/warrant awards.  Amounts included here are equal to the aggregate grant date fair value of option awards issued as computed in our accompanying financial statements for the fiscal years shown in accordance with FASB Accounting Stands Codification Topic 718.  Share based payments granted to Mr. Jones were in the form of a warrant to purchase our common stock.

The following table provides information regarding our director compensation for the year ended September 30, 2011:

Fees

Non-Equity

Non-qualified

Earned

Option/

Incentive

Deferred

All

Or Paid

Stock

Warrant

Plan

Compensation

Other

In Cash

Awards

Awards

Compensation

Earnings

 Compensation

Total

Position

Year

($)

($)

($)

($)

 ($)

($)

($)

Isaac Blech (1)

2011

0

0

170,769

0

0

0

170,769

Patrick Kolenik (2)

2011

0

0

3,667

0

0

0

3,667

Mark Sandson (3)

2011

19,000

0

213,769

0

0

0

232,769

Cary Sucoff (4)

2011

0

0

127,769

0

0

0

127,769

(1)

Includes warrants to purchase up to 350,000 shares of common at an exercise price of $.48 per share granted on July 19, 2011 and expiring July 19, 2016, and warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.42 per share granted on August 4, 2011 and expiring on August 4, 2016.  Effective November 1, 2011, Mr. Blech was named Vice Chairman of our Board of Directors.  Amounts shown above do not reflect an award of five-year warrants vesting over three years to purchase up to 2,500,000 shares of common stock awarded to Mr. Blech on that date.

(2)

Includes warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.44 per share granted on September 21, 2011 and expiring on September 21, 2016. None of the following payments are included in the Director Compensation Table above:  On May 8, 2009, we entered into an agreement with Mr. Kolenik to provide strategic advisory services to our Company through May 2011.  During the year ended

September 30, 2011, Mr. Kolenik was issued 112,000 shares of common stock (140,000 in fiscal 2010), and warrants to purchase up to 112,000 common shares at $1.00 per share (140,000 in fiscal 2010).  Mr. Kolenik was also granted an additional warrant to purchase up to 100,000 shares of our common stock during the year ended September 30, 2011 in connection with consulting services rendered.  In May 2011, we entered into a new agreement with Mr. Kolenik for strategic advisory services in exchange for cash consideration totaling $50,000.  None of these payments noted here are included in the Director Compensation Table above.

(3)

Includes warrants to purchase up to 450,000 shares of common stock at an exercise price of $.48 per share granted on July 19, 2011 and expiring July 19, 2016, and warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.48 per share granted on August 4, 2011 and expiring on August 4, 2016. Unrelated to director compensation, from April 2011 through September 30, 2011, Mr. Sandson served as our interim Chief Executive Officer and received cash compensation totaling $48,510.

(4)

Includes warrants to purchase up to 250,000 shares of common stock at an exercise price of $.48 per share granted on July 19, 2011 and expiring July 19, 2016, and warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.42 per share granted on August 4, 2011 and expiring on August 4, 2016.   Unrelated to director compensation, in July 2011, Mr. Sucoff was paid $35,000 in cash for services performed on the Company’s behalf.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 16, 2011 (the “SO Date”), we had 97,218,843 shares of common stock and 4,325 shares of Series A Cumulative Convertible Preferred stock (the “Series A Preferred Stock”) issued and outstanding.  The Series A preferred stock is convertible into 1,310,607 shares of our Company’s Common Stock.  Options and warrants exercisable or convertible as of the SO Date or within sixty (60) days thereafter are used in determining the each individual’s percentage of shares beneficially owned on the table below. The following table sets forth as of the SO Date, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series A Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors Michael McCoy (2)	2,100,000	2.09%
Jonathan Shultz (3)	3,318,686	3.26%
Isaac Blech (4)	43,329,110	36.30%
Cary Sucoff (5)	1,965,748	1.96%
Patrick Kolenik (6)	1,287,242	1.29%
Mark Sandson (7)	1,327,047	1.33%
All directors and executive officers as a group (6 persons)	53,327,833	46.23%

5% or Greater Ownership
Isaac Blech(4)	43, 329,110	36.30%
James Collas(8)	6,166,845	6.22%

_____________________________________________________________

(1)

Unless otherwise noted, the address is c/o BillMyParents, Inc. 6440 Lusk Blvd., Suite 200, San Diego California 92121.

(2)

Amounts include shares of common stock that would result from the exercise of outstanding options to purchase 2,100,000 shares of our common stock.

(3)

Amounts include shares of common stock that would result from the exercise of outstanding options and warrants to purchase 3,318,686 shares of our common stock.

(4)

Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 20,829,110 shares of our common stock.

(5)

Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 1,670,748 shares of our common stock.

(6)

Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 885,242 shares of our common stock.

(7)

Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 1,077,048 shares of our common stock.

(8)

Amounts include shares of common stock that would result from the exercise of outstanding options to purchase 637,372 shares of our common stock.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions.  Our Company closely reviews transactions between the Company and persons or entities considered to be related parties (collectively “related parties”).  Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our common stock (or an immediate family member of these persons) has a direct or indirect material interest.  Transactions of this nature require the approval of our management and our Board of Directors.  We believe such transactions were at terms comparable to those we could have obtained from unaffiliated third parties.  Since October 1, 2009, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below.

During the year ended September 30, 2011, we entered into subscription agreements with a member of our Board of Directors, Isaac Blech, pursuant to which we issued 20,000,000  shares of our common stock and five-year warrants to purchase up to an additional 18,125,000 shares  of our common stock with an exercise price of $0.40 per share, in exchange for gross proceeds totaling $8,000,000.  We also issued warrants to purchase up to a total of 1,500,000 shares of our common stock with an exercise price of $0.60 per share to Equity Source Partners, LLC (“ESP”), who assisted us in connection with the transactions (these totals do not reflect amounts received in connection with convertible debt described below).  A principal of ESP Cary Sucoff, became a member of our Company’s Board of Directors in May 2011.

During the year ended September 30, 2010, ESP assisted our Company in connection with the equity financing transactions and they or its designees earned the fees and commissions totaling $71,750.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and paid it or its designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase up to one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  From inception of the agreement through June 30, 2011, ESP and its designees earned cash totaling $164,400, 50,000 shares of our common stock and warrants to purchase up to 1,343,000 shares (also included in totals previously described above) of our common stock under the agreement.  In July 2011, Mr. Sucoff (a principal of ESP and a member of our Board of Directors) was paid $35,000 in cash for services performed on the Company’s behalf, all of which was charged to general and administrative expenses during the year ended September 30, 2011.

On May 8, 2009, we entered into an agreement with Patrick Kolenik to provide strategic advisory services to our Company through May 2011.  Mr. Kolenik was named to our Company’s Board of Directors in August 2011.  During the year ended September 30, 2011, Mr. Kolenik was issued 112,000 shares of common stock (140,000 in fiscal 2010), and warrants to purchase up to 112,000 common shares at $1.00 per share (140,000 in fiscal 2010).  Mr. Kolenik was also granted an additional warrant to purchase up to 100,000 shares of our common stock during the year ended September 30, 2011.  Noncash charges to operations during the year ended September 30, 2011 in connection with our issuance of common shares and warrants to Mr. Kolenik totaled $102,600 ($124,040 in fiscal 2010).  In May 2011, we entered into a new agreement with Mr. Kolenik for strategic advisory services in exchange for cash consideration totaling $50,000.

On August 13, 2010, we entered into a Convertible Promissory Note Agreement (the “$1M Note”) with Mr. Blech payable for $1,000,000 at 5% interest, due February 13, 2011 (the “Maturity Date”).  The $1M Note and all accrued interest was converted by Mr. Blech’s into 2,500,000 shares of our Company’s restricted common stock at a price of $0.40 per share on November 24, 2010.  In addition Mr. Blech was issued warrants to purchase up to 625,000 shares of our Company’s restricted common stock at a price of $0.40 per share pursuant to a Warrant Agreement (the “Warrant”) with a five year term executed concurrently between Mr. Blech and our Company, and upon conversion of the $1M Note, was issued warrants to purchase an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share pursuant to the terms of a warrant agreement (the “Additional Warrant”) in the same form as the Warrant.    In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 62,500 additional shares of common stock at an exercise price of $0.40 per share to reflect the interest due to him under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

Parent Companies.  We do not have a parent company.

Director Independence.  Mr. McCoy as an executive officer of our Company is not considered to be an independent director under the NASDAQ listing standards.  The Board has determined that Messrs. Blech, Kolenik, Sandson and Sucoff are independent directors under the NASDAQ listing standards.  Messrs. Kolenik, Sandson and Sucoff are members of the Audit Committee of our Company with Mr. Sucoff acting as Chairman.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

On October 8, 2008, our Company engaged BDO USA, LLP.  BDO USA, LLP has audited our financial statements from the year ended September 30, 2008 through the year ended September 30, 2011.

(1) Audit Fees

The aggregate fees during the years ended September 30, 2011 and 2010 for professional services rendered by the principal accountants BDO USA, LLP for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements (including expenses) totaled $64,509 and $45,255, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by BDO USA, LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by BDO USA, LLP for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2011 and 2010.

(4) All Other Fees

No aggregate fees were billed for professional services provided by BDO USA, LLP, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2011 and 2010.

(5) Audit Committee

The registrant's Board of Directors, which formerly performed the functions of the Audit Committee prior to its establishment on November 1, 2011, previously approved BDO USA, LLP’s performance of services for the audit of the registrant’s annual financial statements for the years ended September 30, 2011 and 2010.  Audit-related fees, tax fees, and all other fees, if any, were also approved by the Board of Directors.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15 – Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.1a	Amendment to Amended and Restated Articles of Incorporation (13)
3.2	Bylaws (3)
3.3	Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (4)
10.2	2007 Equity Incentive Plan (1)
10.10	Change of Control Agreement with Jonathan Shultz dated August 11, 2008(5)
10.25	Investor relations agreement dated February 12, 2010 (6)
10.26	Stock contribution and disposition restriction agreement with Chris Nicolaidis dated February 11, 2010 (6)
10.27	Investor relations agreement with Kay Holdings, Inc. dated May 10, 2010 (7)
10.28	Agreement with Equity Source Partners, LLC dated April 30, 2010 (7)
10.30	Investor relations agreement with Two Eight, Inc. dated April 7, 2010 (7)
10.31	Financial Advisory Services agreement with Iroquois Master Fund Ltd. dated June 24, 2010 (8)
10.32	Investor Relations Agreement with Kay Holdings, Inc. dated December 29, 2010(9)
10.33	Subscription Agreement dated January 19, 2011(10)
10.34	Common Stock Purchase Warrant dated January 19, 2011(10)
10.35	Registration Rights Agreement dated January 19, 2011(10)
10.39	Employment agreement between the Company and James Collas dated January 31, 2011 (11)
10.40	Employment agreement between the Company and Jonathan Shultz dated January 31, 2011(11)
10.43	Agreement and Release between the Company and James P. Collas dated April 26, 2011 (12)
10.46	Warrant Agreement with Mark Sandson dated July 19, 2011 (14)
10.47	Stock Option Modification Agreement with Jonathan Shultz dated July 19, 2011 (14)
10.48	Form of Warrant Agreement with named members of Company’s Board of Directors dated August 4, 2011(15)
10.49	Stock Option Agreement with Jonathan Shultz dated August 4, 2011(15)
10.50	Investor Relations Agreement with SPN Investments, Inc. dated August 5, 2011(15)
10.51	Employment Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.52	Stock Option Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.53	Stock Warrant Agreement with Patrick Kolenik dated September 19, 2011 (16)
10.54	Form of Common Stock Purchase Warrant dated October 21, 2011(17)
10.55	Form of Subscription Agreement dated October 21, 2011 (17)
10.56	Form of Registration Rights Agreement dated October 21, 2011 (17)
10.57	Warrant Agreement with Isaac Blech dated November 1, 2011 (18)
10.58	Form of Common Stock Purchase Warrant dated November 21, 2011(19)
10.59	Form of Subscription Agreement dated November 21, 2011 (19)
10.60	Form of Registration Rights Agreement dated November 21, 2011(19)
10.61*	Employment Agreement with Evan Jones dated May 1, 2011
11.1	Statement re Computation of Per Share Earnings (20)
14.1	Code of Business Conduct and Ethics (21)
21.1*	Listing of Subsidiaries
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on June 11, 2008
(5)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 14, 2008
(6)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 12, 2010
(7)	Incorporated herein by reference to the registrant’s Form 10-Q filed on May 14, 2010
(8)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 12, 2010
(9)	Incorporated herein by reference to the registrant’s Form 10-K filed on December 29, 2010
(10)	Incorporated herein by reference to the registrant’s Form 8-K filed on January 19, 2011
(11)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 1, 2011
(12)	Incorporated herein by reference to the registrant’s Form 8-K filed on April 26, 2011
(13)	Incorporated herein by reference to the registrant’s Form 8-K filed on May 13, 2011
(14)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 21, 2011
(15)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 10, 2011
(16)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2011
(17)	Incorporated herein by reference to the registrant’s Form 8-K filed on October 25, 2011
(18)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 4, 2011
(19)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 25, 2011
(20)	Included within the financial statements filed in this Annual Report
(21)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2011

BillMyParents, Inc., a Colorado corporation

By: /s/ MICHAEL R. MCCOY

Michael R. McCoy, Chief Executive Officer

Power of Attorney

We, the undersigned directors and/or officers of BillMyParents, Inc., a Colorado corporation, hereby severally constitute and appoint Michael R. McCoy, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done  that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto,, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date
/s/MICHAEL R. MCCOY Michael R. McCoy	Chief Executive Officer, President and Director (Principal Executive Officer)	December 21, 2011
/s/ISAAC BLECH Isaac Blech	Director	December 21, 2011
/s/ MARK SANDSON Mark Sandson	Director	December 21, 2011
/s/ CARY SUCOFF Cary Sucoff	Director	December 21, 2011
/s/PATRICK KOLENIK Patrick Kolenik	Director	December 21, 2011
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 21, 2011