Form 10-Q
period 2011-12-31
BillMyParents, Inc.
filed 2012-02-13
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011

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

At February 10, 2012, there were 97,570,480 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and September 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2011 and 2010

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2011 and 2010

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Item 4 –

Controls and Procedures

PART II: Other Information

Item 1 –

Legal Proceedings

Item 1A –

Risk Factors

Item 2 –

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

Mine Safety Disclosures

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

BILLMYPARENTS, INC.
Condensed Consolidated Balance Sheets

	December 31, 2011 (unaudited)	September 30, 2011

Assets
Current assets:
Cash and cash equivalents	$1,351,604	$1,386,402
Amounts on deposit with card processor	103,994	90,359
Amounts on deposit with or due from merchant processors	131,314	41,793
Prepaid insurance	36,292	53,042
Prepaid officer compensation	263,418	-
Other current assets	64,238	-

Total current assets	1,950,860	1,571,596

Other assets	5,052	5,052

	$1,955,912	$1,576,648

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$605,033	$1,456,366
Accrued and deferred personnel compensation	65,078	81,932
Derivative liabilities	702,435	1,289,520

Total current liabilities	1,372,546	2,827,818

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 4,325 shares issued and outstanding	4	4
Common stock; $0.001 par value; 300,000,000 shares authorized; 97,278,814
shares issued and outstanding (85,322,566 - September 30, 2011)	97,279	85,323
Additional paid-in capital	38,228,824	32,155,789
Accumulated deficit	(37,742,741)	(33,492,286)

Total stockholders' equity (deficiency)	583,366	(1,251,170)

	$1,955,912	$1,576,648
See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended December 31, 2011 and 2010

	2011	2010

Revenues	$235,176	$658

Operating expenses:
Selling and marketing	1,492,478	314,784
Personnel related	1,955,128	794,296
Processing	911,127	174,488
General and administrative	234,015	114,580

Total operating expenses	4,592,748	1,398,148

Loss from operations	(4,357,572)	(1,397,490)

Nonoperating income (expense):
Interest expense	-	(133,379)
Interest income	1,450	962
Change in fair value of derivative liabilities	105,667	155,967

	107,117	23,550

Net loss and comprehensive net loss	$(4,250,455)	$(1,373,940)

Basic and diluted net loss per share	$(0.04)	$(0.02)

Basic and diluted weighted average number of common
shares outstanding used in computing basic and
diluted net loss per share	94,588,500	58,511,465

See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(4,250,455)	$(1,373,940)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	-	3,578
Stock based compensation	1,355,931	363,635
Issuance of common stock for services	73,999	40,800
Amortization and accretion of interest expense	-	127,811
Change in fair value of derivative liabilities	(105,667)	(155,967)
Changes in operating assets and liabilities:
Amounts on deposit with card processor	(13,635)	-
Prepaid insurance	16,750	-
Amounts on deposit with or due from merchant processors	(89,521)	-
Prepaid officer compensation	(263,418)	-
Other assets	(64,238)	(38,740)
Accounts payable and accrued liabilities	(851,333)	(25,260)
Accrued and deferred personnel compensation	(16,854)	-

Cash flows from operating activities	(4,208,441)	(1,058,083)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	4,173,643	3,114,753
Repayments of note payable	-	(352,720)

Cash flows from financing activities	4,173,643	2,762,033

Change in cash and cash equivalents	(34,798)	1,703,950

Cash and cash equivalents, beginning of period	1,386,402	730,361

Cash and cash equivalents, end of period	$1,351,604	$2,434,311

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$5,568

Noncash investing and financing transactions:
Conversion of convertible note payable	$-	$863,017

See accompanying notes.

1.

Basis of Presentation

BillMyParents, Inc. (formerly known as Socialwise, Inc., hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, BillMyParents, Inc. (“BillMyParents-CA”), we issue prepaid cards to young people.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “BMPI.”  The accompanying unaudited consolidated financial statements include the accounts of our Company and BillMyParents-CA as of and through September 30, 2011.  All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2011 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2011.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, our auditors raised concerns about our ability to continue as going concern in their opinion on our financial statements at and for the year ended September 30, 2011.  Additionally, we have incurred net losses, had a deficit in stockholders’ equity as of September 30, 2011 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern.  In response to our Company’s cash needs, through the date of this report we raised additional cash through the sale of common stock and warrants as described in our footnotes that follow.  All additional amounts raised will be used for our future investing and operating cash flow needs.

We also currently plan to (although there can be no assurance) consummate sales of additional equity through the sale of unregistered shares of our Company’s preferred or common stock (accompanied by warrants to purchase our common stock).  All additional amounts raised will be used for our future investing and operating cash flow needs.  However there can be no assurance that we will be successful in consummating such financing.    This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Certain reclassifications have been made to the balances at September 30, 2011 and for the three months ended December 31, 2010 to conform to the current year’s presentation.

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

Revenue Recognition

We recognize revenue at the time we provide services contracted for by customers in accordance with the cardholder agreement, our fees for the transaction is fixed (specified in the cardholder agreement) and collection from the customer is reasonably assured (provided no significant obligations remain).  Through September 30, 2011, all cash we received from cardholder transactions was remitted to us by our merchant processors within one day of when we satisfied the criteria for revenue recognition, and thus we did not have significant balances of either accounts receivable or deferred revenues.  We do not anticipate collecting sales taxes in the future in connection with our products or services.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and all applicable standards governing our Company’s financial accounting.

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Stock Based Compensation

We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate.

Derivatives

We account for certain of our outstanding warrants as derivative liabilities.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  At December 31, 2011 and September 30, 2011, their fair values were $702,435 and $1,289,520, respectively.  During the three months ended December 31, 2011, we reclassified derivative liabilities totaling $481,418 to additional paid-in capital.  We also recognized a gain from the change in fair value of derivative liabilities during the three months ended December 31, 2011 totaling $105,667 ($155,967 for the three months ended December 31, 2010) due to a decrease in the value of the related derivative securities.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our common stock increases.

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

Our financial instruments are cash and cash equivalents, accounts payable and derivative liabilities. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.  The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.  The derivative liabilities are the only Level 3 valuations.

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 1,310,606 and 4,089,584 shares for the three months ended December 31, 2011 were excluded from the weighted average number of shares outstanding used to compute basic and diluted earnings per share, respectively, due to their anti-dilutive effect (2,460,606 and 3,646,751 for the three months ended December 31, 2010).

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  Advertising expenses totaled $1,137,708 and $187,500 for the three months ended December 31, 2011 and 2010, respectively.

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

3.

Issuances of common stock and warrants

During the three months ended December 31, 2011 and 2010, we issued 60,000 and 48,000 shares of our common stock, respectively, to a contractor in exchange for programming services performed.  In connection with these issuances of shares, we recognized expenses of $24,000 during the three months ended December 31, 2011 and 2010.

During the three months ended December 31, 2011, we entered into subscription agreements with 56 accredited investors pursuant to which we issued 11,771,250 shares of our common stock and warrants to purchase up to an additional 1,692,815 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance and warrants to purchase up to an additional 5,000,000 shares of our common stock with an exercise price of $0.50 per share with a term of five years after their date of issuance, in exchange for gross proceeds totaling $4,708,500 ($4,173,643 net of cash commissions and related expenses totaling $534,857).  We also issued five-year warrants to purchase up to a total of up to 1,177,125 shares of our common stock with an exercise price of $0.60 per share to Maxim Group LLC (“Maxim”) who assisted us in connection with the transactions.

During the three months ended December 31, 2010, we entered into subscription agreements with 46 accredited investors pursuant to which we issued 8,905,875 shares of our common stock and warrants to purchase an additional 4,804,406 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 1,875,000 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $3,562,350 ($3,114,754 net of cash commissions and related expenses totaling $447,596).  We also issued warrants to purchase a total of 1,727,810 and 300,000 shares of our common stock with exercise prices of $0.60 per share to Maxim and Equity Source Partners, LLC (“ESP”) who assisted us in connection with the transaction.  A principal of ESP (Cary Sucoff), became a member of our Company’s Board of Directors in May 2011.  Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by the Vice Chairman of our Board of Directors since March 2011, Mr. Isaac Blech, of 2,500,000 and 1,875,000, respectively (Mr. Blech’s totals do not reflect shares or warrants to purchase shares received in connection with convertible debt described below).

On November 24, 2010, we received notice from Mr. Blech, the holder of a convertible note payable issued in August 2010 with an outstanding principal balance of $1 million of his election to convert the note into 2,500,000 shares of the Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with Mr. Blech, he was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share (he previously received a warrant to purchase up to 625,000 shares of common stock at $0.40 per share at the inception of the note).  In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 62,500 additional shares of common stock at an exercise price of $0.40 per share to reflect the interest due to him under the terms of the Note from inception until its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

This description of our issuances of common stock and warrants does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

4.

Series A Convertible Preferred Stock

At December 31 and September 30, 2011, we had 4,325 of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.  The Series A Stock was originally issued to investors for $100 per share.  The following summarizes the terms of the preferred stock outstanding:

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

The preferred stock is convertible into 1,310,607 shares of our common stock at an effective price of $0.33 per share.

5.

Agreements for services

Investor related services

On August 5, 2011, we entered into an investor relations services agreement with SPN Investments, Inc. (“SPN”) that will result in SPN receiving 1,000,000 shares of our common stock through August 4, 2012, such amounts vested and to be vested as follows: 1) 500,000 shares at execution of the agreement; 2) 41,674 shares on the one month’s anniversary of the agreement’s execution; and 3) 41,666 shares on the second through twelfth months’ anniversary of the agreement’s execution.  Through December 31, 2011, SPN has earned 666,672 shares of common stock under this agreement and we have recognized a noncash charge to general and administrative expense totaling $266,669 in connection with these shares ($50,000 during the three months ended December 31, 2011).

On December 29, 2010, we entered into an investor relations services agreement with Kay Holdings, Inc. (“Kay” - Kay and SPN have a common principal officer) for the provision of investor relations services through (as modified) March 31, 2011 in exchange for

1,500,000 shares of our common stock.  Also in December 2010, we issued 500,000 shares of our common stock to Kay in connection with investment funding received in November 2010.

Beginning on April 28, 2010, we entered into a series of agreements with Maxim (the last of which was signed in January 2012) to act as a non-exclusive placement agent for the sales of equity securities of our Company.  Under the terms of the agreements to date with Maxim, they received a cash payment equaling 10% of the proceeds raised from investors introduced to the Company by Maxim and warrants to purchase up to between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced by Maxim.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and paid them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase up to one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  From inception of the agreement through September 30, 2011, ESP and its designees earned cash totaling $164,400, 50,000 shares of our common stock and warrants to purchase up to 1,343,000 shares (also included in totals previously described above) of our common stock under the agreement (no amounts were earned or paid since September 30, 2011 and no future sums are expected to paid under this agreement).

On May 8, 2009, we entered into an agreement with Patrick Kolenik to provide strategic advisory services to our Company through May 2011.  Mr. Kolenik was named to our Company’s Board of Directors in August 2011.  Through September 30, 2011, Mr. Kolenik was issued a total of 402,000 shares of common stock and five-year warrants to purchase up to 402,000 and 100,000 common shares with exercise prices of $1.00 and $0.60 per share, respectively.  Noncash charges to operations during the three months ended December 31, 2010 in connection with our issuance of common shares and warrants to Mr. Kolenik totaled $39,060.

6.

Notes Payable

On March 31, 2009, we issued a 12% Senior Note payable for $750,000 originally due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  The Note was neither convertible nor secured and carried certain operating and other covenants as well as prescribing certain events of default.  Our Company subsequently extended the maturity date of the Note three times and tendered 225,000 additional shares of its common stock to the holder.  In November 2010, we tendered $358,288 to the holder in order to pay in full the remaining principal and accrued interest due and retired the Note.  We recognized interest expense (including the amortization of prepaid interest from the cost related to the prior issuance of shares of our common stock) in connection with the Note totaling $27,790 for the three months ended December 31, 2010.

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

7.

Stockholders’ equity

Stock options

On August 4, 2011, our Board of Directors approved the adoption of the BillMyParents, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as approved by the Board of Directors but subject to future shareholder approval) shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company.

Through December 31, 2011, we have outstanding a total of 21,865,000 incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 2012 to November 2016.  During the three months ended December 31, 2011, we issued options to purchase up to 100,000 shares of our Company’s common stock.

Warrants

Our Company issued warrants to purchase up to 2,600,000 shares of our common stock during the three months ended December 31, 2011, including five-year warrants to purchase up to 2,500,000 shares (exercise price of $0.51 per share) to Mr. Blech.  During the three months ended December 31, 2010, we issued warrants to purchase up to 292,000 shares of our common stock to advisors (including 42,000 to Mr. Kolenik).  Through December 31, 2011, we have issued warrants to purchase up to a total of 26,506,103 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised, warrants to purchase up to 1,286,226 shares of common stock have expired and warrants to purchase up to 3,845,000 shares of common stock have been cancelled.  Warrants to purchase up to 21,324,877 shares of common stock remain outstanding at December 31, 2011, 13,076,805 of which have vested.  The warrants have remaining terms ranging from 2 to 58 months as of December 31, 2011 and exercise prices ranging from $0.40 to $1.00 per share.

Through December 31, 2011, we have also issued warrants to purchase up to 47,108,031 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 43,958,062 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at December 31, 2011 are as follows:

Options and Warrants Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
1,936,250	$ 0.58	1,936,250	2nd Qtr, 2012
1,110,313	0.59	1,110,313	3rd Qtr, 2012
1,207,244	0.60	1,207,244	4th Qtr, 2012
337,000	0.65	337,000	1st Qtr, 2013
500,000	0.55	500,000	2nd Qtr, 2013
295,000	0.62	295,000	3rd Qtr, 2013
-	-	-	4th Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
516,667	0.57	516,667	2nd Qtr, 2014
910,000	0.64	880,000	3rd Qtr, 2014
1,150,000	0.50	1,112,500	4th Qtr, 2014
1,376,600	0.50	1,376,600	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	159,000	3rd Qtr, 2015
1,158,777	0.45	1,158,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
11,042,000	0.48	8,787,818	2nd Qtr, 2016
14,415,500	0.43	14,378,000	3nd Qtr, 2016
26,459,375	0.45	7,966,665	4th Qtr, 2016
10,469,940	0.53	1,249,346	1st Qtr, 2017
87,147,939		57,075,453

Stock-based compensation

During the three months ended December 31, 2011, we recognized stock-based compensation expense totaling $1,355,931 ($363,635 for the three months ended December 31, 2010) in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended December 31, 2011: expected life (in years) – 3.48 years; weighted average volatility – 187.68%; forfeiture rate – 0%; risk-free interest rate – 1.41%; and expected dividend rate – 0%.  At December 31, 2011, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $0.51 per share while the corresponding weighted average remaining contractual period was approximately 25.1 months.  As of December 31, 2011, $10,992,459 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2014.

8.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $26,500,000 and $10,700,000, respectively, as of December 31, 2011.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the BillMyParents-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL will likely expire unused.

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

Results of Operations

Revenues

Our Company had total revenues of $235,176 for the three months ended December 31, 2011 ($658 for the three months ended December 31, 2010).  Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues.  We do not charge our cardholders for new card initiation fees at present.  We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements.  Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Our prepaid card product offerings are marketed primarily to parents, enabling them to link and communicate with younger cardholders (generally their children or other young people in their care) in order to guide responsible spending.  Our products have been designed with significant features that we hope consumers will find compelling.  Going forward we plan to market our products (both online and in traditional retail settings) to the public as a convenient and safe youth payment system.  For the early portion of fiscal 2011, our revenues included insignificant amounts from a former (and now discontinued) product offering that was only available as a payment method on several youth gaming sites.

While we are optimistic about the prospects for prepaid card products, since this is a relatively new product offering there can be no assurance about whether or when they will turn out to be a successful or if they will generate sufficient revenues to fund our operations over future periods.

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we have reclassified our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) processing; and 4) general and administrative expenses.  We do not allocate common expenses to any of these expense categories.  Amounts from the three months ended December 31, 2010 have been reclassified to conform to the current year’s presentation format.

Selling and marketing expenses

Selling and marketing expenses for the three months ended December 31, 2011 totaled $1,492,475 ($314,748 for the three months ended December 31, 2010).  Included in these expenses for the three months ended December 31, 2011 were marketing consulting expenses totaling $219,382 ($79,449 for the three months ended December 31, 2010), an increase of $139,933 or more than 1.76 times over the previous year’s total.  We incurred significant expenses in this area due to our attempts at engaging experienced brand managers in order to best present our product to our intended primary target market - parents of young people.  Related to this marketing focus, we incurred expenses related to marketing programs and public relations totaling $71,095 and $34,923, respectively, in fiscal 2012 compared to $13,750 and $32,214, respectively, in fiscal 2011 (a total increase of $60,054 or 1.3 times the prior fiscal year to date’s outlay).  Expenses incurred in these areas overwhelmingly represented our Company’s brand awareness efforts and we expect such expenses to either decrease in absolute terms and/or in relative terms (in comparison to forecast revenues and total operating expenses) in fiscal 2012.

We also incurred direct marketing expenses of $1,138,376 for the three months ended December 31, 2011 compared to a total of $187,500 for the three months ended December 31, 2010 (an increase of $950,876 or over 5 times the previous fiscal period’s total).  Direct marketing expenditures represent primarily Internet based advertising intended to sign up new prepaid cardholder accounts.  We expect that direct marketing expenses will increase on an absolute basis in fiscal 2012 as we hope to increase the number of cardholder accounts in the upcoming year.  We intend however to drive these costs lower on a per new-account-acquired basis in fiscal 2012.

Personnel related expenses

Personnel related expenses totaled $1,955,128 for the three months ended December 31, 2011 ($794,292 for the three months ended December 31, 2010).  This amounted to an increase of $1,160,836 or 146.2%.  More significant components of these expenses for the three months ended December 31, 2011 and 2010 included: 1) salaries and wages - $757,098 and $374,909, respectively (an increase of $382,189 and 101.9% - $150,000 of which pertained to a departed executive whose position will not be replaced); 2) stock based compensation (a noncash expense) - $1,355,933 and $363,635, respectively (increase of $992,298 and 272.9%); and 3) consulting and outside services - $34,200 and $15,319, respectively (increase of $18,881 and nearly 1.24 times over fiscal 2011).  The remaining expenses not detailed above remained roughly equivalent to the prior year’s amounts or increased in line on a percentage basis with the increases noted previously.  Overall increases in personnel related expenses reflected the addition of employees and consultants in the latter part of fiscal 2011 to match significantly higher activities surrounding our operations.  Most notable was the inclusion for most of fiscal 2012 of two highly compensated executives.

Processing expenses

Processing expenses totaled $911,127 for the three months ended December 31, 2011 ($174,488 for the three months ended December 31, 2010).  This resulted in an increase of $736,639 or more than 4.2 times more from fiscal 2011 to fiscal 2012.  Included in processing expenses were contracted software development of $264,114 in fiscal 2012 ($123,801 in fiscal 2011, an increase of $140,313 or 113.3%).  Card and account holder related processing and related expenses totaled $90,320 in fiscal 2011 compared with $29,000 in fiscal 2010 (an increase of $61,320 or more than 2.1 times higher from fiscal 2011 to fiscal 2012).  Card creation and account initiation expenses were $136,722 and 102,584, respectively during the three months ended December 31, 2011, up from nearly nothing during our first quarter of fiscal 2011.  Contracted customer service expenses were $109,418 and $5,488 for the three months ended December 31, 2011 and 2010, respectively.  Substantial increases in processing expenses were the result of scaling our account holder base from an insignificant total during the previous fiscal year to the levels we reached through December 31, 2011.  We would expect that processing expenses will continue to increase on an absolute basis based on our forecast growth in the number of our cardholders; however our plan is to aggressively reduce such costs on a per account basis over time.

General and administrative expenses

General and administrative expenses totaled $234,015 and $114,580 for the three months ended December 31, 2011 and 2010, respectively.  This resulted in an increase of $119,435 or 104.2% from fiscal 2011 to fiscal 2012.  The largest component of these expenses was from noncash charges recognized in connection with the grant of shares of our common stock to third parties for investor relations consulting totaling $49,998 in fiscal 2012 ($16,800 in fiscal 2011 – an increase of $33,198 or 197.6%).  Professional fees consisting of accounting, bank, insurance and legal fees totaled $90,861 in fiscal 2012 compared to $52,231 in fiscal 2011, an increase of $38,630 or 74.0%.  Facility related expenses were $9,439 and $8,314 for the three months ended December 31, 2011 and 2010, respectively.  Travel and meals related expenses totaled $22,585 and $3,811 for fiscal 2012 and fiscal 2011, respectively, an increase of

$18,774 or over 4.9 times the prior year total.  We expect that overall general and administrative expenses will increase in fiscal 2012 but will be a smaller percentage of revenues and overall expenses in the upcoming year.

Total operating expenses

Total operating expenses for the three months ended December 31, 2011 were $4,592,748 ($1,398,148 for the three months ended December 31, 2010).  The increase in operating expenses of $3,194,604 or nearly 2.3 times the previous comparable period’s level was noted previously throughout above.  Included in the total operating expenses were noncash expenses totaling $1,429,930 and $408,013 for fiscal 2012 and fiscal 2011, respectively.

Nonoperating Income and Expense

For the three months ended December 31, 2011 and 2010, interest income totaled $1,450 and $962, respectively, while we incurred no interest expense in fiscal 2012 compared to $133,379 for the three months ended December 31, 2010.  Interest expense for fiscal 2011 included cash interest paid on amounts outstanding from October 1, 2010 through November 2010 of $5,568 and noncash interest expense resulting from the amortization and accretion of discounts on the same liabilities totaling $127,811.

We recognized a gain from the change in the fair value of derivative liabilities of $105,667 in fiscal 2012 compared to $155,967 in fiscal 2011.  These derivative liabilities are the full value of warrants issued with unexpired anti-dilution privileges.

Net Loss and Net Loss per Share

For the three months ended December 31, 2011, our net loss totaled $4,250,455 ($1,373,940 for the three months ended December 31, 2010).  Our basic and diluted net loss per share was $0.04 and $0.02 for the three months ended December 31, 2011 and 2010, respectively.  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effect.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At December 31, 2011, our total assets were $1,955,912, while we had working capital of $169,344.  Total liabilities were $1,372,546 (all of which were current) and our stockholders’ equity totaled $583,366.  Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants issued with anti-dilution provisions) totaling $702,435.  These liabilities represent the entire calculated fair value of the warrants (including the value of the anti-dilution feature in isolation) and they do not represent a future claim on our Company’s cash flows as they are never required to be settled in cash by our Company.  Any future settlement of these securities could result either: 1) upon their expiration unexercised; or 2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by the outstanding warrants accounted for as derivatives).

From October 1, 2011 through November 21, 2011, we entered into subscription agreements with accredited investors pursuant to which we issued a total of 11,771,250 shares of our Common Stock, and five year warrants to purchase up to an additional 6,224,065 shares of our Common Stock at exercise prices ranging from $0.50 to $0.60 per share, in exchange for gross proceeds totaling $4,708,500.  This financing transaction resulted in net proceeds to us of $4,173,643, after deducting fees and expenses.    We plan to raise additional funding through the sale of unregistered common stock and warrants although there can be no assurance that we will be successful in raising such funds.  This description of our recent financing and our future plans does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Our cash and cash equivalents balance at December 31, 2011 totaled $1,351,604.  During the three months ended December 31, 2011, cash flows resulted from the sale of unregistered common stock and warrants to purchase common stock described above, offset by negative cash flows from operating activities totaling $4,208,441.

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

Going Concern

As noted above (and by our independent registered public accounting firm in its report on our consolidated financial statements as of and for the year ended September 30, 2011), there exists substantial doubt about our ability to continue as a going concern through our fiscal year ended September 30, 2012.  Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We continually evaluate our estimates and judgments and we base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances.  Materially different results can occur as circumstances change and additional information becomes known. There were no changes in our critical accounting policies during fiscal 2012.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

 We have a very limited operating history overall and have only recently embarked on our current corporate focus of providing online payment solutions. We completed our acquisition of BillMyParents-CA on October 16, 2007. BillMyParents-CA was formed in April 2007 to pursue opportunities in the gift card industry. We have since refocused our efforts on providing prepaid cards for young people and their parents. We do not currently have significant operating revenues and have a very limited operating history. We do not have any historical financial data upon which to base planned future operations. Because we have a limited operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company. Furthermore, our revised business focus centered on BMP has been ongoing only since 2009. We have limited experience as to whether BMP will be popular with consumers. Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

Our failure to obtain additional adequate financing would materially and adversely affect our business. We do not currently have sufficient revenues and gross margin to cover our operating expenses and have never been profitable. We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing our BMP Offering.  If we fail to achieve sufficient revenues and gross margin with our BMP Offering, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in the Company.

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

We have limited resources to develop our product offerings.  We face a challenging capital market at the same time that our Company has required funding for the development and marketing of our product offerings.  This has caused and will likely continue to cause us to restrict funding of the development of our products and to favor the development of one product offering over the other based on their relative estimated potentials for commercial success as evaluated by our management.  Our current focus is on our BMP Offering.  The failure of our BMP Offering to be commercially successful would substantially harm our business and results of operations.  Furthermore, in the future we may determine that it is in the best interest of our Company to severely curtail, license, jointly develop with a third party or sell one of our product offerings, which may be on terms which limit the revenue potential of the product offering to our Company.

We rely on third-party suppliers and distributors that are specific to our business and distribution channels such as processors, programmers, social networks and security advisors.  We will be dependent on other companies to provide necessary products and services in connection with key elements of our business.  Any interruption in our ability to obtain these services, or comparable quality replacements would severely harm our business and results of operations.  Our current business model includes our plan to incorporate our BMP Offering within existing social networks.  We will be dependent on these social networks to allow our product offerings to run within their proprietary Internet websites.  Permission for our applications to run on social networks is revocable at any time at the discretion of the social networks. Should any of these adverse contingencies result, they could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Our ability to protect our intellectual property and proprietary technology surrounding our BMP Offering is uncertain. Our future success may depend significantly on our ability to protect our proprietary rights to the intellectual property upon which our products and services will be based.  Our pending U.S. patent application, which includes claims to material aspects of our products and services that are not currently protected by issued patents, may not be issued as patents in a form that will be advantageous to us. Any patents we obtain in the future may be challenged by re-examination or otherwise invalidated or eventually be found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

•

The continued appeal and reputations of our celebrity spokespersons; and

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

Our Company is economically sensitive to general economic conditions, including continued weakening of the economy; therefore a reduction in consumer purchases of discretionary items could consequently materially impact our Company’s future revenues from BMP for the worse. Consumer purchases are subject to cyclical variations, recessions in the general economy and the future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the success of our BMP Offering.

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

  Accounting rules will continue to cause an unfavorable change to the accounting for our financial position. We are required to account for certain of our issued warrants as derivative liabilities. This accounting is occasioned by the anti-dilution provisions of the securities which would reduce their future exercise or conversion price in the event our Company in the future either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price (such an actual reduction in connection with certain of our warrants outstanding and their strike prices have previously occurred). In the future, certain of our warrants outstanding will be marked to market at each future reporting period until such time (perhaps far into the future) that they are converted, cancelled, expire or are exercised for shares of our common stock. Additionally, since not all of our outstanding securities have these anti-dilution provisions, holders of such securities lacking anti-dilution provisions could be disadvantaged vis-à-vis securities outstanding with such features, in the event of a future issuance by our Company of securities for consideration that trigger the anti-dilution provisions. An investor could suffer the loss of a portion or the whole value of their securities in the event of a significant adjustment occasioned by such a future issuance of our Company’s securities.

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

Corporate and Other Risks

We may be subject to fines, sanctions, and/or penalties of an indeterminable nature as a result of potential violations of federal securities laws. The Company may have potentially committed a violation of Section 5 of the Securities Act in connection with a sale of 151,515 shares of common stock in April 2010 included on its registration statement on Form S-1 (File no. 333-153552) which may have not been updated pursuant Section 10(a)(3) of the Securities Act at the time of such sale. Under Section 5, no security may be offered, sold or delivered after sale in interstate commerce unless a registration statement is in effect as to the security, or an exemption from registration is available. Furthermore, Section 5(b) of the Securities Act requires that a prospectus meeting the requirements of Section 10(a) be delivered before or at the same time with a confirmation of sale of a security. While a registration statement was filed and declared effective by the SEC in July 2009, it could be determined that in order for such sale to comply with the Securities Act the registration statement was required to have been updated under Section 10(a)(3) of the Securities Act via a post-effective amendment at the time of the sale of the securities.  Such a determination may make the Company susceptible to potential lawsuits and/or regulatory actions.  Additionally, under state and federal law, such a determination may require that the Company offer a right of rescission to the shareholders who sold securities under the registration statement at such time as the registration statement was required to be updated, and any such right of rescission may also require the payment of statutory interest.  The potential costs, risks and liabilities associated with such potential lawsuits, rights of rescission and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits, rescission offerings and/or regulatory actions are instituted, the Company believes that such actions will not have a material financial effect on the Company.  Also, the Company’s inability to resolve any potential violation of Section 5 of the Securities Act to the satisfaction of the SEC could result in a delay or prohibition in obtaining the effectiveness of any future registration statements, which could hinder or impair the ability to obtain future financing.

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

Our employees, executive officers, directors and insider stockholders beneficially own or control a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Approximately 52% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our employees, directors and executive officers. Accordingly, our employees, directors, executive officers and insider shareholders may have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BillMyParents, Inc., a Colorado corporation

By: /s/ MICHAEL MCCOY

       Michael McCoy, Chief Executive Officer

February 10, 2012

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

February 10, 2012

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report