Form 10-Q
period 2012-03-31
BillMyParents, Inc.
filed 2012-05-10
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

At May 10, 2012, there were 98,269,842 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and September 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2012 and 2011

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

Removed and Reserved

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

BILLMYPARENTS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2012 (unaudited)	September 30, 2011

Assets
Current assets:
Cash and cash equivalents	$683,643	$1,386,402
Amounts on deposit with card processor	117,946	90,359
Amounts on deposit with or due from merchant processors	197,690	41,793
Prepaid insurance	19,542	53,042
Prepaid officer compensation	170,447	-

Total current assets	1,189,268	1,571,596

Other assets	5,052	5,052

	$1,194,320	$1,576,648

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$493,156	$1,456,366
Accrued and deferred personnel compensation	65,078	81,932
Derivative liabilities	629,289	1,289,520

Total current liabilities	1,187,523	2,827,818

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 3,325 shares issued and outstanding	3	4
Series B convertible preferred stock; $0.001 par value; 12,000
shares authorized; 714 shares issued and outstanding	1	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 98,119,842
shares issued and outstanding (85,322,566 - September 30, 2011)	98,120	85,323
Additional paid-in capital	40,813,020	32,155,789
Accumulated deficit	(40,904,347)	(33,492,286)

Total stockholders' equity (deficiency)	6,797	(1,251,170)

	$1,194,320	$1,576,648
See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2012 and 2011

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011

Revenues	$282,339	$6,096	$517,515	$6,754

Operating expenses:
Selling and marketing	303,884	630,730	1,796,362	945,514
Personnel related	2,249,495	797,568	4,204,623	1,591,865
Processing	577,940	286,737	1,489,067	461,225
General and administrative	386,933	883,083	620,948	997,662

Total operating expenses	3,518,252	2,598,118	8,111,000	3,996,266

Loss from operations	(3,235,913)	(2,592,022)	(7,593,485)	(3,989,512)

Nonoperating income (expense):
Interest expense	-	-	-	(133,379)
Interest income	1,161	3,714	2,611	4,676
Change in fair value of derivative liabilities	73,146	113,634	178,813	269,601

	74,307	117,348	181,424	140,898

Net loss and comprehensive net loss	$(3,161,606)	$(2,474,674)	$(7,412,061)	$(3,848,614)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.08)	$(0.06)

Basic and diluted weighted average number of common
shares outstanding used in computing basic and
diluted net loss per share	97,578,724	68,842,595	96,075,442	63,620,265

See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(7,412,061)	$(3,848,614)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	-	7,155
Stock based compensation	3,084,489	900,494
Issuance of common stock for services	289,198	865,600
Amortization and accretion of interest expense	-	127,811
Change in fair value of derivative liabilities	(178,813)	(269,601)
Changes in operating assets and liabilities:
Amounts on deposit with card processor	(27,587)	(63,830)
Prepaid insurance	33,500	(39,230)
Amounts on deposit with or due from merchant processors	(155,897)	8,971
Prepaid officer compensation	(170,447)	-
Other assets	-	33,059
Accounts payable and accrued liabilities	(963,210)	136,376
Accrued and deferred personnel compensation	(16,854)	42

Cash flows from operating activities	(5,517,682)	(2,141,767)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	4,814,923	4,904,242
Repayments of note payable	-	(352,720)

Cash flows from financing activities	4,814,923	4,551,522

Change in cash and cash equivalents	(702,759)	2,409,755

Cash and cash equivalents, beginning of period	1,386,402	730,361

Cash and cash equivalents, end of period	$683,643	$3,140,116

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$5,568

Noncash investing and financing transactions:
Conversion of convertible note payable	$-	$863,017

See accompanying notes.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.

Basis of Presentation

BillMyParents, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, BillMyParents, Inc. (“BillMyParents-CA”), we issue and service prepaid cards marketed to young people and their parents.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “BMPI.”  The accompanying unaudited consolidated financial statements include the accounts of our Company and BillMyParents-CA as of and through March 31, 2012.  All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2011 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2011.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, our auditors raised concerns about our ability to continue as going concern in their opinion on our financial statements at and for the year ended September 30, 2011.  Additionally, we have incurred net losses and through March 31, 2012 have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern.  In response to our Company’s cash needs, through the date of this report we raised additional cash through the sale of common stock and warrants as described in our footnotes that follow.  All additional amounts raised will be used for our future investing and operating cash flow needs.

We also currently plan to attempt to raise additional required capital through the sale of unregistered shares of our Company’s preferred or common stock (accompanied by warrants to purchase our common.  All additional amounts raised will be used for our future investing and operating cash flow needs.  However there can be no assurance that we will be successful in consummating such financing.    This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Certain reclassifications have been made to the balances at September 30, 2011 (as reported in the aforementioned Annual Report) and for the three and six months ended March 31, 2011 to conform to the current year’s presentation.

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

Revenue Recognition

We recognize revenue at the time we provide services contracted for by customers in accordance with the cardholder agreement, our fees for the transaction is fixed (specified in the cardholder agreement) and collection from the customer is reasonably assured (provided no significant obligations remain).  Generally all cash we receive from cardholder transactions is remitted to us by our merchant processors within one day of when we satisfied the criteria for revenue recognition, and thus we do not carry significant balances of either accounts receivable or deferred revenues.  We do not anticipate collecting sales taxes in the future in connection with our products or services.  We believe that our revenue recognition policies are appropriate and in accordance with generally accepted accounting principles and all applicable standards governing our Company’s financial accounting.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Derivatives

We account for certain of our outstanding warrants as derivative liabilities.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  At March 31, 2012 and September 30, 2011, their fair values were $629,289 and $1,289,520, respectively.  During the six months ended March 31, 2012, we reclassified derivative liabilities totaling $481,418 to additional paid-in capital due to the expiration of the anti-dilution provisions of one of the former derivative liability warrants.  We also recognized gains from the changes in fair

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

value of derivative liabilities during the three and six months ended March 31, 2012 totaling $73,146 and $178,813, respectively ($113,634 and $269,601 for the three and six months ended March 31, 2011, respectively) due to a decrease in the value of the related derivative securities.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our common stock increases.

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

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive options and warrants totaling 1,513,144 and 3,741,411 shares for the three months ended March 31, 2012 were excluded from the weighted average number of shares outstanding used to compute basic and diluted earnings per share, respectively, due to their anti-dilutive effect (2,345,222 and 3,672,497 for the three months ended March 31, 2011).

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  Advertising expenses totaled $106,029 and $1,244,405 for the three and six months ended March 31, 2012, respectively ($460,399 and $647,899 during the three and six months ended March 31, 2011, respectively).

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”), 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

3.

Issuances of common stock and warrants

During the three and six months ended March 31, 2012, we issued 80,000 and 140,000 shares of our common stock, respectively, to a contractor in exchange for programming services performed (62,222 and 110,222 during the three and six months ended March 31, 2011, respectively).  In connection with these issuances of shares, we recognized expenses of $32,000 and $56,000 during the three and six months ended March 31, 2012, respectively ($28,000 and $52,000 for the three and six months ended March 31, 2011, respectively).

During the three months ended March 31, 2012, we entered into subscription agreements with 20 accredited investors pursuant to which we issued 714 shares of our Series B preferred stock and warrants to purchase up to an additional 446,250 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance, in exchange for gross proceeds totaling $714,000.  The Series B preferred shares are subject to registration rights granted at the time of their sale.  The Series B preferred stock is convertible (under prescribed conditions) by our Company or the holders into a total of 1,785,000 shares of our Company’s common stock.

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

During the six months ended March 31, 2011, we entered into subscription agreements with 46 accredited investors pursuant to which we issued 13,905,875 shares of our common stock and warrants to purchase an additional 4,804,406 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 5,625,000 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $5,562,350 ($4,904,242 net of cash commissions and related expenses totaling $658,108).  We also issued warrants to purchase a total of 2,477,810 and 550,000 shares of our common stock with exercise prices of $0.60 per share to Maxim and Equity Source Partners, LLC (“ESP”) who assisted us in connection with the transaction.  A principal of ESP (Cary Sucoff) became a member of our Company’s Board of Directors in May 2011.  Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by the Vice Chairman of our Board of Directors (having joined our Board as a director in March 2011) Mr. Isaac Blech, of 7,500,000 and 5,625,000, respectively (Mr. Blech’s totals do not reflect shares or warrants to purchase shares received in connection with convertible debt described elsewhere herein).

On November 24, 2010, we received notice from Mr. Blech, the holder of a convertible note payable issued in August 2010 with an outstanding principal balance of $1 million of his election to convert the note into 2,500,000 shares of the Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with Mr. Blech, he was issued a

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

4.

Convertible Preferred Stock

At March 31, 2012 and September 30, 2011, we had 3,325 and 4,325 shares, respectively, of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.  The Series A Stock was originally issued to investors for $100 per share.  The following summarizes the terms of the Series A preferred stock outstanding:

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

At March 31, 2012, the Series A preferred stock is convertible into 1,007,577 shares of our common stock at an effective price of $0.33 per share.

At March 31, 2012, we had 714 shares of Series B convertible preferred stock outstanding (none at September 30, 2011).  The Series B convertible preferred stock (“Series B Stock”) was issued to investors for $1,000 per share.  The following summarizes the terms of the Series B Stock outstanding:

Face Value:  Each share of Series B Stock has a face and par value of $1,000 and $.001 per share, respectively.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Voluntary Conversion:  Each share of Series B Stock is convertible at the election of the holders at any time into 2,500 shares of our common stock.

Dividends:  None.

Redemption:  The Series B Stock is not required to be redeemed by our Company.

Liquidation Rights:  Upon the occurrence of a liquidation event and after any payments to the holders of Series A Stock, the holders of Series B Stock will be repaid their full face value prior to the receipt of any other class of preferred or common stock.

Forced Conversion:  Each share of Series B Stock shall automatically convert into common stock at the earlier of: 1) the effective date of registration of common shares into which Series B Stock is convertible; or 2) six months from the date of the final closing as defined in the related subscription agreement.

Voting Rights: Equal to the largest number of full shares of common stock into which the shares can be converted.

5.

Agreements for services

Investor related services

In February 2012, we entered into a separate investor relations services agreement under which we agreed to pay $5,000 per month and issued 333,000 shares (and will issue 667,000 additional shares of common stock in the future) for services to be performed on our Company’s behalf through November 2012.  In connection with the shares issued, we recognized a noncash charge totaling $133,200 for the three months ended March 31, 2012 and will recognize additional future noncash expenses currently estimated to total $266,800.

On August 5, 2011, we entered into an investor relations services agreement with SPN Investments, Inc. (“SPN”) that will result in SPN receiving 1,000,000 shares of our common stock through August 4, 2012, such amounts vested and to be vested as follows: 1) 500,000 shares at execution of the agreement; 2) 41,674 shares on the one month’s anniversary of the agreement’s execution; and 3) 41,666 shares on the second through twelfth months’ anniversary of the agreement’s execution.  Through March 31, 2012, SPN has earned 791,670 shares of common stock under this agreement and we have recognized noncash charges to general and administrative expense for the three and six months ended March 31, 2012, respectively, totaling $50,000 and $100,000 ($316,668 over the entire life of the contract) in connection with these shares.

On December 29, 2010, we entered into an investor relations services agreement with Kay Holdings, Inc. (“Kay” - Kay and SPN have a common principal officer) for the provision of investor relations services through (as modified) March 31, 2011 in exchange for 1,500,000 shares of our common stock.  Also in December 2010, we issued 500,000 shares of our common stock to Kay in connection with investment funding received in November 2010.  We recognized expenses during the six months ending March 31, 2011 totaling $200,000.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On May 8, 2009, we entered into an agreement with Patrick Kolenik to provide strategic advisory services to our Company through May 2011.  Mr. Kolenik was named to our Company’s Board of Directors in August 2011.  Through September 30, 2011, Mr. Kolenik was issued a total of 402,000 shares of common stock and five-year warrants to purchase up to 402,000 and 100,000 common shares with exercise prices of $1.00 and $0.60 per share, respectively.  Noncash charges to operations during the three and six months ended March 31, 2011 in connection with our issuance of common shares and warrants to Mr. Kolenik totaled $84,540 and $106,800, respectively.

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

Through March 31, 2012, we have outstanding and vested a total of 21,865,000 and 8,657,360, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 2012 to November 2016.  During the six months ended March 31, 2012, we issued options to purchase up to 100,000 shares of our Company’s common stock.

Warrants

Our Company issued warrants to purchase up to 12,450,000 and 15,050,000 shares of our common stock during the three and six months ended March 31, 2012, respectively, including five-year warrants to purchase up to 2,500,000 shares (exercise price of $0.51 per share) to Mr. Blech.  During the three and six months ended March 31, 2011, we issued warrants to purchase up to 8,892,000 and 9,184,000 shares, respectively, of our common stock to advisors (including 184,000 to Mr. Kolenik).  Through March 31, 2012, we have issued warrants to purchase up to a total of 38,674,853 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised, warrants to purchase up to 1,939,976 shares of common stock have expired and warrants to purchase up to 3,845,000 shares of common stock have been cancelled.  Warrants to purchase up to 32,839,877 shares of common stock remain outstanding at March 31, 2012, 14,597,635 of which have vested.  The warrants have remaining terms ranging from 10 to 34 months as of March 31, 2012 and exercise prices ranging from $0.40 to $1.00 per share.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Through March 31, 2012, we have also issued warrants to purchase up to 47,554,281 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 43,403,062 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at March 31, 2012 are as follows:

Outstanding	Weighted Average Exercise Price	Vested	Expiration Fiscal Period
1,110,313	0.59	1,110,313	3rd Qtr, 2012
1,207,244	0.60	1,207,244	4th Qtr, 2012
337,000	0.65	337,000	1st Qtr, 2013
500,000	0.55	500,000	2nd Qtr, 2013
295,000	0.62	295,000	3rd Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
516,667	0.57	516,667	2nd Qtr, 2014
910,000	0.64	890,000	3rd Qtr, 2014
1,150,000	0.50	1,150,000	4th Qtr, 2014
1,376,600	0.51	1,376,600	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	159,000	3rd Qtr, 2015
1,158,777	0.45	1,158,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
11,042,000	0.48	9,306,566	2nd Qtr, 2016
14,415,500	0.43	14,415,500	3rd Qtr, 2016
26,459,375	0.45	10,964,928	4th Qtr, 2016
10,469,940	0.53	8,158,828	1st Qtr, 2017
12,896,250	0.42	1,007,361	2nd Qtr, 2017
98,107,939		66,658,057

Stock-based compensation

During the three and six months ended March 31, 2012, we recognized stock-based compensation expense totaling $1,638,919 and $3,084,489, respectively, ($536,859 and $900,494 for the three and six months ended March 31, 2011) in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended March 31, 2012: expected life (in years) – 3.35 years; weighted average volatility – 190.34%; forfeiture rate – 0%; risk-free interest rate – 0.99%; and expected dividend rate – 0%.  At March 31, 2012, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $0.42 per share while the corresponding weighted average remaining contractual period was approximately 43.9 months.  As of March 31, 2012, $12,593,398 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through January 2015.

8.

Disagreement with a supplier

We currently receive services from a transaction processor (the “Processor”) through a non-exclusive agreement with a term through October 2012.  In connection with the services provided, the Processor asserted that our Company is liable for previously unbilled services totaling $328,054.  We contend that the charges in question were explicitly waived by an executive officer of the Processor in a face to face meeting between members of our respective management teams.  At present, the managements of our respective companies are attempting to negotiate a settlement of this dispute to the mutual satisfaction of both parties.  We believe a settlement if reached could cover the collaboration on future joint opportunities in the prepaid card space and our Company’s agreement to support such efforts with future marketing expenditures.  Should we fail to reach an agreement with the Processor, we intend to vigorously assert our position and we currently estimate that we would prevail in the arbitration called for in the processing agreement between the

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

two companies.  We therefore have not recognized any charges to our results of operations or financial position through March 31, 2012 in connection with this matter.  Should it result that in the future we are judged liable for either a portion or all of the charges or should we enter into a monetary settlement with the Processor, such charge would be recognized at the time that it is both estimated to be probable and measurable.

9.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $26,600,000 and $10,700,000, respectively, as of March 31, 2012.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the BillMyParents-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL will likely expire unused.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Results of Operations

Revenues

Our Company had total revenues of $282,339 and $517,515, respectively, for the three and six months ended March 31, 2012 ($6,096 and $6,754 for the corresponding periods in fiscal year 2011).  Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues.  We do not charge our cardholders for new card initiation fees at present.  We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements.  Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

While we are optimistic about the prospects for prepaid card products, since this continues to be a relatively new product offering, there can be no assurance about whether or when they will turn out to be a successful or if they will generate sufficient revenues to fund our operations over future periods.

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we have reclassified our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) processing; and 4) general and administrative expenses.  We do not allocate common expenses to any of these expense categories.  Amounts from the three and six months ended March 31, 2011 were reclassified to conform to the current year’s presentation format.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Selling and marketing expenses

Selling and marketing expenses for the three and six months ended March 31, 2012 totaled $303,884 and $1,796,362, respectively ($630,730 and $945,514, for the corresponding periods in fiscal 2011).  Included in these expenses for the three and six months ended March 31, 2012 were marketing consulting expenses totaling $113,052 and $332,434, respectively ($98,414 and $177,863 for the corresponding periods in fiscal 2011), an increase of $14,638 and 154,571, respectively or 14.9% and 86.9% over the previous year’s total.  We incurred significant expenses in our prior fiscal quarter in this area due to our attempts at engaging experienced brand managers in order to best present our product to our intended primary target market - parents of young people.  Related to this marketing focus, we incurred expenses related to marketing programs and public relations totaling $78,664 and $184,682 during the three and six months ended March 31, 2012, respectively, compared to $51,469 and $97,433, respectively in fiscal 2011 (increases of $27,195 and $87,249, respectively over the prior fiscal year to date’s outlay).  Expenses incurred in these areas continued to be the result of our Company’s brand awareness efforts and decreased in our latest fiscal quarter compared to our first one.  We expect such expenses to continue to either decrease in absolute terms and/or in relative terms (in comparison to forecast revenues and total operating expenses) going 2012.

We also incurred direct marketing expenses of $106,029 and $1,244,405 for the three and six months ended March 31, 2012 compared to $460,399 and $647,899 for the corresponding periods in fiscal 2011 (a decrease of $354,370 or 77.0% between our second fiscal quarter in 2011 to 2012 and an increase of $596,506 or 92.1% from fiscal 2011 to fiscal 2012).  Direct marketing expenditures represent primarily Internet based advertising intended to sign up new prepaid cardholder accounts.  We expect that direct marketing expenses will increase on an absolute basis later in fiscal 2012 as we hope to increase the number of cardholder accounts.  We intend however to drive these costs lower on a per new-account-acquired basis in fiscal 2012.

Personnel related expenses

Personnel related expenses totaled $2,249,495 and $4,204,623 for the three and six months ended March 31, 2012, respectively ($797,568 and $1,591,865 for the three and six months ended March 31, 2011, respectively).  This amounted to an increase of $1,451,927 and $2,612,758, respectively, from fiscal 2011 to fiscal 2012 (182.0% and 164.1%, respectively).  More significant components of these expenses for the three and six months ended March 31, 2012 and 2011 were as follows.

Personnel Related Expenses Detail

	Fiscal 2012		Fiscal 2011		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Salaries and wages	$ 376,626	$ 870,306	$ 209,196	$ 584,105	$ 167,430	$ 286,201	80.0%	49.0%
Share based compensation	1,728,558	3,084,491	536,859	900,494	1,191,699	2,183,997	222.0%	242.5%
Consulting and outside services	68,911	103,111	4,400	19,719	64,511	83,392	1466.2%	422.9%

Other	75,400	146,715	47,113	87,547	28,287	59,168	60.0%	67.6%

	$ 2,249,495	$ 4,204,623	$ 797,568	$ 1,591,865	$ 1,451,927	$ 2,612,758	182.0%	164.1%

Overall increases in personnel related expenses reflected the addition of employees and consultants in the latter part of fiscal 2011 to match higher activities surrounding our operations.  Most notable was the inclusion for portions of fiscal 2012 of two highly compensated executives.

Processing expenses

Processing expenses totaled $577,940 and $1,489,067 for the three and six months ended March 31, 2012, respectively ($286,737 and $461,225 for the three and six months, respectively, ended March 31, 2011).  This resulted in an increase of $291,203 and $1,027,842 and percentage increases of 101.6% and 222.9% for corresponding periods from fiscal 2011 to 2012.  The following is a detail of the significant components of processing expenses for the respective periods.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Processing Expenses Detail

	Fiscal 2012		Fiscal 2011		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Card processing	$ 102,213	$ 192,533	$ 28,000	$ 57,000	$ 74,213	$ 135,533	265.0%	237.8%
Fraud losses	11,285	43,475	-	422	11,285	43,053		10202.1%
Account initiation	3,897	106,481	2,500	2,500	1,397	103,981	55.9%	4159.2%
Card creation	11,481	148,203	5,723	5,992	5,758	142,211	100.6%	2373.3%
Account holder communications	13,551	31,207	-	-	13,551	31,207
Merchant credit card fees	91,605	178,498	3,642	4,832	87,963	173,666	2415.2%	3594.1%
Contracted software development	264,344	528,458	219,096	342,897	45,248	185,561	20.7%	54.1%
Customer service	70,938	180,356	5,875	11,363	65,063	168,993	1107.5%	1487.2%

Other	8,626	79,856	21,901	36,219	(13,275)	43,637	(60.6)%	120.5%

	$ 577,940	$ 1,489,067	$ 286,737	$ 461,225	$ 291,203	$ 1,027,842	101.6%	222.9%

Substantial increases in processing expenses were the result of scaling our account holder base from an insignificant total during the previous fiscal year to the levels we reached through March 31, 2012.  We would expect that processing expenses will continue to increase on an absolute basis based on our forecast growth in the number of our cardholders; however our plan is to attempt to aggressively reduce such costs on a per account basis over time.  Contracted software development expenses increased over the prior fiscal year due to expenses incurred in connection with the integration of our card processor.  Expenses such as card creation and account initiation decreased in our latest fiscal quarter over the previous fiscal quarter in line with a planned slowdown of account acquisition efforts by our Company during the recently completed fiscal quarter.

General and administrative expenses

General and administrative expenses totaled $386,933 and $620,948 for the three and six months ended March 31, 2012, respectively ($883,082 and $997,662 for the three and six months, respectively, ended March 31, 2011).  This resulted in decreases of $496,149 and $376,714, respectively and corresponding percentage decreases of 56.2% and 37.8% for corresponding periods from fiscal 2011 to 2012.  The following is a detail of the significant components of processing expenses for the respective periods.

General and Administrative Expenses Detail

	Fiscal 2012		Fiscal 2011		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Accounting	$ 10,250	$ 54,993	$ 22,361	$ 56,361	$ (12,111)	$ (1,368)	(54.2)%	(2.4)%
Insurance	16,836	33,832	12,999	26,163	3,837	7,669	29.5%	29.3%
Investor relations	26,419	54,590	8,557	20,764	17,862	33,826	208.7%	162.9%
Investor relations consulting	183,198	233,196	796,800	813,600	(613,602)	(580,404)	(77.0)%	(71.3)%
Legal fees - general counsel	68,270	94,839	5,749	10,731	62,521	84,108	1087.5%	783.8%
Rent	8,325	16,650	7,764	15,492	561	1,158	7.2%	7.5%
Travel and lodging	25,803	43,336	3,603	6,426	22,200	36,910	616.2%	574.4%
Seminars	18,420	21,842	-	-	18,420	21,842
Telecommunications	13,191	24,903	4,536	8,117	8,655	16,786	190.8%	206.8%

Other	16,221	42,767	20,713	40,008	(4,492)	2,759	(21.7)%	6.9%

	$ 386,933	$ 620,948	$ 883,082	$ 997,662	$ (496,149)	$(376,714)	(56.2)%	(37.8)%

Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our Company’s behalf and is a noncash expense.  We had significant issuances of stock issued to Kay in the prior fiscal year that were

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

reduced in the corresponding periods during fiscal 2012.  We expect that overall general and administrative expenses will increase in fiscal 2012 but will be a smaller percentage of revenues and overall expenses in the upcoming year.

Total operating expenses

Total operating expenses for the three and six months ended March 31, 2012 were $3,518,252 and $8,111,000, respectively ($2,598,118 and $3,996,266 for the three and six months ended March 31, 2011).  The increase in operating expenses of $830,496 and $4,025,100, respectively (32.0% and 100.8%, respectively in percentage terms over the previous comparable period’s level was noted previously throughout above.  Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $3,284,048 and $1,773,249 for the six months ended March 31, 2012 and 2011, respectively.

Nonoperating Income and Expense

For the three and six months ended March 31, 2012 interest income totaled $1,161 and $2,611, respectively ($3,714 and $4,676, respectively for fiscal 2011), while we incurred no interest expense in fiscal 2012 compared to $133,379 for the six months ended March 31, 2011.  Interest expense for fiscal 2011 included cash interest paid on amounts outstanding from October 1, 2010 through November 2010 of $5,568 and noncash interest expense resulting from the amortization and accretion of discounts on the same liabilities totaling $127,811.

We recognized a gain from the change in the fair value of derivative liabilities of $73,146 and $178,813 for the three and six months ended March 31, 2012 compared to $113,634 and 269,601 for the comparable periods in fiscal 2011.  These derivative liabilities are the full value of warrants issued with unexpired anti-dilution privileges.

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2012, our net losses totaled $3,071,967 and $7,322,422, respectively ($2,474,674 and $3,848,614 for the three and six months ended March 31, 2011, respectively).  Our basic and diluted net loss per share was $0.03 and $0.08 for the three and six months ended March 31, 2012, respectively ($0.04 and $0.06, respectively in fiscal 2011).  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At March 31, 2012, our total assets were $1,194,320, while we had working capital of $1,745.  Total liabilities were $1,187,523 (all of which were current) and our stockholders’ equity totaled $6,797.  Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants issued with anti-dilution provisions) totaling $629,289.  These liabilities represent the entire calculated fair value of the warrants (including the value of the anti-dilution feature in isolation) and they do not represent a future claim on our Company’s cash flows as they are never required to be settled in cash by our Company.  Any future settlement of these securities could result either: 1) upon their expiration unexercised; or 2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by the outstanding warrants accounted for as derivatives).

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

From January 1, 2012 through May 8, 2012, we entered into subscription agreements with accredited investors pursuant to which we issued a total of 894 shares of our Series B Preferred Stock (convertible into 2,235,000 shares of our Common Stock), and five year warrants to purchase up to an additional 558,750 shares of our Common Stock at exercise prices of $0.60 per share, in exchange for gross proceeds totaling $894,000.

We plan to raise additional funding through the sale of unregistered common stock and warrants although there can be no assurance that we will be successful in raising such funds.  This description of our recent financing and our future plans does not

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Our cash and cash equivalents balance at March 31, 2012 totaled $683,643.  During the six months ended March 31, 2012, positive cash flows resulted from the sale of unregistered common stock and warrants to purchase common stock described above, offset by negative cash flows from operating activities totaling $5,517,682.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II: Other Information

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed.

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Removed and Reserved

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BillMyParents, Inc., a Colorado corporation

By: /s/ MICHAEL MCCOY

       Michael McCoy, Chief Executive Officer

May 10, 2012

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

May 10, 2012

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