Form 10-Q
period 2012-06-30
BillMyParents, Inc.
filed 2012-08-13
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-27145

BILLMYPARENTS, INC.

(Name of small business issuer in its charter)

Colorado	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6190 Cornerstone Court, Suite 216
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

At August 10, 2012, there were 98,450,293 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2012 and 2011

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

Item 1A –

Risk Factors

Item 2 –

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 –

Defaults upon Senior Securities

Item 4 –

Removed and Reserved

Item 5 –

Other Information

Item 6 –

Exhibits

Signatures

Exhibits

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of BillMyParents, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.

BILLMYPARENTS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2012 (unaudited)	September 30, 2011

Assets
Current assets:
Cash and cash equivalents	$7,387,392	$1,386,402
Amounts on deposit with card processor	161,291	90,359
Amounts on deposit with or due from merchant processors	183,002	41,793
Prepaid insurance	2,792	53,042
Prepaid officer compensation	77,476	-

Total current assets	7,811,953	1,571,596

Property and equipment, net of accumulated depreciation of
$42,926 ($42,926 - September 30, 2011)	9,844	-
Other assets	10,138	5,052

	$7,831,935	$1,576,648

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$781,712	$1,456,366
Accrued and deferred personnel compensation	68,950	81,932
Derivative liabilities	620,854	1,289,520

Total current liabilities	1,471,516	2,827,818

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares
authorized; 1,635 shares issued and outstanding (4,325 at September 30, 2011)	2	4
Series B convertible preferred stock; $0.001 par value; 12,000 shares authorized;
9,775 shares issued and outstanding (none at September 30, 2011)	10	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 98,366,961
shares issued and outstanding (85,322,593 - September 30, 2011)	98,367	85,323
Additional paid-in capital	50,709,599	32,155,789
Accumulated deficit	(44,447,559)	(33,492,286)

Total stockholders' equity (deficiency)	6,360,419	(1,251,170)

	$7,831,935	$1,576,648
See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011

Revenues	$259,290	$16,046	$776,805	$22,800

Operating expenses:
Selling and marketing	519,973	2,419,212	2,316,335	3,364,726
Personnel related	2,228,101	1,163,202	6,432,724	2,755,062
Processing	744,327	476,562	2,233,394	937,787
General and administrative	319,428	173,736	940,376	1,171,451

Total operating expenses	3,811,829	4,232,712	11,922,829	8,229,026

Loss from operations	(3,552,539)	(4,216,666)	(11,146,024)	(8,206,226)

Nonoperating income (expense):
Interest expense	-	-	-	(133,379)
Interest income	892	3,568	3,503	8,245
Change in fair value of derivative liabilities	8,435	(56,697)	187,248	212,904

	9,327	(53,129)	190,751	87,770

Net loss and comprehensive net loss	$(3,543,212)	$(4,269,795)	$(10,955,273)	$(8,118,456)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.11)	$(0.12)

Basic and diluted weighted average number of common
shares outstanding used in computing basic and
diluted net loss per share	98,587,683	77,274,700	96,909,800	68,171,744

See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(10,955,273)	$(8,118,456)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	-	9,910
Stock based compensation	4,775,024	1,482,197
Issuance of common stock for services	423,197	948,800
Amortization and accretion of interest expense	-	127,811
Change in fair value of derivative liabilities	(187,248)	(212,904)
Changes in operating assets and liabilities:
Amounts on deposit with card processor	(70,932)	(48,281)
Prepaid insurance	50,250	39,000
Amounts on deposit with or due from merchant processors	(141,209)	(54,596)
Prepaid officer compensation	(77,476)	-
Other assets	(5,086)	31,629
Accounts payable and accrued liabilities	(674,654)	1,017,160
Accrued and deferred personnel compensation	(12,982)	-

Cash flows from operating activities	(6,876,389)	(4,777,730)

Cash flows from investing activities:
Purchases of property and equipment	(9,844)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	13,047,223	9,342,418
Repayments of note payable	-	(352,720)
Repurchase of common stock	(160,000)	(400,000)

Cash flows from financing activities	12,887,223	8,589,698

Change in cash and cash equivalents	6,000,990	3,811,968

Cash and cash equivalents, beginning of period	1,386,402	730,361

Cash and cash equivalents, end of period	$7,387,392	$4,542,329

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$5,568

Noncash investing and financing transactions:
Conversion of convertible note payable to common stock	$-	$863,017
Conversion of Series A preferred stock to common stock	$269,000	$-

See accompanying notes.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.

Basis of Presentation

BillMyParents, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, BillMyParents, Inc. (“BillMyParents-CA”), we issue and service prepaid cards marketed to young people and their parents.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “BMPI.”  The accompanying unaudited consolidated financial statements include the accounts of our Company and BillMyParents-CA as of and through June 30, 2012.  All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2011 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2011.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, our auditors raised concerns about our ability to continue as going concern in their opinion on our financial statements at and for the year ended September 30, 2011.  Additionally, we have incurred net losses through June 30, 2012 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern.  In response to our Company’s cash needs, through the date of this report we raised additional cash through the sale of common stock and warrants as described in our footnotes that follow.  All additional amounts raised will be used for our future investing and operating cash flow needs.

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

Certain reclassifications have been made to the balances at September 30, 2011 (as reported in the aforementioned Annual Report) and for the three and nine months ended June 30, 2011 to conform to the current year’s presentation.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning January 1, 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Derivatives

We account for certain of our outstanding warrants as derivative liabilities.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  At June 30, 2012 and September 30, 2011, their fair values were $620,854 and $1,289,520, respectively.  During the nine months ended June 30, 2012, we reclassified derivative liabilities totaling $481,418 to additional paid-in capital due to the expiration of the anti-dilution provisions of one of the former derivative liability warrants.  We also recognized gains from the changes in fair value

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of derivative liabilities during the three and nine months ended June 30, 2012 totaling $8,435 and $187,248, respectively (a loss of $56,697 and gain of $212,904 for the three and nine months ended June 30, 2011, respectively) due to a decrease in the current fiscal year in the value of the related derivative securities.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our common stock increases.

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

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive convertible preferred stock totaling 4,146,859 and convertible preferred stock, options and warrants totaling 6,141,605 shares for the three months ended June 30, 2012 were excluded from the weighted average number of shares outstanding used to compute basic and diluted earnings per share, respectively, due to their anti-dilutive effect (2,300,532 and 4,085,259 shares, respectively, for the three months ended June 30, 2011).

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  Advertising expenses totaled $280,214 and $1,524,619 for the three and nine months ended June 30, 2012, respectively ($801,918 and $1,449,817 during the three and nine months ended June 30, 2011, respectively).

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

3.

Issuances of common stock and warrants

During the three and nine months ended June 30, 2012, we issued 60,000 and 200,000 shares of our common stock, respectively, to a contractor in exchange for programming services performed (54,000 and 164,222 during the three and nine months ended June 30, 2011, respectively).  In connection with these issuances of shares, we recognized expenses of $24,000 and $80,000 during the three and nine months ended June 30, 2012, respectively ($24,000 and $76,000 for the three and nine months ended June 30, 2011, respectively).

During the nine months ended June 30, 2012, we entered into subscription agreements with 67 accredited investors pursuant to which we issued 9,775 shares (balance outstanding at June 30, 2012), respectively, of our Series B preferred stock and warrants to purchase up to an additional 12,500,000 shares of our common stock with an exercise price of $0.50 per share and a term of five years after the date of their issuance and an additional 3,921,875 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance, in exchange for gross proceeds totaling $9,775,000 ($8,873,580 net of cash commissions and related expenses totaling $901,420).  We also issued five-year warrants to purchase up to a total of up to 2,082,750 shares of our common stock with an exercise price of $0.60 per share to Maxim Group LLC (“Maxim”) who assisted us in connection with the transactions.  The Series B preferred shares are subject to registration rights granted at the time of their sale.  The Series B preferred stock is convertible (under prescribed conditions) by our Company or the holders into a total of 24,437,500 shares of our Company’s common stock.

During the three months ended December 31, 2011, we entered into subscription agreements with 56 accredited investors pursuant to which we issued 11,771,250 shares of our common stock and warrants to purchase up to an additional 1,692,815 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance and warrants to purchase up to an additional 5,000,000 shares of our common stock with an exercise price of $0.50 per share with a term of five years after their date of issuance, in exchange for gross proceeds totaling $4,708,500 ($4,173,643 net of cash commissions and related expenses totaling $534,857).  We also issued five-year warrants to purchase up to a total of up to 1,177,125 shares of our common stock with an exercise price of $0.60 per share to Maxim who assisted us in connection with the transactions.

During the nine months ended June 30, 2011, we entered into subscription agreements with 46 accredited investors pursuant to which we issued 26,455,875 shares of our common stock and warrants to purchase up to an additional 4,804,406 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase up to an additional 19,437,500 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $10,582,350 ($9,342,418 net of cash commissions and related expenses totaling $1,239,932).  We also issued warrants to purchase up to a total of up to 3,727,810, 1,150,000 and 46,844 shares of our common stock with exercise prices of $0.60 per share to Maxim, Equity Source Partners, LLC (“ESP”) and others, respectively, who assisted us in connection with the transactions.  Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by the Vice Chairman of our Board of Directors (having joined our Board as a director in March 2011) Mr. Isaac Blech, of 20,000,000 and 18,125,000, respectively (Mr. Blech’s totals do not reflect shares or warrants to purchase shares received in connection with convertible debt described elsewhere herein).  A principal of ESP Mr. Cary Sucoff became a member of our Company’s Board of Directors in May 2011.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 24, 2010, we received notice from Mr. Blech, the holder of a convertible note payable issued in August 2010 with an outstanding principal balance of $1 million of his election to convert the note into 2,500,000 shares of our Company’s common stock at a price of $0.40 per share.  At conversion as provided in the Convertible Note Purchase Agreement with Mr. Blech, he was issued a warrant to purchase up to an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0.40 per share (he previously received a warrant to purchase up to 625,000 shares of common stock at $0.40 per share at the inception of the note).  In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 62,500 additional shares of common stock at an exercise price of $0.40 per share to reflect the interest due to him under the terms of the Note from inception until its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0.60 per share to ESP.

This description of our issuances of common stock and warrants does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

4.

Convertible Preferred Stock

At June 30, 2012 and September 30, 2011, we had 1,635 and 4,325 shares, respectively, of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.  The Series A Stock was originally issued to investors for $100 per share.  The following summarizes the terms of the Series A preferred stock outstanding:

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

Dividends:  Except in the event of default under the terms of the Subscription Agreement, the Series A Stock pays no dividends.  In the event of an uncured default by our Company, the Series A Stock pays dividends of 12% per annum during the period our Company is in default as described under the Certificate of Designation.

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

At June 30, 2012, the Series A preferred stock is convertible into 495,456 shares of our common stock at an effective price of $0.33 per share.

The aforementioned Series B convertible preferred stock (“Series B Stock”) was issued to investors for $1,000 per share.  The following summarizes the terms of the Series B Stock outstanding:

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

5.

Agreements for services

Investor related services

In February 2012, we entered into an investor relations services agreement under which we agreed to pay $5,000 per month and issued 333,000 shares to Corporate Profile LLC.  In connection with the shares issued, we recognized a noncash charge totaling $133,200 for the three months ended March 31, 2012. The agreement was terminated in April 2012.

In April 2012, we entered into an investor relations services agreement under which we agreed to pay $30,000 in cash and issued 150,000 shares to Platinum VIII Investments and Media, LLC.  In connection with the shares issued, we recognized a noncash charge totaling $60,000 for the three months ended June 30, 2012.

On August 5, 2011, we entered into an investor relations services agreement with SPN Investments, Inc. (“SPN”) that will ultimately result in SPN receiving 1,000,000 shares of our common stock through August 4, 2012, such amounts vested and to be vested as follows: 1) 500,000 shares at execution of the agreement; 2) 41,674 shares on the one month’s anniversary of the agreement’s execution; and 3) 41,666 shares on the second through twelfth months’ anniversary of the agreement’s execution.  Through June 30, 2012, SPN has earned 916,668 shares of common stock under this agreement and we have recognized noncash charges to general and administrative expense for the three and nine months ended June 30, 2012, respectively, totaling $50,000 and $150,000 ($366,668 over the entire life of the contract) in connection with these shares.

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

Beginning on April 28, 2010, we entered into a series of agreements with Maxim (the last of which was signed in January 2012) to act as a non-exclusive placement agent for the sales of equity securities of our Company.  Under the terms of the agreements to date with Maxim, they received a cash payment equaling 10% of the proceeds raised from investors introduced to our Company by Maxim and warrants to purchase between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced by Maxim.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and paid them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2)

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Through June 30, 2012, we have outstanding and vested a total of 22,465,000 and 10,083,054, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 2012 to June 2017.  During the nine months ended June 30, 2012, we issued options to purchase up to 700,000 shares of our Company’s common stock.

Warrants

Our Company issued warrants to purchase up to 450,000 and 15,500,000 shares of our common stock during the three and nine months ended June 30, 2012, respectively, including five-year warrants to purchase up to 2,500,000 shares (exercise price of $0.51 per share) to Mr. Blech.  During the three and nine months ended June 30, 2011, we issued warrants to purchase up to 1,088,000 and 10,072,000 shares, respectively, of our common stock to advisors (including 212,000 to Mr. Kolenik).  Through June 30, 2012, we have issued warrants to purchase up to a total of 39,124,853 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised, warrants to purchase up to 2,289,976 shares of

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

common stock have expired and warrants to purchase up to 3,845,000 shares of common stock have been cancelled.  Warrants to purchase up to 32,939,877 shares of common stock remain outstanding at June 30, 2012, 17,087,633 of which have vested.  The warrants have remaining terms ranging from 7 to 59 months as of June 30, 2012 and exercise prices ranging from $0.39 to $1.00 per share.

Through June 30, 2012, we have also issued warrants to purchase up to 65,612,656 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 60,701,124 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at June 30, 2012 are as follows:

Outstanding	Weighted Average Exercise Price	Vested	Expiration Fiscal Period
1,207,244	0.60	1,207,244	4th Qtr, 2012
337,000	0.65	337,000	1st Qtr, 2013
500,000	0.55	500,000	2nd Qtr, 2013
295,000	0.62	295,000	3rd Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
516,667	0.57	516,667	2nd Qtr, 2014
910,000	0.64	905,000	3rd Qtr, 2014
1,150,000	0.50	1,150,000	4th Qtr, 2014
1,376,600	0.51	1,376,600	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	159,000	3rd Qtr, 2015
1,158,777	0.45	1,158,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
11,042,000	0.48	9,825,314	2nd Qtr, 2016
14,415,500	0.43	14,415,500	3rd Qtr, 2016
26,459,375	0.45	12,564,928	4th Qtr, 2016
10,469,940	0.53	8,415,773	1st Qtr, 2017
12,896,250	0.41	2,424,027	2nd Qtr, 2017
19,108,375	0.52	18,516,708	3rd Qtr, 2017
116,106,001		87,871,811

Stock-based compensation

During the three and nine months ended June 30, 2012, we recognized stock-based compensation expense totaling $1,690,533 and $4,775,024, respectively, ($581,703 and $1,482,197 for the three and nine months ended June 30, 2011) in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  For purposes of accounting for stock-based compensation, the fair value of each warrant award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended June 30, 2012:

Expected life (in years)

4.10 years

Weighted average volatility

192.19%

Forfeiture rate

0%

Risk-free interest rate

0.73%

Expected dividend rate

0%

At June 30, 2012, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $0.46 per share while the corresponding weighted average remaining contractual period was approximately 47.9 months.  As of June 30, 2012, $11,157,612 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through June 2015.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

8.

Disagreement with a supplier

We currently receive services from a transaction processor (the “Processor”) through a non-exclusive agreement with a term through October 2012.  In connection with the services provided, the Processor asserted that our Company is liable for previously unbilled services totaling $328,054.  We contend that the charges in question were explicitly waived by an executive officer of the Processor in a face to face meeting between members of our respective management teams.  At present, the managements of our respective companies continue negotiating a settlement of this dispute to the mutual satisfaction of both parties.  We believe a settlement if reached could cover the collaboration on future joint opportunities in the prepaid card space.  Should we fail to reach an agreement with the Processor, we intend to vigorously assert our position and we currently estimate that we would prevail in the arbitration called for in the processing agreement between the two companies.  We therefore have not recognized any charges to our results of operations or financial position through June 30, 2012 in connection with this matter.  Should it result that in the future we are judged liable for either a portion or all of the charges or should we enter into a monetary settlement with the Processor, such charge would be recognized at the time that it is both estimated to be probable and is measurable.

9.

Agreements with James Collas

On June 28, 2012, we entered into a Severance Agreement and General Release with James Collas our former President and Chief Executive Officer.  Pursuant to the significant terms of the Agreement: 1) Mr. Collas left our Company’s employment effective July 6, 2012; 2) Mr. Collas surrendered 600,000 shares of common stock owned or controlled by him in exchange for $160,000 cash; and 3) Mr. Collas and our Company mutually released one another for all liabilities resulting from Mr. Collas’ employment with our Company.  In connection with this Agreement, we accounted for the repurchase of the common stock as of June 30, 2012.

On April 26, 2011, we entered into an Agreement and Release with Mr. Collas pursuant to which the parties agreed that effective as of April 26, 2011, (i) Mr. Collas resigned as an officer and director of our Company; (ii) Mr. Collas’ Employment Agreement dated January 31, 2011was terminated and Mr. Collas continued his employment with our Company as a non-executive on an “at-will” basis; (iii) our Company paid Mr. Collas $400,000 in satisfaction of all of its obligations under a terminated Employment Agreement; and (iv) Mr. Collas surrendered to our Company 1,000,000 shares of our common stock held by him.

10.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $28,700,000 and $11,500,000, respectively, as of June 30, 2012.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the BillMyParents-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL will likely expire unused.

11.

Subsequent events

On July 24, 2012, our Company’s Board of Directors approved a one-for-ten reverse stock split (subject to approval by a majority of our Company shareholders – such approval to be solicited by proxy).  The Board also approved our Company’s application for listing our common stock for trading on the NASDAQ Capital Market.

Effective July 24, 2012, our Company amended the employment agreement of its Chairman and Chief Executive Officer, Michael R. McCoy, to provide that (1) Mr. McCoy’s Base Salary shall be increased by $40,000 per year; (2) Mr. McCoy is to be paid a cash bonus of $400,000 prior to August 15, 2012; and (3) Mr. McCoy shall be entitled to a lump sum cash payment equal to one and one-half times his annual Base Salary in the event our Company changes his title to any position below that of Chief Executive Officer.  All other terms of the Employment Agreement remain in effect.

On July 23, 2012, our Company granted to Mr. McCoy options to purchase 4,400,000 shares of our Company’s common stock.  The options vest monthly over a period of 12 months; have an exercise price of $0.43 per share; and expire 5 years after the date of grant.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

This summary of the terms of the option agreement is qualified in its entirety by reference to the form of option agreement which is filed as an exhibit to this current report.

On July 23, 2012, our Company granted warrants to purchase common stock to certain Board members as follows:  Isaac Blech, 5,000,000; Joseph Proto, 3,000,000; Cary Sucoff, 2,000,000; and Patrick Kolenik, 2,000,000. The warrants vest monthly over a period of 12 months; have an exercise price of $0.43 per share; include a cashless exercise option; and expire five years after the date of grant.

On July 24, 2012, the Board approved our Company’s entering into a consulting agreement for investor relations services with Kay.  Under the terms of the agreement, our Company granted to Kay a five year warrant to purchase up to 1,200,000 shares of our Company’s common stock.

On July 24, 2012, the Board approved our Company’s entering into a management consulting agreement with each of Messrs. Kolenik and Sucoff (or an entity owned by either of them) with respect to consulting services to be provided to the Company for a period of 12 months, pursuant to which each of Messrs. Kolenik and Sucoff will receive $5,000 per month.

Effective as of July 24, 2012, Mr. Jesse Itzler was appointed to our Company’s Board of Directors.  In connection with Mr. Itzler’s appointment to the Board, our Company agreed to grant Mr. Itzler warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.43 per share, vesting monthly over a period of 36 months provided Mr. Itzler continues to serve on the Board, and having a term of 5 years.

Effective as of July 24, 2012, Mr. Brian Thompson was appointed to our Company’s Board of Directors.  In connection with Mr. Thompson’s appointment to the Board, our Company agreed to grant Mr. Thompson warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.43 per share, vesting monthly over a period of 36 months provided Mr. Thompson continues to serve on the Board, and having a term of 5 years.

On July 19, 2012, we entered into subscription agreements with five accredited investors pursuant to which we issued 390 shares of our Series B Preferred Stock (convertible into 975,000 shares of our Common Stock), five year warrants to purchase up to an additional 243,750 shares of our Common Stock at an exercise price of $0.60 per share, in exchange for gross proceeds totaling $390,000.  This financing transaction resulted in net proceeds to us of approximately $345,000 after deducting fees and expenses.  The placement agent in connection with the financing received a cash fee totaling $39,000 and will receive warrants to purchase up to 97,500 shares of Common Stock at an exercise price of $0.60 per share as compensation.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, BillMyParents-CA.  Our Company purchased BillMyParents-CA on October 16, 2007.  We have no other operations than those of BillMyParents-CA.  We are a Colorado corporation and operate in one business segment.

Results of Operations

Revenues

Our Company had total revenues of $259,290 and $776,805, respectively, for the three and nine months ended June 30, 2012 ($16,046 and $22,800 for the corresponding periods in fiscal year 2011).  Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues.  We continue to not charge our cardholders for new card initiation fees.  We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements.  Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Our prepaid card product offerings are marketed primarily to parents, enabling them to link and communicate with younger cardholders (generally their children or other young people in their care) in order to guide responsible spending.  Our products have been designed with significant features that we hope consumers will find compelling.  Going forward we plan to market our products (both online, in traditional retail settings and with strategic partners) to the public as a convenient and safe youth payment system.  For the early portion of fiscal 2011, our revenues included insignificant amounts from a former (and now discontinued) product offering that was only available as a payment method on several youth gaming sites.

While we are optimistic about the prospects for prepaid card products, since this continues to be a relatively new product offering, there can be no assurance about whether or when they will turn out to be a successful or if they will generate sufficient revenues to fund our operations over future periods.

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we have reclassified (from the prior years’ presentation) our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) processing; and 4) general and administrative expenses.  We do not allocate common expenses to any of these expense categories.  Amounts from the three and nine months ended June 30, 2011 were reclassified to conform to the current year’s presentation format.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended June 30, 2012 totaled $519,973 and $2,316,335, respectively ($2,419,212 and $3,364,726, for the corresponding periods in fiscal 2011).  More significant components of these expenses for the three and nine months ended June 30, 2012 and 2011 were as follows.

	Fiscal 2012		Fiscal 2011		Absolute Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Marketing consulting	$ 120,671	$ 453,105	$ 972,406	$ 1,150,269	$ (851,735)	$ (697,164)	(87.6)%	(60.6)%
Public relations	32,822	96,540	37,230	109,186	(4,408)	(12,646)	(11.8)%	(11.6)%
Direct marketing	280,214	1,524,619	801,918	1,449,817	(521,704)	74,802	(65.1)%	5.2%
Marketing programs	73,984	194,948	603,009	628,486	(529,025)	(433,538)	(87.7)%	(69.0)%
Market research	6,165	40,311	2,646	5,536	3,519	34,775	133.0%	628.2%

Other	6,117	6,812	2,003	21,432	4,114	(14,620)	205.4%	(68.2)%

	$ 519,973	$ 2,316,335	$ 2,419,212	$ 3,364,726	$(1,899,239)	$(1,048,391)	(78.5)%	(31.2)%

Decreases in marketing consulting in both the most recent quarter and year to date over the prior year totals were due to not employing a brand awareness marketing agency in the current year (we have no present plans to reengage such a firm).  Our levels of direct marketing were substantially reduced in the current quarter while we focused more on our account engagement (e.g. revenue per card) and our transition during the period to a new card processor.  Marketing programs in the prior year were significantly higher due to higher spending on brand awareness events and advertising during fiscal 2011.

Personnel related expenses

Personnel related expenses totaled $2,228,101 and $6,432,724 for the three and nine months ended June 30, 2012, respectively ($1,163,202 and $2,755,062 for the three and six months ended June 30, 2011, respectively).  This amounted to an increase of $1,064,899 and $3,677,662, respectively, from fiscal 2011 to fiscal 2012 (91.5% and 133.5%, respectively).  More significant components of these expenses for the three and nine months ended June 30, 2012 and 2011 were as follows.

Fiscal 2012			Fiscal 2011		Absolute Change		Percentage Change
Quarter 3		Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Salaries and wages	$ 395,402	$ 1,265,708	$ 443,642	$ 1,027,747	$ (48,240)	$ 237,961	(10.9) %	23.2%
Stock based compensation	1,690,533	4,775,024	581,703	1,482,197	1,108,830	3,292,827	190.6%	222.2%
Consulting and outside services	75,531	178,642	77,960	97,679	(2,429)	80,963	(3.1) %	82.9%

Other	66,635	213,350	59,897	147,439	6,738	65,911	11.2%	44.7%

	$2,228,101	$ 6,432,724	$ 1,163,202	$ 2,755,062	$ 1,064,899	$ 3,677,662	91.5%	133.5%

Overall increases in personnel related expenses reflected the addition of employees and consultants in the latter part of fiscal 2011 to match higher activities surrounding our operations.  Most notable was the inclusion for portions of fiscal 2012 of two highly compensated executives.  In the most recently completed quarter, salaries and wages were lower in comparison to fiscal 2011 because bonuses paid in the prior fiscal year were not paid in fiscal 2012.  Stock based compensation was significantly in higher in the most recently completed period and year to date compared to the prior comparable periods due to option and warrant grants made to directors and executive officers in August 2011 and March 2012.

Processing expenses

Processing expenses totaled $744,327 and $2,233,394 for the three and nine months ended June 30, 2012, respectively ($476,562 and $937,787 for the three and six months, respectively, ended March 31, 2011).  This resulted in an increase of $267,765 and $1,295,607 and percentage increases of 56.2% and 138.2% for corresponding periods from fiscal 2011 to 2012.  The following is a detail of the significant components of processing expenses for the respective periods.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Fiscal 2012		Fiscal 2011		Absolute Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Card processing	$ 169,197	$ 361,730	$ 37,504	$ 94,504	$ 131,693	$ 267,226	351.1%	282.8%
Fraud losses	6,929	50,404	4,183	4,605	2,746	45,799	65.6%	994.5%
Account initiation	15,372	121,853	35,580	38,080	(20,208)	83,773	(56.8) %	220.0%
Card creation	105,578	253,781	40,050	46,042	65,528	207,739	163.6%	451.2%
Account holder communications	14,074	45,281	3,000	3,000	11,074	42,281	369.1%	1409.4%
Merchant credit card fees	85,211	263,709	13,935	18,767	71,276	244,942	511.5%	1305.2%
Contracted software development	266,124	794,582	277,597	620,494	(11,473)	174,088	(4.1) %	28.1%
Customer service	72,823	253,179	45,599	56,962	27,224	196,217	59.7%	344.5%

Other	9,019	88,875	19,114	55,333	(10,095)	33,542	(52.8) %	60.6%

	$ 744,327	$ 2,233,394	$ 476,562	$ 937,787	$ 267,765	$ 1,295,607	56.2%	138.2%

Substantial increases in processing expenses were the result of scaling our account holder base from an insignificant total during the previous fiscal year to the levels we reached through June 30, 2012.  To a lesser extent, we are encountering redundancies during our transition from our old to new processor (we will continue to experience these redundancies through our fiscal fourth quarter).  We would expect that processing expenses will continue to increase on an absolute basis based on our forecast growth in the number of our cardholders; however our plan is to attempt to aggressively reduce such costs on a per account basis over time.  Contracted software development expenses increased on a year to date basis over the prior fiscal year due to expenses incurred in connection with the transition to our new card processor.  Card creation expenses were up significantly in the current quarter due to the need to issue all new cards to our entire existing customer base, required as a result of our change in processors.  Expenses such as card creation and account initiation decreased in our latest fiscal quarter over the previous fiscal quarter in line with a planned slowdown of account acquisition efforts by our Company during the recently completed fiscal quarter.

General and administrative expenses

General and administrative expenses totaled $319,428 and $940,376 for the three and nine months ended June 30, 2012, respectively ($173,714 and $1,171,376 for the three and nine months, respectively, ended June 30, 2011).  This resulted in an increase for our 2012 third fiscal quarter compared to fiscal 2011 of $145,714 (83.9%), while we experienced a decrease of $231,000 (19.7%) year to date in fiscal 2012 compared to fiscal 2011.  The following is a detail of the significant components of general and administrative expenses for the respective periods.

	Fiscal 2012		Fiscal 2011		Absolute Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Accounting	$ 7,250	$ 62,243	$ 5,650	$ 62,011	$ 1,600	$ 232	28.3%	0.4%
Insurance	16,853	50,685	13,247	39,410	3,606	11,275	27.2%	28.6%
Investor relations	24,407	78,997	26,843	47,607	(2,436)	31,390	(9.1)%	65.9%
Investor relations consulting	139,998	373,194	59,200	872,800	80,798	(499,606)	136.5%	(57.2)%
Legal fees - general counsel	38,980	133,819	5,666	16,397	33,314	117,422	588.0%	783.8%
Rent	10,577	27,227	7,728	23,220	2,849	4,007	36.9%	716.1%
Travel and lodging	39,462	82,798	13,281	19,707	26,181	63,091	197.1%	17.3%
Seminars	6,585	28,427	-	-	6,585	28,427
Telecommunications	11,545	36,448	8,968	17,085	2,577	19,363	28.7%	320.1%

Other	23,771	66,538	33,131	73,139	(9,360)	(6,601)	(28.3)%	(9.0)%

	$ 319,428	$ 940,376	$ 173,714	$ 1,171,376	$ 145,714	$(376,714)	83.9%	(19.7)%

Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our Company’s behalf (this is a noncash expense).  We had significant issuances of stock issued to Kay prior to March 31, 2011 that were reduced in the corresponding periods during fiscal 2012.  These were counterbalanced by increases in our most recently completed quarter due to issuances of stock to Kay and to another outside investor relations firm.  Legal expenses are up over the prior year in connection with our dispute with our processor (described elsewhere herein), the successful resolution of employee matters requiring

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

our attorneys’ assistance and increased security related work we underwent in fiscal 2012.  Travel related expenses have increased due to our CEO and VP of Operations’ being located in Des Moines, IA while the bulk of our operations and personnel remain situated in San Diego, CA.

Total operating expenses

Total operating expenses for the three and nine months ended June 30, 2012 were $3,811,829 and $11,922,829, respectively ($4,232,712 and $8,229,026 for the three and nine months ended June 30, 2011).  The decrease in operating expenses totaled $420,861 in our third quarter fiscal 2012 compared to fiscal 2011 or 9.9%.  Year to date, our operating expenses increased by $3,693,878 or 44.9% from fiscal 2011 to fiscal 2012.  Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $5,198,221 and $2,568,718 for the nine months ended June 30, 2012 and 2011, respectively.

Nonoperating Income and Expense

For the three and nine months ended June 30, 2012 interest income totaled $892 and $3,568, respectively ($3,503 and $8,245, respectively for fiscal 2011), while we incurred no interest expense in fiscal 2012 compared to $133,379 for the nine months ended June 30, 2011.  Interest expense for fiscal 2011 included cash interest paid on amounts outstanding from October 1, 2010 through November 2010 of $5,568 and noncash interest expense resulting from the amortization and accretion of discounts on the same liabilities totaling $127,811.

We recognized a gain from the change in the fair value of derivative liabilities of $8,435 and $187,248 for the three and nine months ended June 30, 2012 compared to a loss of $56,697 in quarter three of fiscal 2011 and a gain year to date in fiscal 2011 totaling $212,904.  These derivative liabilities are the full value of warrants issued with unexpired anti-dilution privileges.

Net Loss and Net Loss per Share

For the three and nine months ended June 30, 2012, our net losses totaled $3,543,212 and $10,955,273, respectively ($4,269,795 and $8,118,456 for the three and nine months ended June 30, 2011, respectively).  Our basic and diluted net loss per share was $0.04 and $0.11 for the three and nine months ended June 30, 2012, respectively ($0.06 and $0.12, respectively in fiscal 2011).  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At June 30, 2012, our total assets were $7,831,935, while we had working capital of $6,340,437.  Total liabilities were $1,471,516 (all of which were current) and our stockholders’ equity totaled $6,360,419.  Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants issued with anti-dilution provisions) totaling $620,854.  These liabilities represent the entire calculated fair value of the warrants (including the value of the anti-dilution feature in isolation) and they do not represent a future claim on our Company’s cash flows as they are never required to be settled in cash by our Company.  Any future settlement of these securities could result either: 1) upon their expiration unexercised; or 2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by the outstanding warrants accounted for as derivatives).

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

From January 1, 2012 through July 19, 2012, we entered into subscription agreements with accredited investors pursuant to which we issued a total of 10,165 shares of our Series B Preferred Stock (convertible into 25,412,500 shares of our Common Stock), and five year warrants to purchase up to an additional 16,665,625 shares of our Common Stock at exercise prices ranging between $0.50 and $0.60 per share, in exchange for gross and net proceeds totaling approximately $10,165,000 and $9,218,580, respectively.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We may raise additional funding through the sale of unregistered common stock and warrants although there can be no assurance that we will be successful in raising such funds.  This description of our recent financing and our future plans does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Our cash and cash equivalents balance at June 30, 2012 totaled $7,387,392.  During the nine months ended June 30, 2012, positive cash flows resulted from the sale of unregistered common and preferred stock and warrants to purchase common stock described above, offset by negative cash flows from operating activities totaling $6,876,389.

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

Going Concern

As noted above (and by our independent registered public accounting firm in its report on our consolidated financial statements as of and for the year ended September 30, 2011), there exists substantial doubt about our ability to continue as a going concern for twelve months after the date of these financial statements.  Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Our Company is involved in a disagreement with our incumbent processor. We currently receive services from a transaction processor through a non-exclusive agreement with a term ending in October 2012.  In connection with the services provided, the processor asserted that our Company is liable for previously unbilled services totaling $328,054.  We contend that the charges in question were explicitly waived by an executive officer of the Processor in a face to face meeting between members of our respective management teams.  At present, the managements of our respective companies continue negotiating a settlement of this dispute to the mutual satisfaction of both parties.  We believe a settlement (if reached) could cover the collaboration on future joint opportunities in the prepaid card space.  Should we fail to reach an agreement with the processor, we intend to vigorously assert our position and we currently estimate that we would prevail in the arbitration called for in the processing agreement between the two companies.  We therefore have not recognized any charges to our results of operations or financial position through June 30, 2012 in connection with this matter.  Should it result that in the future we are judged liable for either a portion or all of the charges or should we enter into a

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

monetary settlement with the processor, such liability or settlement could materially affect our ability to execute our customer acquisition strategy by reducing the amount available for such activities by any amounts due to the processor or needed for related expenses.

Financial Risks

Our financial statements have been prepared assuming that our Company will continue as a going concern. The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal years ended September 30, 2011 and 2010.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Corporate and Other Risks

We may be subject to fines, sanctions, and/or penalties of an indeterminable nature as a result of potential violations of federal securities laws. Our Company may have potentially committed a violation of Section 5 of the Securities Act in connection with a sale of 151,515 shares of common stock in April 2010 included on its registration statement on Form S-1 (File no. 333-153552) which may have not been updated pursuant Section 10(a)(3) of the Securities Act at the time of such sale. Under Section 5, no security may be offered, sold or delivered after sale in interstate commerce unless a registration statement is in effect as to the security, or an exemption from registration is available. Furthermore, Section 5(b) of the Securities Act requires that a prospectus meeting the requirements of Section 10(a) be delivered before or at the same time with a confirmation of sale of a security. While a registration statement was filed and declared effective by the SEC in July 2009, it could be determined that in order for such sale to comply with the Securities Act the registration statement was required to have been updated under Section 10(a)(3) of the Securities Act via a post-effective amendment at the time of the sale of the securities.  Such a determination may make our Company susceptible to potential lawsuits and/or regulatory actions.  Additionally, under state and federal law, such a determination may require that our Company offer a right of rescission to the shareholders who sold securities under the registration statement at such time as the registration statement was required to be updated, and any such right of rescission may also require the payment of statutory interest.  The potential costs, risks and liabilities associated with such potential lawsuits, rights of rescission and/or regulatory actions cannot be accurately assessed at this time, but in the event such lawsuits, rescission offerings and/or regulatory actions are instituted, our Company believes that such actions will not have a material financial effect on our Company.  Also, our Company’s inability to resolve any potential violation of Section 5 of the Securities Act to the satisfaction of the SEC could result in a delay or prohibition in obtaining the effectiveness of any future registration statements, which could hinder or impair the ability to obtain future financing.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we intend to apply to list our common stock on NASDAQ, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on this trading venue. Until such time as we qualify for listing on NASDAQ or another trading venue, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

BillMyParents, Inc., a Colorado corporation

By: /s/ MICHAEL MCCOY

       Michael McCoy, Chief Executive Officer

August 10, 2012

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

August 10, 2012

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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