Form 10-Q/A
period 2011-12-31
BillMyParents, Inc.
filed 2012-12-26
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                to

Commission File Number: 000-50502

BILLMYPARENTS, INC.

(Exact Name of registrant as Specified in Its Charter)

Colorado	33-0756798
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6190 Cornerstone Court, Suite 216

San Diego, California

 (Address of principal executive offices)

(858) 677-0080

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                      Accelerated filer [ ]

Non-accelerated filer   [ ]                                                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 113,335,904 shares of common stock were outstanding as of December 18, 2012.

EXPLANATORY NOTE

BillMyParents, Inc. (the “Company,” “we,” “us” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) to amend its Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC” of February 13, 2012 (the “Original 10-Q”).  This Amended 10-Q is being filed to amend and restate our consolidated financial statements and related disclosures the quarter ended December 31, 2011.

Background of the Restatement

On December 13, 2012, the Board of Directors of the Company, after consultation with and upon recommendation from management of the Company, concluded that its unaudited financial statements included in the Company’s Original 10-Q for the Quarter ended December 31, 2011 cannot be relied upon due to an error related to the classification of the Company’s outstanding unregistered Common Stock and warrants to purchase the Company’s common stock (the “unregistered common stock” and “the warrants,” respectively) as permanent stockholders’ equity rather than temporary or mezzanine stockholders’ equity.  The Registration Rights Agreement for the unregistered common stock and warrants provides for certain registration rights which do not include adequate penalties if the Company fails to register these securities by a fixed date.  Consequently, the presumption is that the common stock and related warrants subject to the registration rights may be settled in cash.  Based on the presumption of potential cash settlement, the common stock is classified outside of equity as temporary equity until the registration is effective and the warrants are classified as a liability.  As a result, at December 31, 2011, the common stock has been reclassified from permanent stockholders’ equity into temporary stockholders’ equity.  Changes in the fair market value of the warrants during the period is not material.

The items included herein have been modified and superseded where necessary to reflect the restatement.

In accordance with applicable SEC rules, this Amended 10-Q includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.  The Amended 10-Q continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company’s financial statements.  Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

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

BILLMYPARENTS, INC.
Condensed Consolidated Balance Sheets

	December 31, 2011 (unaudited) (restated)	September 30, 2011

Assets
Current assets:
Cash and cash equivalents	$1,351,604	$1,386,402
Amounts on deposit with card processor	103,994	90,359
Amounts on deposit with or due from merchant processors	131,314	41,793
Prepaid insurance	36,292	53,042
Prepaid officer compensation	263,418	-
Other current assets	64,238	-

Total current assets	1,950,860	1,571,596

Other assets	5,052	5,052

	$1,955,912	$1,576,648

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$605,033	$1,456,366
Accrued and deferred personnel compensation	65,078	81,932
Derivative liabilities	4,086,509	1,289,520

Total current liabilities	4,756,620	2,827,818

Redeemable Common stock; $0.001 par value; 11,771,250
shares issued and outstanding, and not classified as equity	789,569	-
Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 4,325 shares issued and outstanding	4	4
Common stock; $0.001 par value; 300,000,000 shares authorized; 85,507,564
shares issued and outstanding (85,322,566 - September 30, 2011)	85,508	85,323
Additional paid-in capital	34,066,952	32,155,789
Accumulated deficit	(37,742,741)	(33,492,286)

Total stockholders' deficiency	(3,590,277)	(1,251,170)

	$1,955,912	$1,576,648
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

Restatement

Our Company issued Common stock and warrants to purchase shares of our Company’s common stock in Q1 2012.  Our Company also issued Series B preferred stock and warrants to purchase shares of our Company's common stock in Q2 and Q3 2012.  Our Company originally classified the common stock, preferred stock and warrants within equity in our 2012 quarterly filings. The common stock, Series B preferred stock and warrants are subject to certain registration rights, which do not include adequate penalties if our Company fails to register these securities by a fixed date.  Consequently, the presumption is that the common stock, preferred stock and related warrants subject to the registration rights may be settled in cash and is therefore considered and described as redeemable common and preferred stock. Based on the presumption of potential cash settlement the common stock and preferred stock are classified outside of equity as mezzanine equity until the registration is effective and the warrants are classified as a liability.

The Company reflected the necessary adjustment in the fourth quarter of 2012 and calculated the impact on its quarterly reports on Form 10-Q for the quarterly periods ending December 31, 2011, March 31, 2012, and June 30, 2012. As a result, at March 31, 2012, the unregistered common stock and the unregistered preferred stock have been reclassified from permanent stockholders’ equity into temporary stockholders’ equity.   Changes in the fair market value of the warrants during the period are not material.  The applicable line items on the Form 10-Q Consolidated Balance Sheet has been restated below for the quarterly period ending December 31, 2011.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Balance Sheet As of December 31, 2011
	As Previously Reported on Form 10-Q	Adjustments	As Restated
Derivative liabilities	$702,435	$3,384,074	$4,086,509
Other current liabilities	670,111	-	670,111
Total current liabilities	1,372,546	3,384,074	4,756,620
Redeemable Common stock	-	789,569	789,569
Common stock	97,279	(11,771)	85,508
Additional paid-in capital	38,228,828	(4,161,872)	34,066,956
Accumulated deficit	(37,742,741)	-	(37,742,741)
Total stockholders’ equity (deficiency)	583,366	(4,173,643)	(3,590,277)

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Derivatives

We account for certain of our outstanding warrants as derivative liabilities.  These derivative liabilities were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices or potential cash settlement.  At December 31, 2011, the fair values of the 2012 Warrants and the 2010 Warrants were $3,384,074 and $702,435, respectively. The fair value of the 2010 Warrants was $1,289,520 at September 30, 2011.  During the three months ended December 31, 2011, we reclassified derivative liabilities totaling $481,418 to additional paid-in capital.  We also recognized a gain from the change in fair value of derivative liabilities during the three months ended December 31, 2011 totaling $105,667 ($155,967 for the three months ended December 31, 2010) due to a decrease in the value of the related derivative securities.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our common stock increases.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the three months ended December 31, 2011, we entered into subscription agreements with 56 accredited investors pursuant to which we issued 11,771,250 shares of our common stock and warrants to purchase up to an additional 1,692,815 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance and warrants to purchase up to an additional 5,000,000 shares of our common stock with an exercise price of $0.50 per share with a term of five years after their date of issuance, in exchange for gross proceeds totaling $4,708,500 ($4,173,643 net of cash commissions and related

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

expenses totaling $534,857).  The common stock and related warrants are subject to certain registration rights.  The registration rights agreement does not include adequate penalties if the Company fails to complete timely registration, consequently, the presumption is that the common stock and the related warrants may be settled in cash.  Therefore the common stock is classified as redeemable common stock, outside of equity, until the registration is effective.  In addition, the warrants are included in derivative liabilities.  The fair value of the warrants was $2,877,910, at the issue date.

The warrants have a cashless exercise provision.  We also issued five-year warrants to purchase up to a total of 1,177,125 shares of our common stock with an exercise price of $0.60 per share to Maxim Group LLC (“Maxim”) who assisted us in connection with the transactions.  The fair value of the warrants issued to Maxim was approximately $506,164 at the issue date. The warrants issued to Maxim are subject to the same registration rights and, consequently, are included in derivative liabilities.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At December 31, 2011, our total assets were $1,955,912, while we had working capital deficit of $3,214,730.  Total liabilities were $4,756,620 (all of which were current) and our stockholders’ deficiency totaled $3,590,277.  Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants) totaling $4,086,509.  These liabilities represent the entire calculated fair value of the warrants.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 due to material weakness in financial reporting related to the proper classification and reporting of financial instruments.

Changes in Internal Controls over Financial Reporting

Due to the restatement of this Form 10-Q, our management has concluded that a material weakness exists in financial reporting related to the proper classification and reporting of financial instruments as of December 31, 2011.

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

Dated: December 26, 2012

BILLMYPARENTS, INC.

By: /s/ MICHAEL MCCOY

       Michael McCoy, Chief Executive Officer

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer