Form 10-Q/A
period 2012-03-31
BillMyParents, Inc.
filed 2012-12-26
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

EXPLANATORY NOTE

BillMyParents, Inc. (the “Company,” “we,” “us” and “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) to amend its Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012, filed with the Securities and Exchange Commission (the “SEC” of May 10, 2012 (the “Original 10-Q”).  This Amended 10-Q is being filed to amend and restate our consolidated financial statements and related disclosures the quarter ended March 31, 2012.

Background of the Restatement

On December 13, 2012, the Board of Directors of the Company, after consultation with and upon recommendation from management of the Company, concluded that its unaudited financial statements included in the Company’s Original 10-Q for the Quarter ended March 31, 2012 cannot be relied upon due to an error related to the classification of the Company’s outstanding unregistered Series B Preferred Stock, Common Stock and warrants to purchase the Company’s common stock (the “unregistered preferred stock,” “unregistered common stock” and “the warrants,” respectively) as permanent stockholders’ equity rather than temporary or mezzanine stockholders’ equity.  The Registration Rights Agreement for the unregistered preferred stock, unregistered common stock and warrants provides for certain registration rights which do not include adequate penalties if the Company fails to register these securities by a fixed date.  Consequently, the presumption is that the preferred stock, common stock and related warrants subject to the registration rights may be settled in cash.  Based on the presumption of potential cash settlement, the preferred stock and common stock is classified outside of equity as temporary equity until the registration is effective and the warrants are classified as a liability.  As a result, at March 31, 2012, the unregistered common stock and the unregistered preferred stock have been reclassified from permanent stockholders’ equity into temporary stockholders’ equity.   Changes in the fair market value of the warrants during the period are not material.

The items included herein have been modified and superseded where necessary to reflect the restatement.

In accordance with applicable SEC rules, this Amended 10-Q includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.  Except for the items herein (and not including the statements of operations and cash flows which are included for the convenience of the reader), no other information included in the Original 10-Q is being amended by this Amended 10-Q.  The Amended 10-Q continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company’s financial statements.  Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

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

BILLMYPARENTS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2012 (unaudited) (restated)	September 30, 2011

Assets
Current assets:
Cash and cash equivalents	$683,643	$1,386,402
Amounts on deposit with card processor	117,946	90,359
Amounts on deposit with or due from merchant processors	197,690	41,793
Prepaid insurance	19,542	53,042
Prepaid officer compensation	170,447	-

Total current assets	1,189,268	1,571,596

Other assets	5,052	5,052

	$1,194,320	$1,576,648

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$493,156	$1,456,366
Accrued and deferred personnel compensation	65,078	81,932
Derivative liabilities	4,187,401	1,289,520

Total current liabilities	4,745,635	2,827,818

Redeemable Common stock; $0.001 par value; 11,771,250
shares issued and outstanding, and not classified as equity	789,569	-
Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares
authorized; 714 shares issued and outstanding; liquidation preference of $714,000, and not classified as equity, net	640,568	-
Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 3,325 shares issued and outstanding (4,325 at September 30, 2011)	3	4
Common stock; $0.001 par value; 300,000,000 shares authorized; 86,348,592
shares issued and outstanding (85,322,566 - September 30, 2011)	86,349	85,323
Additional paid-in capital	35,836,543	32,155,789
Accumulated deficit	(40,904,347)	(33,492,286)

Total stockholders' deficiency	(4,981,452)	(1,251,170)

	$1,194,320	$1,576,648
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

The Company reflected the necessary adjustment in the fourth quarter of 2012 and calculated the impact on its quarterly reports on Form 10-Q for the quarterly periods ending December 31, 2011, March 31, 2012, and June 30, 2012. As a result, at March 31, 2012, the unregistered common stock and the unregistered preferred stock have been reclassified from permanent stockholders’ equity into temporary stockholders’ equity.   Changes in the fair market value of the warrants during the period are not material.  The applicable line items on the Form 10-Q Consolidated Balance Sheet has been restated below for the quarterly period ending March 31, 2012.

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated Balance Sheet As of March 31, 2012
	As Previously Reported on Form 10-Q	Adjustments	As Restated
Derivative liabilities	$629,289	$3,558,112	$4,187,401
Other current liabilities	558,234	-	558,234
Total current liabilities	1,187,523	3,558,112	4,745,635
Redeemable Common stock	-	789,569	789,569
Redeemable Series B convertible preferred stock	-	640,568	640,568
Common stock	98,120	(11,771)	86,349
Series B convertible preferred stock	1	(1)	-
Additional paid-in capital	40,813,023	(4,976,477)	35,836,546
Accumulated deficit	(40,904,347)	-	(40,904,347)
Total stockholders’ equity (deficiency)	6,797	(4,988,249)	(4,981,452)

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Derivatives

We account for certain of our outstanding warrants issued in 2010 and 2012 (“2010 Warrants” and “2012 Warrants”, respectively) as derivative liabilities.  The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  2012 Warrants were determined to be ineligible for equity classification due to certain share registration provisions which may result in future settlement obligations which may require net cash.  At March 31, 2012, the fair values of the 2012 Warrants and 2010 Warrants were $3,558,112 and $629,289, respectively.  The fair value of the 2010 Warrants was $1,289,520 at September 30, 2011.  During the six months ended March 31, 2012, we reclassified derivative liabilities totaling $481,418 to additional paid-in capital due to the expiration of the anti-dilution provisions of one of the former derivative liability warrants.  We also recognized gains from the changes in fair value of derivative liabilities during the three and six months ended March 31, 2012 totaling $73,146 and $178,813, respectively ($113,634 and $269,601 for the three and six months ended March 31, 2011, respectively) due to a decrease in the current fiscal year in the value of the related derivative securities.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our common stock increases.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

3.

Issuances of preferred stock, common stock and warrants

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

During the three months ended March 31, 2012, we entered into subscription agreements with 20 accredited investors pursuant to which we issued 714 shares of our Series B preferred stock and warrants to purchase up to an additional 446,250 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance, in exchange for gross proceeds totaling $714,000.  The Series B preferred shares are subject to registration rights granted at the time of their sale.  The Series B preferred stock is convertible (under prescribed conditions) by our Company or the holders into a total of 1,785,000 shares of our Company’s common stock.  The fair value of the warrants issued was approximately $174,038, at the issue date, and resulted in a beneficial conversion feature and deemed dividend which was not material, for the six months ended March 31, 2012.  The warrants issued with the Series B preferred stock, the 2012 Warrants, are included in derivative liabilities.  The Series B preferred shares are subject to registration rights granted at the time of their sale.

During the three months ended December 31, 2011, we entered into subscription agreements with 56 accredited investors pursuant to which we issued 11,771,250 shares of our common stock and warrants to purchase up to an additional 1,692,815 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance and warrants to purchase up to an additional 5,000,000 shares of our common stock with an exercise price of $0.50 per share with a term of five years after their date of issuance, in exchange for gross proceeds totaling $4,708,500 ($4,173,643 net of cash commissions and related expenses totaling $534,857).  The common stock and related warrants are subject to certain registration rights.  The registration rights agreement does not include adequate penalties if our Company fails to complete timely registration, consequently, the presumption is that the common stock and related warrants may be settled in cash.  Therefore the common stock is classified as redeemable common stock, outside of equity, until the registration is effective.  In addition, the warrants are included in the derivative liabilities.  The warrants have a cashless exercise provision.    The fair value of the warrants was $2,877,910, at the issue date.

We also issued five-year warrants to purchase up to a total of up to 1,177,125 shares of our common stock with an exercise price of $0.60 per share to Maxim Group LLC (“Maxim”) who assisted us in connection with the transactions.  The fair value of the warrants issued to Maxim was approximately $506,164, at the issue date.  The warrants issued to Maxim are subject to the same registration rights and consequently are included in derivative liabilities.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Registration Rights: The Series B preferred stock is subject to certain registration rights.  The registration rights agreement does not include adequate penalties if our Company fails to complete timely registration, consequently, the presumption is that the preferred stock and related warrants may be settled in cash.  Therefore the preferred stock is classified as redeemable preferred stock, outside of equity, until the registration is effective.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our Company’s behalf and is a noncash expense.  We had significant issuances of stock issued to Kay in the prior fiscal year that were reduced in the corresponding periods during fiscal 2012.  We expect that overall general and administrative expenses will increase in fiscal 2012 but will be a smaller percentage of revenues and overall expenses in the upcoming year.

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

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At March 31, 2012, our total assets were $1,194,320, while we had a working capital deficit of $3,556,367.  Total liabilities were $4,745,635 (all of which were current) and our stockholders’ deficiency  totaled $4,981,452.  Also included in current liabilities were amounts arising in connection with derivative liabilities consisting of warrants totaling $4,187,401.  These liabilities represent the entire calculated fair value of the warrants.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to material weakness in financial reporting related to the proper classification and reporting of financial instruments.

Changes in Internal Controls over Financial Reporting

Due to the restatement of this Form 10-Q, our management has concluded that a material weakness exists in financial reporting related to the proper classification and reporting of financial instruments as of March 31, 2012.

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