Form 10-Q/A
period 2012-06-30
BillMyParents, Inc.
filed 2012-12-26
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Background of the Restatement

On December 13, 2012, the Board of Directors of the Company, after consultation with and upon recommendation from management of the Company, concluded that its unaudited financial statements included in the Company’s Original 10-Q for the Quarter ended June 30, 2012 cannot be relied  upon due to an error related to the classification of the Company’s outstanding unregistered Series B Preferred Stock, Common Stock and warrants to purchase the Company’s common stock (the “unregistered preferred stock,” “unregistered common stock” and “the warrants,” respectively) as permanent stockholders’ equity rather than temporary or mezzanine stockholders’ equity.  The Registration Rights Agreement for the unregistered preferred stock, unregistered common stock and warrants provides for certain registration rights which do not include adequate penalties if the Company fails to register these securities by a fixed date.  Consequently, the presumption is that the preferred stock, common stock and related warrants subject to the registration rights may be settled in cash.  Based on the presumption of potential cash settlement, the preferred stock and common stock is classified outside of equity as temporary equity until the registration is effective and the warrants are classified as a liability.  As a result, at June 30, 2012, the unregistered common stock and the unregistered preferred stock have been reclassified from permanent stockholders’ equity into temporary stockholders’ equity.  Changes in the fair market value of the warrants during the period are not material.

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

BILLMYPARENTS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2012 (unaudited) (restated)	September 30, 2011

Assets
Current assets:
Cash and cash equivalents	$7,387,392	$1,386,402
Amounts on deposit with card processor	161,291	90,359
Amounts on deposit with or due from merchant processors	183,002	41,793
Prepaid insurance	2,792	53,042
Prepaid officer compensation	77,476	-

Total current assets	7,811,953	1,571,596

Property and equipment, net of accumulated depreciation of $42,926 ($42,926 – September 30, 2011)	9,844	-
Other assets	10,138	5,052

	$7,831,935	$1,576,648

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$781,712	$1,456,366
Accrued and deferred personnel compensation	68,950	81,932
Derivative liabilities	11,235,222	1,289,520

Total current liabilities	12,085,884	2,827,818

Redeemable Common stock; $0.001 par value; 11,771,250
shares issued and outstanding, and not classified as equity	789,569	-
Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares
authorized; 9,775 shares issued and outstanding; liquidation preference of $9,775,000	8,061,167	-
Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 1,635 shares issued and outstanding (4,325 at September 30, 2011)	2	4
Common stock; $0.001 par value; 300,000,000 shares authorized; 86,595,711
shares issued and outstanding (85,322,566 - September 30, 2011)	86,596	85,323
Additional paid-in capital	31,256,276	32,155,789
Accumulated deficit	(44,447,559)	(33,492,286)

Total stockholders' deficiency	(13,104,685)	(1,251,170)

	$7,831,935	$1,576,648
See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the nine months ended June 30,
	2012 (restated)	2011	2012 (restated)	2011

Revenues	$259,290	$16,046	$776,805	$22,800

Operating expenses:
Selling and marketing	519,973	2,419,212	2,316,335	3,364,726
Personnel related	2,228,101	1,163,202	6,432,724	2,755,062
Processing	744,327	476,562	2,233,394	937,787
General and administrative	319,428	173,736	940,376	1,171,451

Total operating expenses	3,811,829	4,232,712	11,922,829	8,229,026

Loss from operations	(3,552,539)	(4,216,666)	(11,146,024)	(8,206,226)

Nonoperating income (expense):
Interest expense	-	-	-	(133,379)
Interest income	892	3,568	3,503	8,245
Change in fair value of derivative liabilities	8,435	(56,697)	187,248	212,904

	9,327	(53,129)	190,751	87,770

Net loss and comprehensive net loss	(3,543,212)	(4,269,795)	(10,955,273)	(8,118,456)

Deemed dividend on preferred stock	(6,417,881)	-	(6,417,881)	-
Net loss and comprehensive net loss applicable to common shareholders	$(9,961,093)	(4,269,795)	(17,373,154)	(8,118,456)
Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.18)	$(0.12)

Basic and diluted weighted average number of common
shares outstanding used in computing basic and
diluted net loss per share	98,587,683	77,274,700	96,909,800	68,171,744

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

The Company reflected the necessary adjustment in the fourth quarter of 2012 and calculated the impact on its quarterly reports on Form 10-Q for the quarterly periods ending December 31, 2011, March 31, 2012, and June 30, 2012. As a result, at March 31, 2012, the unregistered common stock and the unregistered preferred stock have been reclassified from permanent stockholders’ equity into temporary stockholders’ equity.   Changes in the fair market value of the warrants during the period are not material.  The applicable line items on the Form 10-Q Consolidated Balance Sheet and Consolidated Statement of Operations have been restated below for the quarterly period ending June 30, 2012.

Consolidated Balance Sheet As of June 30, 2012
	As Previously Reported on Form 10-Q	Adjustments	As Restated
Derivative liabilities	$620,854	$10,614,368	$11,235,222
Other current liabilities	850,662	-	850,662
Total current liabilities	1,471,516	10,614,368	12,085,884
Redeemable Common stock	-	789,569	789,569
Redeemable Series B convertible preferred stock	-	8,061,167	8,061,167
Common stock	98,367	(11,771)	86,596
Series B convertible preferred stock	10	(10)	-
Additional paid-in capital	50,709,601	(19,453,323)	31,256,278
Accumulated deficit	(44,447,559)	-	(44,447,559)
Total stockholders’ equity (deficiency)	6,360,419	(19,465,104)	(13,104,685)

Consolidated Statement of Operations for the Three Months Ended June 30, 2012
	As Previously Reported on Form 10-Q	Adjustments	As Restated
Net loss and comprehensive net loss	$(3,543,212)	$-	$(3,543,212)
Deemed dividend on preferred stock	-	(6,417,881)	(6,417,881)
Net loss and comprehensive net loss applicable to common shareholders	(3,543,212)	(6,417,881)	(9,961,093)
Basic and diluted loss per share	(0.04)	(0.06)	(0.10)

Consolidated Statement of Operations for the Nine Months Ended June 30, 2012
	As Previously Reported on Form 10-Q	Adjustments	As Restated
Net loss and comprehensive net loss	$(10,955,273)	$-	$(10,955,273)
Deemed dividend on preferred stock	-	(6,417,881)	(6,417,881)
Net loss and comprehensive net loss applicable to common shareholders	(10,955,273)	(6,417,881)	(17,373,154)
Basic and diluted loss per share	(0.11)	(0.07)	(0.18)

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivatives

We account for certain of our outstanding warrants issued in 2010 and 2012 (“2010 Warrants” and “2012 Warrants”, respectively) as derivative liabilities.  The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  The 2012 Warrants were determined to be ineligible for equity classification due to certain share registration provisions which may result in future settlement obligations which may require net cash.  At June 30, 2012, the fair values of the 2012 Warrants and the 2010 Warrants were $10,614,368 and $620,854, respectively. The fair value of the 2010 Warrants was $1,289,520 at September 30, 2011.  During the nine months ended June 30, 2012, we reclassified derivative liabilities totaling $481,418 to additional paid-in capital due to the expiration of the anti-dilution provisions of one of the former derivative liability warrants.  We also recognized gains from the changes in fair value of derivative liabilities during the three and nine months ended June 30, 2012 totaling $8,435 and $187,248, respectively (a loss of $56,697 and gain of $212,904 for the three and nine months ended June 30, 2011, respectively) due to a decrease in the current fiscal year in the value of the related derivative securities.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our common stock increases.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the nine months ended June 30, 2012, we entered into subscription agreements with 67 accredited investors pursuant to which we issued 9,775 shares (balance outstanding at June 30, 2012), respectively, of our Series B preferred stock and warrants to purchase up to an additional 12,500,000 shares of our common stock with an exercise price of $0.50 per share and a term of five years after the date of their issuance and an additional 3,921,875 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance, in exchange for gross proceeds totaling $9,775,000 ($8,873,580 net of cash commissions and related expenses totaling $901,420).  The fair value of the warrants issued was approximately $6,417,881, at the issue date, and resulted in a beneficial conversion feature and a deemed dividend for the nine months ended June 30, 2012 in the amount of $6,417,881.  The warrants issued with the Series B preferred stock, the 2012 Warrants, are included in derivative liabilities.

We also issued five-year warrants to purchase up to a total of up to 2,082,750 shares of our common stock with an exercise price of $0.60 per share to Maxim Group LLC (“Maxim”) who assisted us in connection with the transactions.  The fair value of the Maxim warrants was approximately $812,413, at the issue date. The Series B preferred shares are subject to registration rights granted at the time of their sale.  The Series B preferred stock is convertible (under prescribed conditions) by our Company or the holders into a total of 24,437,500 shares of our Company’s common stock.  The warrants issued to Maxim are included in the 2012 Warrants and are included in derivative liabilities.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Warrants

Our Company issued warrants to purchase up to 450,000 and 15,500,000 shares of our common stock during the three and nine months ended June 30, 2012, respectively, including five-year warrants to purchase up to 2,500,000 shares (exercise price of $0.51 per share) to Mr. Blech.  During the three and nine months ended June 30, 2011, we issued warrants to purchase up to 1,088,000 and 10,072,000 shares, respectively, of our common stock to advisors (including 212,000 to Mr. Kolenik).  Through June 30, 2012, we have issued warrants to purchase up to a total of 39,124,853 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 50,000 shares were previously exercised, warrants to purchase up to 2,289,976 shares of common stock have expired and warrants to purchase up to 3,845,000 shares of common stock have been cancelled.  Warrants to purchase up to 32,939,877 shares of common stock remain outstanding at June 30, 2012, 17,087,633 of which have vested.  The warrants have remaining terms ranging from 7 to 59 months as of June 30, 2012 and exercise prices ranging from $0.39 to $1.00 per share.

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

BillMyParents, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our Company’s behalf (this is a noncash expense).  We had significant issuances of stock issued to Kay prior to March 31, 2011 that were reduced in the corresponding periods during fiscal 2012.  These were counterbalanced by increases in our most recently completed quarter due to issuances of stock to Kay and to another outside investor relations firm.  Legal expenses are up over the prior year in connection with our dispute with our processor (described elsewhere herein), the successful resolution of employee matters requiring our attorneys’ assistance and increased security related work we underwent in fiscal 2012.  Travel related expenses have increased due to our CEO and VP of Operations’ being located in Des Moines, IA while the bulk of our operations and personnel remain situated in San Diego, CA.

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

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At June 30, 2012, our total assets were $7,831,935, while we had working capital deficit of $4,273,931.  Total liabilities were $12,085,885 (all of which were current) and our stockholders’ deficiency totaled $13,104,685.  Also included in current liabilities were amounts arising in connection with derivative liabilities consisting of warrants totaling $11,235,222.  These liabilities represent the entire calculated fair value of the warrants.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to material weakness in financial reporting related to the proper classification and reporting of financial instruments.

Changes in Internal Controls over Financial Reporting

Due to the restatement, our management has concluded that a material weakness exists in financial reporting related to the proper classification and reporting of financial instruments as of June 30, 2012.

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

Our Company is involved in a disagreement with our incumbent processor. We currently receive services from a transaction processor through a non-exclusive agreement with a term ending in October 2012.  In connection with the services provided, the processor asserted that our Company is liable for previously unbilled services totaling $328,054.  We contend that the charges in question were explicitly waived by an executive officer of the Processor in a face to face meeting between members of our respective management teams.  At present, the managements of our respective companies continue negotiating a settlement of this dispute to the mutual satisfaction of both parties.  We believe a settlement (if reached) could cover the collaboration on future joint opportunities in the prepaid card space.  Should we fail to reach an agreement with the processor, we intend to vigorously assert our position and we currently estimate that we would prevail in the arbitration called for in the processing agreement between the two companies.  We therefore have not recognized any charges to our results of operations or financial position through June 30, 2012 in connection with this matter.  Should it result that in the future we are judged liable for either a portion or all of the charges or should we enter into a monetary settlement with the processor, such liability or settlement could materially affect our ability to execute our customer acquisition strategy by reducing the amount available for such activities by any amounts due to the processor or needed for related expenses.

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