Form 10-K
period 2012-09-30
BillMyParents, Inc.
filed 2012-12-26
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2012

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

Non-accelerated filer    ☐ (1)

Smaller reporting company    ☒

(1)  Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity on March 31, 2012 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $0.40) was approximately $21,151,751.   Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At December 26, 2012, there were 113,335,904 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BILLMYPARENTS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

PART I

Item 1 - Business

Item 1A - Risk Factors

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 - Mine Safety Disclosures

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules

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

Item 1 - Business

As used in this annual report, the terms "we", "us", "our", “BillMyParents”, and the "Company" means BillMyParents, Inc., a Colorado corporation, its wholly-owned subsidiary BillMyParents, Inc., a California corporation or their management.

Current Business

BillMyParents® (“BMP”) provides a simple, low-cost and convenient money management solution to young people under the supervision and guidance of a responsible adult.  Our product is designed to enable parents (and other responsible adults, henceforth collectively referred to as parents) and young people to collaborate toward the goal of responsible spending.  BMP markets a prepaid card with special features aimed at young people and their parents.

Market Overview and Business Model

We believe there is a compelling opportunity available to our Company to address a pressing need young people have for responsible management of their finances while giving parents visibility over such activity.  Prepaid reloadable cards (“BMP Cards”) are similar to financial institution debit cards, without the need for a related account and potential credit risks.  BMP Cards offer significant advantages over cash and/or the use by young people of their parent’s credit or debit card.  For a comparatively small cost, BMP Cards offer what we believe are compelling features for young people and adults alike.  Included among the features of our BMP Cards are:

•

No credit implications from the use of the cards for either young people or parents;

•

No overdrafts or related fees;

•

Controllable transaction alerts to adults at times and frequencies determined by the parent;

•

Ability of the parent to quickly lock and unlock the card for transactions;

•

Money loaded on the card is protected if the card is lost and transferred to a new card;

•

Parents have the ability to transfer money quickly to the young person’s card in an emergency; and

•

Parents have the ability to monitor their teen’s spending.

We believe the BMP Card is an excellent option allowing young people to be exposed to the financial world at an early age. Teaching young people how to spend within a stipulated budget, BMP Cards are accepted anywhere MasterCard™ is accepted. Under existing legislation, cardholders are required to be 21 years old to be eligible for a regular credit card (if the parent does not guarantee the balance).  BMP Cards allow young people 13 years and older to have the card in their own name without credit implications for a parent.  BMP Card cardholders have other convenient options including the reloading of cards through direct deposit or automated fund transfer if desired.

Strategy

We plan to continue to introduce new features to our product offerings that we hope will cause the public to associate BMP with responsible youth spending.  We plan to make potential consumers aware of BMP through marketing with endorsements from well-known personalities as well as (in the future) joint promotional opportunities with providers of consumer products and services.

On November 20, 2012, we entered into an endorsement agreement (the "Agreement") for the promotion of our products. In connection with the Agreement, which is for a term of fourteen months (unless extended as provided in the Agreement), we agreed to pay a non-refundable advance totaling $3,750,000 (the "Advance") of which $1,900,000 was paid on November 21, 2012 with the remainder of $1,850,000 due by January 2, 2013.  In addition to the Advance, we have agreed to pay monthly incentive compensation and royalty payments per active account.  The Advance is not recoupable from incentive compensation payments and is recoupable from royalty payments made under the Agreement.  Upon the expiration of the Agreement, the endorser will be entitled to receive the royalty payments, subject to recoupment of the Advance, and the incentive compensation, in perpetuity.  In addition, the endorser may become entitled to warrants if the Agreement is extended and at the end of the term of the Agreement.  The payments and warrants described herein are described in further detail in Note 12 to the financial statements contained in Item 8 below.

The current bank that issues our BMP cards will not issue pre-paid cards that relate to any celebrity endorsements. We have entered into a letter of intent with another banking institution that will issue our BMP cards that are affiliated with celebrity endorsements. There can be no assurance that we will enter into a final agreement with such bank or come to an agreement on financial terms that allows us to operate profitably. While we anticipate entering into a final agreement with satisfactory financial terms with the bank in the near future, there is no guarantee that we will be successful in doing so and may need to seek a relationship with another bank. If we are unable to enter into an agreement with another bank that will issue our cards relating to celebrity endorsements, such inability will materially impact our business.

Financial Model

Revenues from BMP are derived from fees from cardholders for various services we provide and fees we receive from merchants when our cards are used.  The direct costs incurred by us in connection with BMP include discounts and per transaction charges from merchant credit card companies and amounts paid to our processing partner for card issuance and transaction costs.

We continue to extensively employ outside consultants for the build out and ongoing maintenance of the platform and payment system, as well as for marketing, design, business development and other general and administrative functions of our Company.  While we intend to restrict the number of new employees we add to our Company’s workforce, we believe that new personnel will be necessary in the future in the areas of project management, software programming, operations, accounting (in October 2012 we added a new Controller position and in November 2012 a new President) and administration.

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

In addition, we are compliant with the Children’s Online Privacy Protection Act (COPPA). The primary goal of COPPA is to place parents in control over what information is collected from their young children online. COPPA applies to operators of commercial websites and online services directed to children under 13, such as our service, that collect, use, or disclose personal information from children, and operators of general audience websites or online services with actual knowledge that they are collecting, using, or disclosing personal information from children under 13.  We are a certified licensee of the TRUSTe® Children's Privacy Program, which has been approved by the Federal Trade Commission as an authorized safe harbor under the Children's Online Privacy Protection Rule.

Competitive Business Conditions

The market for prepaid cards is large, growing and highly competitive.  We have identified a number of providers of prepaid cards and related products and services.

Green Dot Corporation and NetSpend Holdings, Inc. are leaders in marketing general-purpose reloadable prepaid cards.  Both of these companies have as primary market focuses under-banked consumers and tout their services as tailored to meet their customers’ particular financial services needs in a manner that traditional banking institutions have historically not met.  Both companies have built extensive distribution networks throughout the US and have strong online presences.  As of September 30, 2012, these companies’ filings with the SEC stated active card totals of 4.42 million and 2.28 million, respectively.  In addition to a formidable active card user base, Green Dot is a leader in establishing a convenient way for cardholders to add funds to their accounts.  While neither company to our knowledge is currently specifically courting our identified target market of young people and their parents, they both represent potential sources of future competition for our Company.

American ExpressTM is a worldwide leader in the credit card and financial services industry whose credit cards account for a significant percentage of the total volume of credit card transactions in the United States.  American ExpressTM has a product named PASS which is a prepaid reloadable card that “parents give to teens.”  PASS has many of the features we offer and intend to offer with our BMP Card and American ExpressTM has devoted substantial resources to publicize this youth oriented payment option.  We believe that PASS has drawbacks not found in BMP Cards, nevertheless American ExpressTM is a world recognized brand with substantial marketing capabilities that is likely to provide formidable competition for our Company.

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

In summary, while we face potential future competition in our target market for our products, we currently believe our products offer distinct features that respond to market needs not well served by the identified competitors mentioned above. However, many of these firms have longer operating histories, greater name recognition and greater financial, technical, and marketing resources than us.   Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customer demand and market share to support the cost of our operations.

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

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY OVERALL AND HAVE ONLY RECENTLY EMBARKED ON OUR CURRENT CORPORATE FOCUS OF PROVIDING ONLINE PAYMENT SOLUTIONS.

We completed our acquisition of BillMyParents-CA on October 16, 2007. BillMyParents-CA was formed in April 2007 to pursue opportunities in the gift card industry. We subsequently refocused our efforts on providing prepaid cards for young people and their parents. We do not currently have an adequate level of operating revenues that would support profitable operations and we have a limited operating history. Because we have a limited operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company. Furthermore, our revised business focus centered on BMP has been ongoing only since 2009. We have limited experience as to whether BMP will be popular with consumers. Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing our BMP Product.  In addition, we have signed an agreement with an endorser that requires the expenditure of significant capital resources, including advances totaling close to $4 million. On November 30, 2012 we closed on a private equity transaction whereby we raised $2,580,500 in net proceeds after deducting fees and expenses, however we will still require additional funding in order to operate our business. If we fail to achieve sufficient revenues and gross margin with our BMP Product, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

THE CURRENT BANK THAT ISSUES OUR CARDS WILL NOT ISSUE CARDS THAT ARE RELATED TO CELEBRITY ENDORSEMENTS. WE HAVE ENTERED INTO A LETTER OF INTENT WITH ANOTHER BANKING INSTITUTION THAT WILL ISSUE OUR CARDS THAT RELATE TO CELEBRITY ENDORSEMENTS, BUT THERE IS NO GUARANTEE THAT WE WILL COME TO TERMS ON A FINAL AGREEMENT.

The current bank that issues our BMP cards will not issue pre-paid cards that relate to any celebrity endorsements. We have entered into a letter of intent with another banking institution that will issue our BMP cards that are affiliated with celebrity endorsements. There can be no assurance that we will enter into a final agreement with such bank or come to an agreement on financial terms that allows us to operate profitably. While we anticipate entering into a final agreement with satisfactory financial terms with the bank in the near future, there is no guarantee that we will be successful in doing so and may need to seek a relationship with another bank. If we are unable to enter into an agreement with another bank that will issue our cards relating to celebrity endorsements, such inability will materially impact our business.

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

WE HAVE LIMITED RESOURCES TO DEVELOP OUR PRODUCT OFFERINGS.

Our ability to successfully access the capital markets at the same time that our Company has required funding for the development and marketing of our product offerings is challenging.  This has caused and will likely continue to cause us to restrict funding of the development of our products and to favor the development of one product offering over the other based on their relative estimated potentials for commercial success as evaluated by our management.  We will require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our current focus is on our BMP Cards.  The failure of our BMP Cards to be commercially successful would substantially harm our business and results of operations.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.  Furthermore, in the future we may determine that it is in the best interest of our Company to severely curtail, license, jointly develop with a third party or sell one of our product offerings, which may be on terms which limit the revenue potential of the product offering to our Company.

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

WE RELY ON OUR BANK ISSUERS TO ISSUE BMP CARDS AND THIRD-PARTY CREDIT CARD MERCHANT PROCESSORS TO ALLOW OUR CUSTOMERS TO LOAD BALANCES ON THEIR BMP CARDS AND THESE THIRD PARTIES COULD VIEW OUR PRE-PAID BMP CARD AND LIMITED FINANCIAL RESOURCES AS OVERLY RISKY.

BMP Cards are issued by our bank issuers who are essential to our ability to market our products.  Additionally, most of our customers load balances on their BMP cards with a credit card. We are dependent on our bank issuers in order to market BMP cards.  Should one or more of our bank issuers judge our financial resources inadequate, it/they could terminate its/their relationship(s) with us, and we could no longer issue or service cards issued by that bank.  This would require us to incur large expenses to obtain a new bank issuer(s), if obtaining such issuer were even possible.

We are also dependent on third party credit card merchant processors to allow our customers to load these balances on their BMP cards. Many credit card merchant processors view the prepaid card industry which we operate in as high risk from a fraud and financial standpoint. While we take steps to reduce fraud in our business, our limited financial resources can be viewed as too risky by credit card merchant processors and cause them not to want to do business with us, or discontinue doing business with us. Since most of our customers load balances on their BMP cards with a credit card, any interruption in our ability to obtain these services or comparable quality replacements, would severely harm our business and results of operations.

Should we lose the services of one or more of our bank issuers or those of a credit card merchant processor and not be able to replace them, our business and results of operations would be substantially impaired, and an investor could suffer the loss of a significant portion or all of his investment in our Company.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND FAILURE BY US OR THE BANK(S) THAT ISSUE(S) OUR CARDS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

We operate in a highly regulated environment, and failure by us or one or more of the banks that issue our cards to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to a wide range of federal and state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. Failure by us or our bank to comply with the laws and regulations to which we are or may become subject to could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers and other network participants, banks that issue our cards and regulators and could materially and adversely affect our business, operating results and financial condition.

CHANGES IN CREDIT CARD ASSOCIATION OR OTHER NETWORK RULES OR STANDARDS SET BY THE PAYMENT NETWORKS OR CHANGES IN CARD ASSOCIATION AND NETWORK FEES OR PRODUCTS OR INTERCHANGE RATES COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS.

We and the banks that issue our cards are subject to card network association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including credit card merchant processors. The termination of the card association registrations held by us through any of the banks that issue our cards or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations could increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition. Furthermore, a substantial portion of our operating revenues is derived from interchange fees, and we expect interchange revenues to someday potentially represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire new card customers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

CHANGES IN LAWS AND REGULATIONS TO WHICH WE ARE SUBJECT, OR TO WHICH WE MAY BECOME SUBJECT, MAY INCREASE OUR COSTS OF OPERATION, DECREASE OUR OPERATING REVENUES AND DISRUPT OUR BUSINESS.

Changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. We could face more stringent anti-money laundering rules and regulations, as well as more stringent regulations, compliance with which could be expensive and time consuming. Changes in laws and regulations governing the way our products are sold or in the way those laws and regulations are interpreted or enforced could adversely affect our ability to distribute our products and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which in turn could materially and adversely impact our operations. State and federal legislators and regulatory authorities have become increasingly focused on the banking and consumer financial services industries and continue to propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions (including card issuing banks) and other financial services companies (including us). Changes in the way we or the banks that issue our cards could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating margins. Additionally, changes to the limitations placed on fees, the interchange rates that can be charged or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.

THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT MAY HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”). The DFA, as well as regulations promulgated thereunder, could have a significant adverse impact on the Company’s business, results of operations and financial condition.

The DFA has resulted in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve. The CFPB has broad rulemaking and enforcement authority over providers of pre-paid cards, among other credit providers. The CFPB has the authority to write regulations under federal consumer financial protection laws, and to enforce those laws. The CFPB regulations have yet to be fully promulgated and depending on how the CFPB functions, it could have a material adverse impact on our business. The impact this new regulatory regime will have on the Company’s business is uncertain at this time.

Many provisions of the DFA require the adoption of rules to implement. In addition, the DFA mandates multiple studies, which could result in additional legislative or regulatory action. Therefore, the ultimate consequences of the DFA and its impact on our Company’s business, results of operations and financial condition remain uncertain.

WE ARE SUBJECT TO VARIOUS PRIVACY RELATED REGULATIONS, INCLUDING THE GRAMM-LEACH-BLILEY ACT WHICH MAY INCLUDE AN INCREASED COST OF COMPLIANCE.

We are subject to various laws, rules and regulations related to privacy, information security and data protection, including the Gramm-Leach-Bliley Act, and we could be negatively impacted by these laws, rules and regulations. The Gramm-Leach-Bliley Act guidelines require, among other things, that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these laws, rules and regulations regarding the privacy, security and protection of customer and employee data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for our Company.

OUR BUSINESS COULD SUFFER IF THERE IS A DECLINE IN THE USE OF PREPAID CARDS AS A PAYMENT MECHANISM OR THERE ARE ADVERSE DEVELOPMENTS WITH RESPECT TO THE PREPAID FINANCIAL SERVICES INDUSTRY IN GENERAL.

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. For example, negative publicity surrounding other prepaid financial service providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services among consumers. If consumers do not continue or decrease their usage of prepaid cards, our operating revenues may remain at current levels or decline. Predictions by industry analysts and others concerning the growth of prepaid financial services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and you should not rely upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional prepaid cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

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

We, the banks that issue our cards, network acceptance members and/or third-party processors receive, transmit and store confidential customer and other information in connection with the sale and use of our prepaid cards. Encryption software and the other technologies used to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of such security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at the bank that issues our cards, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects.

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY SURROUNDING OUR BMP CARDS IS UNCERTAIN.

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

Consumer purchases are subject to cyclical variations, recessions in the general economy and the future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the success of our BMP Cards.

Financial Risks

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT OUR COMPANY WILL CONTINUE AS A GOING CONCERN.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal years ended September 30, 2012 and 2011.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

OUR NET OPERATING LOSS (“NOL”) CARRY-FORWARD IS LIMITED.

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

Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Approximately half of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our employees, directors and executive officers. Accordingly, our employees, directors, executive officers and insider shareholders may have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

There is limited market activity in our stock and we may be too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on OTCQB, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in over-the-counter stocks and certain major brokerage firms restrict their brokers from recommending over-the-counter stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR COMMON STOCK COULD LIMIT THE TRADING AND LIQUIDITY OF THE COMMON STOCK, ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common stock is below $5 per share, our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices as well as the regulatory disclosure requirements set forth above could increase the volatility of our share price, may limit investors’ ability to buy and sell our securities and have an adverse effect on the market price for our shares of common stock.

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

WE MAY BE UNABLE TO LIST OUR COMMON STOCK ON NASDAQ OR ON ANY SECURITIES EXCHANGE.

Although we intend to apply to list our common stock on NASDAQ in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on this trading. Until such time as we qualify for listing on NASDAQ or another national securities exchange, our common stock will continue to trade on OTCQB or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 2 –Properties

Our corporate offices are located at 6190 Cornerstone Court, Suite 216, San Diego California 92121, where we lease approximately 3,100 square feet of office space.  The monthly rental payments for the facility are approximately $2,695 plus common area maintenance charges and the lease term is through June 2014.  We also lease space in Des Moines, IA and additional storage in San Diego.   We believe our facilities are in good condition and adequate to meet our current and anticipated requirements.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol "BMPI."  The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCQB securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by the OTCQB for the periods indicated as reported on the OTCQB.  On December 7, 2012, the closing price of our common stock as reported on the OTCQB was $0.45 per share.

For the year ended September 30, 2012	High	Low
Fourth Quarter	$0.90	$0.33
Third Quarter	0.53	0.21
Second Quarter	0.53	0.36
First Quarter	0.52	0.30

For the year ended September 30, 2011
Fourth Quarter	$0.56	$0.42
Third Quarter	0.51	0.39
Second Quarter	0.55	0.40
First Quarter	0.62	0.46

Our stock began trading on the OTC Bulletin Board under the symbol “IDED.OB” on October 18, 2007 and was later changed to “IDAE.OB” on March 12, 2008 and to “SCLW.OB” on May 13, 2009 and to “BMPI.OB” on June 13, 2011.  On July 23, 2012 our stock was moved form the OTC Bulletin Board to the OTCQB. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of December 7, 2012, 106,915,929 shares of our common stock were issued and outstanding, and held by approximately 2,000 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2012, with respect to compensation plans under which our common stock is authorized for issuance.

On August 4, 2011, our Board of Directors approved the adoption of the BillMyParents, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan has not yet been approved by our shareholders.  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company.  The table below sets forth information as of September 30, 2012 with respect to our 2007 Plan and 2011 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders (2007 Plan)	3,665,000	$0.49	335,000
Equity compensation plans subject to approval by shareholders (2011 Plan)	17,765,000	0.49	6,900,000

Total	21,430,000	$0.49	7,235,000

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

Results of Operations

Revenues

Our Company had total revenues of $1,009,250 for the year ended September 30, 2012 ($104,030 for the year ended September 30, 2011).  Our revenues increased $905,220 or 8.7 times our prior fiscal year’s total, but have not reached the level required to support our current and planned infrastructure and that would result in profits from operations.  Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues.  We continue to not charge our cardholders for new card initiation fees.  We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements.  Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses.  We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses for the year ended September 30, 2012 totaled $3,025,724 ($5,445,994 in fiscal 2011).  This was a decrease of $2,420,270 and 44.4% from fiscal 2011 to fiscal 2012.  More significant components of these expenses for the years ended September 30, 2012 and 2011 were as follows.

	2012	2011	Change	% Change

Marketing consulting	$ 603,949	$ 1,454,645	$ (850,696)	(58.5)%
Public relations	125,369	221,753	(96,384)	(43.5)%
Direct marketing	1,972,416	2,682,053	(709,637)	(26.5)%
Marketing programs	272,172	1,050,791	(778,619)	(74.1)%
Market research	44,646	11,273	33,373	296.0%
Other	7,172	25,479	(18,307)	(71.9)%

	$ 3,025,724	$ 5,445,994	$(2,420,270)	(44.4)%

Decreases in marketing consulting in the most recent fiscal year over the prior year totals were due to not employing brand awareness marketing agencies in fiscal 2012.  Our levels of direct marketing were significantly reduced toward the end of 2012 while we focused more on our account engagement (e.g. revenue per account) and our transition to a new card processor.  Marketing programs in the prior year were significantly higher due to higher spending on brand awareness events and advertising during fiscal 2011.  We expect selling and marketing expenses to increase in fiscal 2013 with our planned new focus on celebrity endorsements, discussed elsewhere herein.

Personnel related expenses

Personnel related expenses totaled $11,201,002 during the year ended September 30, 2012, ($5,512,541 for the year ended September 30, 2011).  This amounted to an increase of $5,688,461 or roughly double from fiscal 2011 to fiscal 2012.  More significant components of these expenses for the years ended September 30, 2012 and 2011 were as follows.

	2012	2011	Change	% Change

Salaries and wages	$ 2,341,563	$ 1,349,049	$ 992,514	73.6%
Stock based compensation	8,257,481	3,697,093	4,560,388	123.4%
Consulting and outside services	296,230	267,579	28,651	10.7%
Other	305,728	198,820	106,908	53.8%

	$ 11,201,002	$ 5,512,541	$ 5,688,461	103.2%

Overall increases in personnel related expenses reflected the addition of employees and consultants in the latter part of fiscal 2011 to match higher activities surrounding our operations.  Most notable was the inclusion for portions of fiscal 2012 of two highly compensated executives.  In the most recently completed quarter, salaries and wages were significantly higher in comparison to fiscal 2011 because of bonuses accrued and paid in that quarter.  Stock based compensation was significantly higher in fiscal 2012 compared to the prior fiscal year due primarily to option and warrant grants made to directors and executive officers during fiscal 2012.

Processing expenses

Processing expenses totaled $3,284,869 for the year ended September 30, 2012 ($1,615,423 for the year ended September 30, 2011).  This resulted in an increase of $1,669,446 or 103.3% compared to fiscal 2011.  The following is a detail of the significant components of processing expenses for the respective periods.

	2012	2011	Change	% Change

Card processing	$ 791,854	$ 115,186	$ 676,668	587.5%
Fraud losses	54,923	27,278	27,645	101.3%
Account initiation	127,532	127,811	(279)	(0.2)%
Card creation	371,484	188,049	183,435	97.5%
Account holder communications	56,441	15,471	40,970	264.8%
Merchant credit card fees	343,482	60,292	283,190	469.7%
Contracted software development	1,055,309	864,847	190,462	22.0%
Customer service	381,145	141,984	239,161	168.4%
Other	102,699	74,505	28,194	37.8%

	$ 3,284,869	$ 1,615,423	1,669,446	103.3%

Substantial increases in processing expenses were the result of scaling our account holder base from an insignificant total during the previous fiscal year to the levels we reached through September 30, 2012.  To a lesser extent, we encountered redundancies during our transition from our old to new transaction processor.  Given its ongoing nature, we would expect that processing expenses will continue to increase on an absolute basis based on our forecast growth in the number of our cardholders; however with a forecast increased cardholder base, we expect that such costs will decrease on a per account basis over time.  Contracted software development expenses (an ongoing expense for the foreseeable future) increased on a year to date basis over the prior fiscal year due to expenses incurred in connection with the transition to our new card processor.  Card creation expenses were up significantly due to the need to issue all new cards to our entire existing customer base, required as a result of our change in processors.

General and administrative expenses

General and administrative expenses totaled $1,468,718 for the year ended September 30, 2012 ($1,523,392 for the year ended September 30, 2011).  This resulted in a decrease of $54,674 or 3.6% from fiscal 2011 to fiscal 2012.  The following is a detail of the significant components of general and administrative expenses for the respective periods.

	2012	2011	Change	% Change

Accounting	$ 66,981	$ 69,604	$ (2,623)	(3.8)%
Insurance	68,417	55,709	12,708	22.8%
Investor relations	113,205	65,499	47,706	72.8%
Investor relations consulting	673,326	1,089,470	(416,144)	(38.2)%
Legal fees - general counsel	198,389	24,273	174,116	717.3%
Rent	45,103	31,172	13,931	44.7%
Travel and lodging	121,761	57,573	64,188	111.5%
Seminars	28,737	4,395	24,342	553.9%
Telecommunications	51,055	25,972	25,083	96.6%
Other	101,744	99,725	2,019	2.0%

	$ 1,468,718	$ 1,523,392	$ (54,674)	(3.6)%

Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our behalf (this is a noncash expense).  We had significant issuances of stock issued to in investor relations consultant in fiscal 2011 that were reduced in the corresponding periods during fiscal 2012.  These were counterbalanced by increases in our most recently completed quarter due to issuances of stock to that same consultant and to other outside investor relations firms.  Legal expenses are up over the prior year in connection with a dispute with our former processor and increased securities related work we underwent in fiscal 2012.  Travel related expenses have increased due to our CEO and VP of Operations being located in Des Moines, IA, while the bulk of our operations and personnel remain situated in San Diego, CA.

Total operating expenses

Total operating expenses for the year ended September 30, 2012 were $18,980,313 ($14,097,350 for the year ended September 30, 2011).  The increase in operating expenses of $4,882,963 or 34.6% from the previous year’s level is noted throughout above.  Included in the total operating expenses were noncash expenses totaling $9,009,940 and $4,897,625 for fiscal 2012 and fiscal 2011, respectively.

Nonoperating Income and Expense

For the years ended September 30, 2012 and 2011, interest income totaled $5,103 and $11,003, respectively, while interest expense totaled $133,379 for the year ended September 30, 2011.  Interest income resulted from cash on deposit during the respective fiscal years.  Interest expense for fiscal 2011 included cash interest paid on amounts outstanding from October 1, 2010 through November 2010 of $5,568 and noncash interest expense resulting from the amortization and accretion of discounts on the same liabilities totaling $127,811.

During the year ended September 30, 2012, we recognized a loss from the change in the fair value of derivative liabilities of $5,678,419 ($95,274 in fiscal 2011).  These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration priveleges.

Net Loss and Net Loss per Share

For the year ended September 30, 2012, our net loss totaled $26,009,400 ($14,210,970 for the year ended September 30, 2011).  Our basic and diluted net loss per share was $0.27 and $0.20 for the years ended September 30, 2012 and September 30, 2011, respectively.  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity.  At September 30, 2012, our total current assets were $5,769,400.  Total liabilities were $20,779,012 (all of which were current) and our stockholders’ deficiency totaled $24,152,816.  Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants)

totaling $19,346,754.  These liabilities represent the fair value of the warrants .  Any future settlement of these securities could result either: (1) upon their expiration unexercised; or (2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

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

On November 30, 2012, we entered into subscription agreements (“Subscription Agreement”) with seven accredited investors pursuant to which we issued 7,300,000 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $0.40 per share (the “Offering”). Pursuant to the terms of the Offering, we issued five year warrants to purchase up to an additional 6,875,000 shares of our common stock in the aggregate, at an exercise price of $0.50 per share, to two investors, and five year warrants to purchase up to 106,250 shares of our common stock in the aggregate, at an exercise price of $0.60 per share, to five investors (collectively, the “Warrants”).  The Offering resulted in net proceeds to us of approximately $2,580,500 after deducting fees and expenses totaling $339,500.

Our cash and cash equivalents balance at September 30, 2012 totaled $5,509,911.  The change in our financial position from the previous amounts reported at September 30, 2011 resulted from the sale of unregistered common stock and warrants to purchase common stock that resulted in additional net cash proceeds totaling $13,393,104, offset by negative cash flows from operating activities totaling $9,099,751 and the repurchase of common stock of $160,000.  At the time of this report, we did not have cash on-hand adequate to fund our projected needs through September 30, 2013.  We plan to cover this shortfall through the sale of additional shares of our Company’s equity securities,  however there are no assurances that this will occur.  We also have commitments to make advance payments by January 2013 under a recently signed endorsement agreement totaling $3,750,000 ($1,900,000 of which was paid on November 21, 2012).

Plan of Operations

We do not currently expect to purchase any significant property or equipment and have plans to add a limited number of employees during the next twelve months, including a President added in November 2013.  We expect however to continue to incur costs in improving, maintaining and marketing our prepaid card products during fiscal 2013.  We expect that our greatest cost to be incurred during fiscal 2013 will continue to be in the area of customer account acquisition.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the year ended September 30, 2012), there exists substantial doubt about our ability to continue as a going concern through our fiscal year ended September 30, 2013.  Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

With the exception of employment agreements, a change of control agreement we have with our Chief Financial Officer and the endorsement agreement described elsewhere herein, we have no outstanding contractual obligations through the date of this report that are not cancellable at our Company’s option.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Revenue Recognition.  We generally have two revenue sources: monthly account fees and usage fees.  Monthly account fees are recognized in the month for which the cardholder has a balance on an active card.  No fees are charged or recorded as revenue for cards for which there is no cardholder balance.  Usage fees are recognized at the time of the transaction.  We defer revenue for monthly fees paid in advance of the related month of service.  Deferred revenues at September 30, 2012 and 2011 were insignificant.  We recognize fee revenue gross of related processing costs and service fees.  We do not collect sales taxes in connection with our products or services.  During the year ended September 30, 2012 we remited cardholder funds to the issuing bank within two business days of card loading. As of September 30, 2012 we had $81,131 of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of $81,131 in accounts payable.

Stock Based Compensation.  We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of comparable publicly traded companies that exist in our industry.

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

Recent Accounting Pronouncements

Please see note 2 to our consolidated financial statements included herein.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Item 8 – Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2012 and 2011

Consolidated Statements of Operations for the years ended September 30, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

BillMyParents, Inc.

We have audited the accompanying consolidated balance sheets of BillMyParents, Inc. (“Company”), as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BillMyParents, Inc., at September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at September 30, 2012.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 1.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

La Jolla, California

December 26, 2012

BILLMYPARENTS, INC.
Consolidated Balance Sheets
September 30, 2012 and 2011

	2012	2011

Assets
Current assets:
Cash and cash equivalents	$5,509,911	$1,386,402
Amounts on deposit with card processor	-	90,359
Amounts on deposit with or due from merchant processors	203,479	41,793
Prepaid insurance	56,010	53,042

Total current assets	5,769,400	1,571,596

Property and equipment, net of accumulated depreciation of
$44,057 ($42,926 - 2011)	8,713	-
Other assets	5,700	5,052

	$5,783,813	$1,576,648

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$1,161,191	$1,456,366
Accrued and deferred personnel compensation	271,067	81,932
Derivative liabilities	19,346,754	1,289,520

Total current liabilities	20,779,012	2,827,818

Redeemable Common stock; $0.001 par value; 11,771,250 shares issued and outstanding, and not classified as equity	789,569	-
Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 10,165 shares issued and outstanding; liquidation preference of $10,165,000	8,368,048	-
Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 353 shares issued and outstanding (4,325 - 2011); liquidation preference of $35,300 ($432,500 - 2011)	-	4
Common stock; $0.001 par value; 300,000,000 shares authorized; 87,829,679
shares issued and outstanding (85,322,566 - 2011)	87,830	85,323
Additional paid-in capital	34,969,884	32,155,789
Accumulated deficit	(59,210,530)	(33,492,286)

Total stockholders' deficiency	(24,152,816)	(1,251,170)

	$5,783,813	$1,576,648
See accompanying notes.

BILLMYPARENTS, INC.
Consolidated Statements of Operations
For the years ended September 30, 2012 and 2011

	2012	2011

Revenues	$1,009,250	$104,030

Operating expenses:
Selling and marketing	3,025,724	5,445,994
Personnel related	11,201,002	5,512,541
Processing	3,284,869	1,615,423
General and administrative	1,468,718	1,523,392

Total operating expenses	18,980,313	14,097,350

Loss from operations	(17,971,063)	(13,993,320)

Nonoperating income (expense):
Interest expense	-	(133,379)
Interest income	5,103	11,003
Change in fair value of derivative liabilities	(7,752,284)	(95,274)

	(7,747,181)	(217,650)

Net loss and comprehensive net loss	(25,718,244)	(14,210,970)

Deemed dividend on preferred stock	(6,550,881)	-
Net loss and comprehensive net loss applicable to common shareholders	$(32,269,125)	$(14,210,970)
Basic and diluted net loss per share	$(0.33)	$(0.20)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	97,321,179	72,270,404

See accompanying notes.

BILLMYPARENTS, INC.
Consolidated Statements of Changes in Stockholders' Deficiency and Redeemable Preferred and Common Stock (not classified as equity)
For the years ended September 30, 2012 and 2011

									Additional		Total
	Redeemable Series B Preferred Stock (not classified as equity)		Redeemable Common Stock (not classified as equity)		Series A Preferred Stock		Common Stock (classified as equity)		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency

Balance at September 30, 2010	-	$-	-	$-	8,120	$8	52,756,295	$52,756	$17,731,817	$(19,281,316)	$(1,496,735)
Conversions of preferred stock to common stock	-	-	-	-	(3,795)	(4)	1,150,000	1,150	(1,146)	-	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	-	-	-	-	26,468,375	26,469	9,320,949	-	9,347,418
Repurchase of common stock	-	-	-	-	-	-	(1,000,000)	(1,000)	(399,000)	-	(400,000)
Issuance of common stock for services	-	-	-	-	-	-	3,447,896	3,448	1,186,020	-	1,189,468
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	3,697,092	-	3,697,092
Issuance of common stock upon conversion of notes payable	-	-	-	-	-	-	2,500,000	2,500	620,057	-	622,557
Net loss	-	-	-	-	-	-	-	-	-	(14,210,970)	(14,210,970)

Balance at September 30, 2011	-	-	-	-	4,325	4	85,322,566	85,323	32,155,789	(33,492,286)	(1,251,170)
Issuance o redeemable common and preferred stock and warrants for cash, less issuance costs	10,165	9,219,461	11,771,250	4,173,643	-	-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	(7,402,294)	-	(3,384,074)	-	-	-	-	-	-	-
Conversions of preferred stock to common stock	-	-	-	-	(3,972)	(4)	1,203,788	1,204	(1,200)	-	-
Issuance of common stock for services	-	-	-	-	-	-	1,878,325	1,878	749,452	-	751,330
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	8,257,479	-	8,257,479
Preferred stock deemed dividend	-	6,550,881	-	-	-	-	-	-	(6,550,881)	-	(6,550,881)
Repurchase of common stock	-	-	-	-	-	-	(600,000)	(600)	(159,400)	-	(160,000)
Exercise of warrants to purchase common stock	-	-	-	-	-	-	25,000	25	(25)	-	-
Forfeiture of accrued compensation	-	-	-	-	-	-	-	-	37,252	-	37,252
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	481,418	-	481,418
Net loss	-	-	-	-	-	-	-	-	-	(25,718,244)	(25,718,244)

Balance at September 30, 2012	10,165	8,368,048	11,771,250	789,569	353	$-	87,829,679	$87,830	$34,969,884	$(59,210,530)	$(24,152,816)

See accompanying notes.

BILLMYPARENTS, INC.
Consolidated Statements of Cash Flows
For the years ended September 30, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(25,718,244)	$(14,210,970)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	1,131	11,065
Stock based compensation	8,257,479	3,697,092
Issuance of common stock for services	751,330	1,189,468
Amortization and accretion of interest expense	-	127,811
Change in fair value of derivative liabilities	7,752,284	95,274
Changes in operating assets and liabilities:
Amounts on deposit with card processor	90,359	(85,518)
Prepaid insurance	(2,968)	39,000
Amounts on deposit with or due from merchant processors	(161,686)	(54,596)
Other assets	(648)	63,817
Accounts payable and accrued liabilities	(295,175)	1,172,040
Accrued and deferred personnel compensation	226,387	16,860

Cash flows from operating activities	(9,099,751)	(7,938,657)

Cash flows from investing activities:
Purchases of property and equipment	(9,844)	-

Cash flows from financing activities:
Net proceeds from issuance of preferred and common stock and warrants	13,393,104	9,347,418
Repurchase of common stock	(160,000)	(400,000)
Repayments of note payable	-	(352,720)

Cash flows from financing activities	13,233,104	8,594,698

Change in cash and cash equivalents during period	4,123,509	656,041

Cash and cash equivalents, beginning of period	1,386,402	730,361

Cash and cash equivalents, end of period	$5,509,911	$1,386,402

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$5,568

Noncash investing and financing transactions:
Forfeiture of accrued compensation	$37,252	$-
Reclassification of derivative liabilities	$481,418	$-
Conversion of convertible note payable	$-	$622,557

We had conversions of 3,972 shares of Series A preferred stock into 1,203,788 shares of common stock during the year ended September 30, 2012 (3,795 shares of Series A preferred stock into 1,150,000 shares of common stock during the year ended September 30, 2011).

See accompanying notes.

BillMyParents, Inc.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

BillMyParents, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, BillMyParents, Inc. (“BillMyParents-CA”), we issue prepaid cards to young people and their parents.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “BMPI.”  The accompanying consolidated financial statements include the accounts of our Company and BillMyParents-CA as of and through September 30, 2012.  All intercompany amounts have been eliminated in consolidation.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.   However, we have incurred net losses and have yet to establish profitable operations.  These factors among others create substantial doubt about our ability to continue as a going concern.  This uncertainty could have an adverse effect on our ability to continue as a going concern through or significantly beyond September 30, 2013.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, subsequent to September 30, 2012 and through the date of this report, we sold additional common stock and warrants as described in our subsequent events footnote that follows.  We also currently plan to (although there can be no assurance) consummate sales of additional equity through the sale of unregistered shares of our Company’s common stock.  All additional amounts raised will be used for our future investing and operating cash flow needs.  However there can be no assurance that we will be successful in consummating such financing.    This description of our recent financing and future plans for financing do not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

2.

Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Revenue Recognition

We generally have two revenue sources: monthly account fees and usage fees.  Monthly account fees are recognized in the month for which the cardholder has a balance on an active card.  No fees are charged or recorded as revenue for cards for which there is no cardholder balance.  Usage fees are recognized at the time of the transaction.  We defer revenue for monthly fees paid in advance of the related month of service.  Deferred revenues at September 30, 2012 and 2011 were insignificant.  We recognize fee revenue gross of related processing costs and service fees.  We do not collect sales taxes in connection with our products or services.  During the year ended September 30, 2012 we remited cardholder funds to the issuing bank within two business days of card loading. As of September 30, 2012 we had $81,131 of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of $81,131 in accounts payable.

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

BillMyParents, Inc.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the years ended September 30, 2012 and 2011 was $1,131 and $11,065, respectively.

Valuation of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.   There were no impairments recorded in 2012 or 2011.

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

Stock Based Compensation

We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information, due to the lack of comparable publicly traded companies that exist in our industry.

Derivatives

We account for certain of our outstanding warrants issued in 2010 and 2012 (“2010 Warrants” and “2012 Warrants,” respectively) as derivative liabilities.  The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  The 2012 Warrants were determined to be ineligible for equity classification due to certain share registration provisions which may result in future settlement obligations which require net cash settlement.   These derivative liabilities which arose from the issuance of the 2010 and 2012 Warrants (less reductions in derivative liabilities outstanding and changes to the fair value of derivative liabilities) resulted in an ending balance of derivative liabilities of $19,346,754 and $1,289,520, as of September 30, 2012 and 2011, respectively.  During the year ended September 30, 2012, we had reductions in derivative liabilities (with a corresponding increase in additional paid-in capital) totaling $481,418 due to the expiration of anti-dilution provisions for certain of the 2010 Warrants.

We recognized losses due to changes in the fair value of derivatives for the years ended September 30, 2012 and 2011 totaling $7,752,284 and $95,274, respectively.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

BillMyParents, Inc.

Notes to Consolidated Financial Statements

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Potentially dilutive securities totaling 9,541,218 and 41,321,830 shares at September 30, 2012 (2,200,880 and 5,396,572 shares at September 30, 2011) were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

During the year ended September 30, 2012, the Company issued Series B preferred stock and warrants to purchase additional common stock.  The fair value of the warrants issued was approximately $6,550,881, at the issue date, resulting in a beneficial conversion feature and deemed dividend of approximately $6,550,881.

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

Our financial instruments are cash and cash equivalents, accounts payable, derivative liabilities and notes payable. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.  The derivative liabilities are the only Level 3 valuations.

At September 30, 2012 and 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$19,346,754	$–	$–	$19,346,754
Total	$19,346,754	$–	$–	$19,346,754

	Fair Value Measurements at September 30, 2011
	Balance at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$1,289,520	$–	$–	$1,289,520
Total	$1,289,520	$–	$–	$1,289,520

BillMyParents, Inc.

Notes to Consolidated Financial Statements

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the twelve months ended September 30, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrant Derivative Liabilities	Total
Beginning balance at October 1, 2011	$1,289,520	$1,289,520
Issuance of warrants with derivative liabilities	10,786,368	10,786,368
Adjustment to estimated fair value	7,752,284	7,752,284
Reclassification of derivative liability to additional paid in capital	(481,418)	(481,418)
Ending balance at September 30, 2012	$19,346,754	$19,346,754

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrant Derivative Liabilities	Total
Beginning balance at October 1, 2010	$870,321	$870,321
Issuance of warrants with derivative liabilities	323,925	323,925
Adjustment to estimated fair value	95,274	95,274
Ending balance at September 30, 2011	$1,289,520	$1,289,520

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  Advertising expenses (primarily in the form of Internet direct marketing) totaled $2,077,766 and $2,752,733 for the years ended September 30, 2012 and 2011, respectively.

Litigation

From time to time, we may become involved in litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  Through the date of these financial statements, we are currently not involved in litigation or other legal actions.

Reclassifications

Certain financial statement amounts composing current assets at September 30, 2011 have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”), 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is

BillMyParents, Inc.

Notes to Consolidated Financial Statements

effective for annual periods beginning after December 15, 2011 and interim periods within those fiscal years, early adoption is permitted.  We have adopted the guidance in this ASU which did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for interim or annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

3.

Issuances of preferred stock, common stock and warrants

During the year ended September 30, 2012, we issued 270,000 shares of our common stock to a contractor in exchange for programming services performed (224,222 during the year ended September 30, 2011).  In connection with these issuances of shares, we recognized expenses of $108,000 during the year ended September 30, 2012 ($100,000 for the year ended September 30, 2011).

During the year ended September 30, 2012, we entered into subscription agreements with 73 accredited investors pursuant to which we issued 10,165 shares, respectively, of our Series B preferred stock and warrants to purchase up to an additional 12,512,500 shares of our common stock with an exercise price of $0.50 per share and a term of five years after the date of their issuance and an additional 4,153,125 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance, in exchange for gross proceeds totaling $10,165,000 ($9,219,461 net of cash commissions and related expenses totaling $ 945,539).  The fair value of the warrants issued was approximately $6,550,881, at the issue date, and resulted in a beneficial conversion feature and a deemed dividend of $6,550,881, for the year ended September 30, 2012. The warrants issued with the Series B preferred stock are included in the 2012 Warrants and are included in derivative liabilities.

We also issued five-year warrants to purchase up to a total of up to 2,179,000 shares of our common stock with an exercise price of $0.60 per share to Maxim Group LLC (“Maxim”) who assisted us in connection with the transactions.  The fair value of the warrants was approximately $851,413, at the issue date.  The warrants issued to Maxim are included in the 2012 Warrants and are included in derivative liabilities.

The Series B preferred shares are subject to registration rights granted at the time of their sale.  The Series B preferred stock is convertible (under prescribed conditions) by our Company or the holders into a total of 25,412,500 shares of our Company’s common stock.

During the three months ended December 31, 2011, we entered into subscription agreements with 56 accredited investors pursuant to which we issued 11,771,250 shares of our common stock and warrants to purchase up to an additional 1,692,815 shares of our common stock with an exercise price of $0.60 per share and a term of five years after the date of their issuance and warrants to purchase up to an additional 5,000,000 shares of our common stock with an exercise price of $0.50 per share with a term of five years after their date of issuance, in exchange for gross proceeds totaling $4,708,500 ($4,173,643 net of cash commissions and related expenses totaling $534,857).  The common stock, and related warrants, are subject to certain registration rights. The registration rights agreement does not include adequate penalties if the company fails to complete timely registration, consequently, the presumption is that the common stock, and related warrants, may be settled in cash therefore the common stock is classified as redeemable common stock, outside of equity, until the registration is effective. In addition, the warrants are included in the 2012 Warrants and are included in derivative liabilites.  The fair value of the warrants was $2,877,910, at the issue date.

The warrants have a cashless exercise provision.  We also issued five-year warrants to purchase up to a total of up to 1,177,125 shares of our common stock with an exercise price of $0.60 per share to Maxim who assisted us in connection with the transactions. The fair value of the warrants issued to Maxim was approximately $506,164, at the issue date. The warrants issued to Maxim are subject to the same registration rights and, consequently, are included in the 2012 Warrants and included in derivative liabilities.

During the year ended September 30, 2011, we entered into subscription agreements with 47 accredited investors pursuant to which we issued 26,468,375 shares of our common stock and warrants to purchase up to an additional 4,851,281 shares of our common stock with an exercise price of $0.60 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 19,437,500 shares of our common stock with an exercise price of $0.40 per share for five years after their date of issuance, in exchange for gross proceeds totaling $10,587,350 ($9,347,418 net of cash commissions and related expenses totaling $1,239,932).  These transactions were unregistered offering of securities. The warrants were accounted for as an equity instrument since they were indexed to our Company’s own stock and classified in shareholders’ equity.  We also issued warrants to purchase up to a total of 3,977,810, 1,500,000 and 46,844 shares of our common stock with exercise prices of $0.60 per share to Maxim Group LLC (“Maxim”),

BillMyParents, Inc.

Notes to Consolidated Financial Statements

Equity Source Partners, LLC (“ESP”) and two other concerns, respectively, who assisted us in connection with the transactions (these totals do not reflect amounts received in connection with convertible debt described below).  A principal of ESP Cary Sucoff, became a member of our Company’s Board of Directors in May 2011.  Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by a member of our Board of Directors (since March 2011), Mr. Isaac Blech, of 20,000,000 and 18,125,000, respectively (Mr. Blech’s totals do not reflect shares or warrants to purchase shares received in connection with convertible debt described below).

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

During the year ended September 30, 2010, we entered into subscription agreements with accredited investors for the sale of our unregistered securities. SPN Investments, Inc. (“SPN”), Kay Holdings, Inc. (“Kay”) and ESP assisted our Company in connection with the transactions and they and their designees earned the fees and commissions therewith ($71,750 for ESP).  Kay and SPN have a common principal officer.  In December 2010, we issued 500,000 shares of our common stock to Kay in connection with investment funding received in November 2010.

4.

Convertible Preferred Stock

At September 30, 2012 and 2011, we had 353 and 4,325 shares, respectively, of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.  The Series A Stock was originally issued to investors for $100 per share.  The following summarizes the terms of the Series A preferred stock outstanding:

Face Value:  Each share of Series A Stock has a face and par value of $100 and $0.001 per share, respectively.

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

BillMyParents, Inc.

Notes to Consolidated Financial Statements

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

At September 30, 2012, the Series A preferred stock is convertible into 106,820 shares of our common stock at an effective price of $0.33 per share.

At September 30, 2012, we had 10,165 shares of Series B convertible preferred stock (“Series B Stock”) outstanding that were issued to investors for $1,000 per share.  The following summarizes the terms of the Series B Stock outstanding:

Face Value:  Each share of Series B Stock has a face and par value of $1,000 and $0.001 per share, respectively.

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

At September 30, 2012, the Series B preferred stock is convertible into 25,412,500 shares of our common stock at an effective price of $0.40 per share.

The Series B preferred stock is subject to certain registration rights. The registration rights agreement does not include adequate penalties if the company fails to complete timely registration, consequently, the presumption is that the preferred stock, and related warrants, may be settled in cash, therefore the preferred stock is classified as redeemable preferred stock, outside of equity, until the registration is effective.

5.

Agreements for services, officer and Board of Directors’ compensation

In August 2012, we entered into one-year consulting agreements with Patrick Kolenik and Mr. Sucoff (Mr. Kolenik was named to our Company’s Board of Directors in August 2011).  The agreements call for the payment to Messrs. Kolenik and Sucoff of $5,000 each per month for their services to our Company.  During the year ended September 30, 2012, we had expenses totaling $10,000 each in connection with these consulting agreements.

Effective July 2012, our Company amended the employment agreement of its Chairman and Chief Executive Officer, Michael R. McCoy, to provide that (1) Mr. McCoy’s Base Salary shall be increased by $40,000 per year; (2) Mr. McCoy is to be paid a cash bonus of $400,000 prior to August 15, 2012; and (3) Mr. McCoy shall be entitled to a lump sum cash payment equal to one and one-half times his annual Base Salary in the event our Company changes his title to any position below that of Chief Executive Officer.  All other terms of the Employment Agreement remain in effect.  Our Company also granted to Mr. McCoy options to purchase 4,400,000 shares of our Company’s common stock.  The options vest monthly over a period of 12 months; have an exercise price of $0.43 per share; and expire five years after the date of grant.

In July 2012, our Company granted warrants to purchase common stock to certain Board members as follows:  Isaac Blech, 5,000,000; Joseph Proto, 3,000,000; Jesse Itzler, 2,000,000; Brian Thompson, 2,000,000; Cary Sucoff, 2,000,000; and Patrick Kolenik, 2,000,000.

BillMyParents, Inc.

Notes to Consolidated Financial Statements

The warrants vest monthly over a period of 12 months; have an exercise price of $0.43 per share; include a cashless exercise option; and expire five years after the date of grant.

In July 2012, we granted a five-year warrant to purchase up to 1,200,000 shares of our common stock to Kay Holdings, Inc. (“Kay” - Kay and SPN have a common principal officer) with an exercise price of $0.43 per share.  We recognized stock based compensation expense in connection with this grant totaling $504,000 during the year ended September 30, 2012.

In February 2012, we entered into an investor relations services agreement under which we agreed to pay $5,000 per month and issued 333,000 shares to Corporate Profile LLC.  In connection with the shares issued, we recognized a noncash charge totaling $133,200 for the three months ended March 31, 2012. The agreement was suspended in April 2012 and reinstated in October 2012.  We recognized the remaining 667,000 shares due under the contract during the three months ended September 30, 2012 in the form of a noncash charge totaling $266,800.

In April 2012, we entered into an investor relations services agreement under which we agreed to pay $30,000 in cash and issued 150,000 shares to Platinum VIII Investments and Media, LLC (“Platinum”).  In connection with the shares issued, we recognized a noncash charge totaling $60,000 during the year ended September 30, 2012.  We entered into a new agreement with Platinum in September 2012 requiring the payment of $75,000, $30,000 of which was paid during the three months ended September 30, 2012.

On August 5, 2011, we entered into an investor relations services agreement with SPN Investments, Inc. (“SPN”) that resulted in SPN receiving 1,000,000 shares of our common stock through August 2012, such amounts were vested as follows: 1) 500,000 shares at execution of the agreement; 2) 41,674 shares on the one month’s anniversary of the agreement’s execution; and 3) 41,666 shares on the second through twelfth months’ anniversary of the agreement’s execution.  During the years ended September 30, 2012 and 2011, we recognized noncash charges to general and administrative expense totaling $183,330 and $216,670, respectively, in connection with these shares.

On December 29, 2010, we entered into an investor relations services agreement with Kay for the provision of investor relations services through (as modified) March 31, 2011 in exchange for 1,500,000 shares of our common stock.  Also in December 2010 (and as mentioned above), we issued 500,000 shares of our common stock to Kay in connection with investment funding received in November 2010.  We recognized expenses during the year ended September 30, 2011 totaling $200,000.

Beginning on April 28, 2010, we entered into a series of agreements with Maxim (the last of which was signed in September 2012) to act as a non-exclusive placement agent for the sales of equity securities of our Company.  Under the terms of the agreements to date with Maxim, they received a cash payment equaling 10% of the proceeds raised from investors introduced to our Company by Maxim, a retainer of $50,000 in September 2012 and warrants to purchase between ten and twenty percent of the shares of our common stock placed by Maxim at terms similar to those sold to the investors introduced by Maxim.

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

On May 8, 2009, we entered into an agreement with Mr. Kolenik to provide strategic advisory services to our Company through May 2011. Through September 30, 2011, Mr. Kolenik was issued a total of 402,000 shares of common stock and five-year warrants to purchase up to 402,000 and 100,000 common shares with exercise prices of $1.00 and $0.60 per share, respectively.  Noncash charges to operations during the year ended September 30, 2011 in connection with our issuance of common shares and warrants to Mr. Kolenik totaled $102,600.

6.

Notes payable

On March 31, 2009, we issued a 12% Senior Note payable for $750,000 originally due December 31, 2009, and 400,000 shares of our Company’s restricted common stock.  The Note was neither convertible nor secured and carried certain operating and other covenants

BillMyParents, Inc.

Notes to Consolidated Financial Statements

as well as prescribing certain events of default.  Our Company subsequently extended the maturity date of the Note three times and tendered 225,000 additional shares of its common stock to the holder.  In November 2010, we tendered $358,288 to the holder in order to pay in full the remaining principal and accrued interest due and retired the Note.  We recognized interest expense (including the amortization of prepaid interest from the cost related to the prior issuance of shares of our common stock) in connection with the Note totaling $27,790 for the year ended September 30, 2011.

As noted above, we entered into a convertible note agreement with Mr. Blech in August 2010 that was converted into 2,500,000 shares of our common stock (with the issuance of warrants to purchase 1,312,500 additional shares of our common stock) in November 2010.  Interest recognized during the year ended September 30, 2011 in connection with the convertible note totaled $105,589 and included contractually required interest through February 13, 2011 and the accretion of the discount on the note (related to warrants issued at the time of the note’s inception).

7.

Agreements with former officer

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

8.

Stockholders’ equity

On July 24, 2012, our Company’s Board of Directors approved a one-for-ten reverse stock split (subject to approval by a majority of our Company shareholders – such approval to be solicited by proxy).  These financial statements do not include any adjustments that may result from the one-for-ten reverse stock split.  The unaudited impact of the one-for-ten reverse stock split as of September 30, 2012 would have resulted in a decrease in the number of shares of common stock issued and outstanding to 9,960,093 (8,532,257 at September 30, 2011)  and a decrease in the basic and diluted weighted average common shares outstanding used in computing net loss per share to 9,732,118 (7,227,040 for the year ended September 30, 2011, respectively).  The unaudited pro forma loss per share given the reverse split would have been $3.32 and $1.97 for the years ended September 30, 2012 and 2011, respectively.  The Board also approved our Company’s application for listing our common stock for trading on the NASDAQ Capital Market.

Stock options

On August 4, 2011, our Board of Directors approved the adoption of the BillMyParents, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan (as approved by the Board of Directors but subject to future shareholder approval which is considered perfunctory since the Board of Directors and management control in excess of 50% of the voting rights) shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company.

Through September 30, 2012, we have outstanding a total of 24,206,667 incentive and nonqualified stock options granted under the 2011 Plan and the 2007 Plan, all of which (for the purpose of computing stock based compensation) we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from October 2012 to August 2017.   During the year ended September 30, 2011, we extended the terms of one of our employee’s options and adjusted his strike price to our common stock’s market price at the date of the term extension.  We recognized additional stock based compensation in connection with this modification totaling $319,800.

BillMyParents, Inc.

Notes to Consolidated Financial Statements

Stock option activity during the two years ended September 30, 2012 and 2011 was as follows:

	2012	2011
Beginning balance outstanding	21,765,000	4,115,000
Options issued during the year	5,900,000	18,250,000
Options expired or cancelled during the year	(3,458,333)	(600,000)

Ending balance outstanding	24,206,667	21,765,000

Warrants

During the years ended September 30, 2012 and 2011, our Company issued warrants to purchase our common stock to third parties providing consulting and advisory services, including five-year warrants to purchase up to 30,500,000 and 5,262,000 shares to members of our Company’s Board of Directors (includes grants made not during members’ terms of service on the Board) during fiscal 2012 and 2011, respectively.  Our Company also issued warrants to purchase shares of our common stock to investors in connection with the issuances of restricted shares of our common stock during the years ended September 30, 2012 and 2011 (the value of which was offset against the proceeds of the issuance of our common stock and not charged to operations).  Outstanding warrants from all sources have terms ranging from two to five and a half years.

Warrant activity (including warrants issued to investors and for consulting and advisory services) during the two years ended September 30, 2012 and 2011 was as follows:

	2012	2011
Beginning balance outstanding	59,909,707	16,857,244
Warrants issued during the year:
For consulting and advisory services	32,900,000	15,822,000
In connection with sales of common and preferred stock	26,714,565	29,813,435
Warrants expired or cancelled during the year	(9,325,515)	(2,582,972)
Warrants exercised	(100,000)	-

Ending balance outstanding	110,098,757	59,909,707

BillMyParents, Inc.

Notes to Consolidated Financial Statements

The number and exercise price of all options and warrants outstanding at September 30, 2012 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Shares Vested	Expiration Fiscal Period
337,000	0.65	337,000	1st Qtr, 2013
400,000	0.56	400,000	2nd Qtr, 2013
295,000	0.62	295,000	3rd Qtr, 2013
-	-	-	4th Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
516,667	0.57	516,667	2nd Qtr, 2014
910,000	0.64	910,000	3rd Qtr, 2014
1,175,000	0.51	1,175,000	4th Qtr, 2014
1,376,600	0.50	1,376,600	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	159,000	3rd Qtr, 2015
1,358,777	0.44	1,358,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
11,042,000	0.48	10,344,062	2nd Qtr, 2016
14,415,500	0.43	14,415,500	3rd Qtr, 2016
23,001,042	0.45	12,916,086	4th Qtr, 2016
10,469,940	0.53	8,628,272	1st Qtr, 2017
12,896,250	0.41	3,840,694	2nd Qtr, 2017
19,104,000	0.52	18,578,999	3rd Qtr, 2017
22,744,375	0.45	4,566,594	4th Qtr, 2017
134,305,424		93,922,524

Stock based compensation

Results of operations for the year ended September 30, 2012 include stock based compensation costs totaling $8,257,479 ($3,697,092 for the year ended September 30, 2011) all of which was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula.  Compensation expense is recognized upon actual vesting of the options.  The following weighted average assumptions were utilized for the calculations during the years ended September 30, 2012 and 2011:

2012

2011

Expected life (in years)

3.29 years

3.20 years

Weighted average volatility

194.64%

165.55%

Risk-free interest rate

0.80%

1.27%

Expected dividend rate

0%

0%.

The weighted average expected option and warrant term for employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107).  The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options.  We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term.  Expected volatilities are based on the historical volatility of our stock.  We estimated the forfeiture rate based on our expectation for future forfeitures and (for the purpose of computing stock based compensation given the contractual vesting of our options and warrants outstanding) we assume that all options and warrants will vest.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant.  We have never declared or paid dividends and have no plans to do so in the foreseeable future.

As of September 30, 2012, $17,308,286 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 16.88 months.  The following table summarizes option

BillMyParents, Inc.

Notes to Consolidated Financial Statements

activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of and for the year ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	42,912,585	$0.48
Granted	38,800,000	0.43
Cancelled or expired	(7,266,041)	(0.46)
Exercised	(100,000)	0.50
Outstanding at September 30, 2012	74,346,544	$0.46	48.8 months	$19,214,874

Exercisable	34,063,644	$0.47	43.3 months	8,203,072

Additional disclosure concerning options and warrants is as follows:

	2012	2011
Weighted average grant date fair value of options and warrants granted	$ 0.40	$ 0.41
Aggregate intrinsic value of options and warrants exercised	0.25	-
Weighted average fair value of options and warrants vested	0.42	0.43

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at September 30, 2012:

Exercise Price Range	Number of Options or Warrants
$0.37 - $0.40	11,550,000
$0.41 - $0.50	56,076,667
$0.51 - $0.60	5,127,877
$0.61 - $0.75	-
$0.76 - $1.00	1,592,000
74,346,544

A summary of the activity of our non-vested options and warrants for the year ended September 30, 2012 is as follows:

Shares
Non-vested outstanding, beginning	26,251,059
Granted	32,900,000
Vested	(18,768,159)
Non-vested outstanding, ending	40,382,900

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2012:

Stock options outstanding	24,206,667
Stock options available for future grant	4,793,333
Series A convertible preferred stock	106,820
Series B convertible preferred stock	25,412,500
Warrants	110,098,757

Total common shares reserved for future issuance	164,618,077

BillMyParents, Inc.

Notes to Consolidated Financial Statements

9.

Income taxes

Deferred tax assets at September 30, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets:
Primarily net operating loss carryforwards	$12,885,000	$9,508,000

Valuation allowance	(12,885,000)	(9,508,000)

Net deferred tax assets	$-	$-

During the year ended September 30, 2012, we performed an analysis of our deferred tax assets and as a result reduced deferred tax assets by approximately $621,000, such adjustment being reflected as reduction of our negative provision for income taxes in the current year.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as our purchase of BillMyParents-CA and sales of our preferred and common stock will be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $31,000,000 in NOL at September 30, 2012 that will begin to expire in fiscal 2022 for federal purposes (fiscal 2029 for state income tax purposes) and will be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe it is more likely than not that we will be unable to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.    As a result of these provisions, our NOL will likely expire unused.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	Year ended September 30, 2012		Year ended September 30, 2011

Federal income tax rate at 34%	$(8,774,000)	34.0%	$(4,832,000)	34.0%
State income tax, net of federal benefit	(1,620,000)	6.3%	(895,000)	6.3%
Permanent differences	7,017,000	(27.2) %	1,577,000	(11.1) %
Change in valuation allowance	3,377,000	(13.1) %	4,150,000	(29.2) %

Benefit for income taxes	$-	- %	$-	- %

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2012.  All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2008 for federal purposes and after 2009 for California state tax purposes.

10.

Facilities

Our Company leases its main San Diego office facilities on a lease agreement through June 2014 with current monthly rentals of $2,695 plus common area maintenance charges.  We also lease space in Des Moines and additional storage in San Diego.  Rent expense was $45,103 and $31,172 for the years ended September 30, 2012 and 2011, respectively.  Future rental commitments under contract total $32,808 and $25,650 in fiscal 2013 and fiscal 2014, respectively.

BillMyParents, Inc.

Notes to Consolidated Financial Statements

11.

Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  Our Company may make contributions at the discretion of its Board of Directors.  During the years ended September 30, 2012 and 2011, we made contributions to the Plan totaling $48,850 and $42,882, respectively.

12.

Restatement of quarterly financial information (unaudited)

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

The Company reflected the necessary adjustment in the fourth quarter of 2012 and calculated the impact on its quarterly reports on Form 10-Q for the quarterly periods ending December 31, 2011, March 31, 2012, and June 30, 2012. We will file an amendment to our previous reports on Form 10-Q for those periods within the required timeframe for filing an amendment as required by the securities exchange rules.  The applicable line items on the Form 10-Q Consolidated Balance Sheets and Consolidated Statements of Operations have been restated below for the quarterly periods ending December 31, 2011, March 31, 2012, and June 30, 2012.

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

13.

Subsequent events

On November 20, 2012 (the "Effective Date"), we entered into an Endorsement Agreement (the “Agreement”) for the promotion of our products. The Agreement has a term of fourteen months (the “Term”), unless extended as provided in the Agreement.  In connection with the Agreement, we agreed to pay a nonrefundable advance totaling $3,750,000 (the “Advance”), of which $1,900,000 was paid on November 21, 2012 with the remainder $1,850,000 due by January 2, 2013. In addition to the Advance, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”). The Advance is not recoupable from incentive compensation payments. We also agreed to pay a per month royalty per active account (“Royalty”). The Advance is recoupable from Royalty payments made under the Agreement. Upon the expiration of the Agreement, the endorser will be entitled to receive the Royalty payments, subject to the recoupment of the Advance, and the Incentive Compensation, in perpetuity. We are considering seeking confidential treatment of certain information detailed in the Endorsement Agreement.

Pursuant to the terms of the Agreement, we issued to the endorser warrants to purchase up to two million shares of our common stock, as follows: warrants to purchase one million shares of our common stock vested upon the Effective Date, and warrants to purchase another one million shares of our common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price equal to the mean of the high and low prices of our common stock on the last trading day before the Effective Date. We also issued the endorser warrants to purchase up to an additional two million shares of our common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the

BillMyParents, Inc.

Notes to Consolidated Financial Statements

Term.  The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price equal to the mean of the high and low prices of our common stock on the last trading day before the Effective Date. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of two million accounts. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Agreement is extended, the endorser will be entitled to receive the Royalty and Incentive Compensation in perpetuity, plus additional warrants to purchase two million shares of our Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant.

Payments made in connection with the Advance, Incentive Compensation and Royalty will be recorded as an expense when incurred.  Compensation expense related to the warrants, additional warrants, end of term warrants and extension warrants will be recognized based upon actual vesting.

On November 30, 2012, we entered into subscription agreements (“Subscription Agreement”) with seven accredited investors pursuant to which we issued 7,300,000 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $0.40 per share (the “Offering”). Pursuant to the terms of the Offering, we issued five year warrants to purchase up to an additional 6,875,000 shares of our common stock in the aggregate, at an exercise price of $0.50 per share, to two investors, and five year warrants to purchase up to 106,250 shares of our common stock in the aggregate, at an exercise price of $0.60 per share, to five investors (collectively, the “Warrants”).  The Offering resulted in net proceeds to us of approximately $2,580,500 after deducting fees and expenses totaling $339,500. We also issued five-year warrants to purchase up to a total of up to 730,000 shares of our common stock with an exercise price of $0.50 per share to our placement agent who assisted us in connection with the transactions

On December 13, 2012, we entered into subscription agreements (“Subscription Agreement”) with fifty-five accredited investors pursuant to which we issued 6,419,975 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $0.40 per share (the “Offering”). Pursuant to the terms of the Offering, we issued five year warrants to purchase up to an additional 1,250,000 shares of our common stock in the aggregate, at an exercise price of $0.50 per share, to one investors, and five year warrants to purchase up to 1,292,494 shares of our common stock in the aggregate, at an exercise price of $0.60 per share, to fifty-four investors.  The Offering resulted in net proceeds to us of approximately $2,285,691 after deducting fees and expenses totaling $282,299.

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

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2012.  Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s report on internal control over financial reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded a material weakness existed in financial reporting related to accounting and reporting of financial instruments. Due to this material weakness, management concluded that our internal control over financial reporting was not effective overall as of September 30, 2012.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm on internal control over financial reporting as our Company is a smaller reporting company under rules of the Securities and Exchange Commission.

Material Weakness in Financial Reporting

A "material weakness" is defined as a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective control over financial reporting related to the classification and reporting of financial instruments. This resulted in material adjustments to the classification and reporting of certain preferred stock, common stock and the associated warrants to purchase common stock issued during the year ended September 30, 2012. Consequently, this deficiency represented a material weakness in internal control over financial reporting as of September 30, 2012.

In order to remediate such weakness, we have undertaken or will put in place the following actions.

•

In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.

•

We will consult with experts in the area of accounting for financial instruments in the event that any future transactions of this nature are contemplated and will obtain their expert opinion prior to entering into such transactions.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter our management concluded that a material weakness exists in financial reporting related to the proper classification and reporting of financial instruments. This materially affected our internal control over financial reporting.

Item 9B – Other Information

None.

Item 10 – Directors, Executive Officers and Corporate Governance

Term of Office

Our directors are elected by our stockholders to a term of one year and to serve until their successor is duly elected and qualified, or until their death, resignation or removal. Each of our officers is appointed by our Board of Directors to a term of one year and serves until their successor is duly elected and qualified, or until their death, resignation or removal from office.

On December 23, 2011, our shareholders approved a change to our Articles of Incorporation, which was approved by our Board, which amended our bylaws to provide that the number of directors of the Company shall be no less than one (1) and no greater than eleven (11). Prior to the amendment, our Articles and Bylaws provided that the number of directors of the Company shall be no less than one (1) and no greater than five (5). The amendment to the Articles became effective upon the filing of the amendment with the Secretary of State of the State of Colorado on December 27, 2011.  The amendment to the Bylaws became effective as of December 23, 2011.

Our current Board of Directors consists of nine directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Michael R. McCoy	52	Chief Executive Officer and Chairman Board of Directors
William Hernandez	55	President
Jonathan Shultz	52	Chief Financial Officer, Secretary and Treasurer
Isaac Blech	62	Director
Rob DeSantis	48	Director
Joseph Proto	56	Director
Cary Sucoff	60	Director
Patrick M. Kolenik	61	Director
Jesse Itzler	44	Director
Brian Thompson	45	Director
Ka Cheong Christopher Leong	63	Director

Mr. Michael R. McCoy has been our Chief Executive Officer and Chairman, Board of Directors since September 19, 2011.  Mr. McCoy is responsible for our Company’s overall direction and strategic positioning.  Formerly President, Consumer Credit Cards at Wells Fargo, Mr. McCoy was responsible for the overall business and strategic direction of this business unit, directing a staff of over 4,000 individuals and managing a customer base of over 8.5 million with over $20 billion in credit card balances.  A recognized leader in the financial services industry, Mr. McCoy previously served in a number of executive positions at Wells Fargo, having served as group Senior Vice President, Strategy and Business Development for Wells Fargo Financial, where he led the Retail Sales Finance and Insurance Services businesses and directed Marketing for the Wells Fargo Financial enterprise.  He also served as Executive Vice President, Human Resources and Communications for the Home and Consumer Finance Group, which included Leadership Development, Learning and Development, Compensation, Recruiting and Corporate Sponsorships.

Prior to joining Wells Fargo in January 2001, Mr. McCoy led several national distribution organizations within the financial services sector, including serving as general manager for ING’s Financial Institution Division and at American Express, where he was chief marketing officer and senior vice president for American Enterprise Life.

Mr. McCoy, as the recent former President of the Consumer Credit Cards business unit at Wells Fargo, was responsible for a business with numerous similarities to our Company’s prepaid card business. Mr. McCoy is a very articulate spokesman for us and an excellent interface from our Board of Directors to the outside world. Mr. McCoy’s insights in the areas of strategy, regulatory compliance, fraud prevention and corporate value enhancement will serve him well as he guides our Board of Directors in his role as Chairman.

Mr. McCoy serves on numerous Boards within his community including the United Way. He earned his bachelor’s degree in business management at Missouri State University.

Mr. William Hernandez has been the President of the Company since November 12, 2012. Mr. Hernandez brings more than 30 years of experience in the global financial services, payments, transaction processing, card network, and brokerage industries.  Mr. Hernandez is President and CEO of Conifer Consulting Group.  Mr. Hernandez previously held the position of Executive Vice President at Epana/Unidos Financial a telecommunications and financial services company delivering relevant products to the Hispanic community in the US and Mexico.  Mr. Hernandez also held the position of Executive Vice President of First Data Corporation managing the US Card Strategic Financial Services supporting clients such as American Express.  During his 7+ years at MasterCard International, Mr. Hernandez was a Senior Vice President of the Americas, directing the largest US-based financial institutions.  Prior to MasterCard, he was employed by Citibank for 11 years, where he held various international executive positions where he spearheaded global consumer banking and consumer card products, services and access channel for Citibank’s businesses in the United States, Latin America, Europe and Asia.  Mr. Hernandez also held executive positions at Financial Guaranty Insurance Co., Shearson American Express and Manufacturers Hanover Trust Company.

Mr. Jonathan Shultz has been the Chief Financial Officer and Treasurer of the Company since November 13, 2007.  Mr. Shultz has Bachelor’s and Master’s Degrees in Accounting and Finance, respectively, from San Diego State University.  He is a Certified Public Accountant, a Certified Management Accountant and a Certified Financial Manager.

Mr. Isaac Blech was appointed to the Board of Directors on March 10, 2011.  He currently serves on the Board of Directors of Contrafect Corp., a biotech company specializing in novel methods to treat infectious disease; Cerecor, Inc., a biopharmaceutical company focused on activity in the human brain; Medgenics, Inc, a company that has developed a novel technology for the manufacture and delivery of therapeutic proteins; and Premier Alliance Group, Inc. (PIMO), a public company that provides business and technology consulting services to primarily Fortune 500 companies.  Previously, Mr. Blech was an investor, advisor and director in a number of well-known companies, primarily focused in biotechnology.

Mr. Blech is the owner of 22,500,000 shares of our Company’s common stock and warrants to purchase up to an additional 20,062,500 million shares of our Company’s common stock.  Mr. Blech has been a successful investor and a member of a number of Boards of Directors.  We believe Mr. Blech’s past experience will be a tremendous benefit to our Company.  Included among Mr. Blech’s more notable successes were:

•

Celgene Corporation – Mr. Blech was a founding shareholder of Celgene in 1986.  Celgene has introduced two major cancer drugs and has a stock market valuation (as of September 6, 2011) of approximately $27 billion.

•

ICOS Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of ICOS beginning in 1991.  ICOS discovered the drug Cialis and was later acquired by Eli Lilly for over $2 billion.

•

Nova Pharmaceutical Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Nova from 1982 to 1990.  Nova developed a treatment for brain cancer and subsequently merged with Scios Corporation which was later purchased for $2 billion by Johnson and Johnson.

•

Pathogeneses Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Pathogeneses from 1992 to 1997.  Pathogeneses created TOBI for the treatment of cystic fibrosis and was later acquired by Chiron Corp for $660 million.

•

Genetic Systems Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of GSC from 1981 to 1986.  GSC developed the first inexpensive and accurate test to diagnose chlamydia and was later acquired by Bristol Myers for approximately $300 million.

Mr. Rob DeSantis was appointed to our Board of Directors on March 26, 2012. Mr. DeSantis co-founded Ariba, a provider of business to business e-commerce solutions that was one of the first B2B Internet companies to go public, and whose market capitalization reached $40 billion.  He was also an early angel investor and board member of LinkedIn, the world’s largest professional online network, which has more than 150 million global members today.

Mr. Joseph Proto was appointed to our Board of Directors on January 26, 2012. Mr. Proto is a seasoned and successful senior executive and entrepreneur with three decades in the billing and payments industry. Mr. Proto is currently the Chairman and Chief Executive Officer of electronic billing company Transactis Inc. He founded REMITCO, a remittance processing company where he also served as President for 11 years, which was acquired in 2000 by First Data Corp. Mr. Proto also founded Financial Telesis (CashFlex), a payment processor to 65 of the top 100 banks in the U.S., which was acquired by CoreStates/Wachovia and is now a part of Wells Fargo. In 2004, Mr. Proto co-founded Windham Ventures, an investment company focusing on financial technology and life sciences companies, where he currently serves as a founding partner.

Mr. Cary Sucoff was appointed to our Board of Directors on May 23, 2011.  Mr. Sucoff has served as an advisor to our Company since September 2009 through his firm Equity Source Partners, LLC, a firm he has owned and operated since February 2006.  He has been key to our success in fundraising since joining our firm. Additionally, Mr. Sucoff is an attorney (non-practicing) and contributes valuable insights in the area of legal matters in addition to those areas for which he is contracted with our Company.  We believe Mr. Sucoff’s broad and diversified background serves as a strong asset to our Company.

Mr. Sucoff currently serves on the Board of Directors of Contrafect Corp., a biotech company specializing in novel methods to treat infectious disease, Cerecor, Inc., a biopharmaceutical company focused on activity in the human brain, Premier Alliance Group, Inc. (PIMO), a public company that provides business and technology consulting services to primarily Fortune 500 companies and American Roadside Burgers, Inc., a fast-casual hamburger restaurant company.  Mr. Sucoff has been a member of the Board of Trustees of New England Law/Boston for over 20 years and is the current Chairman of the Endowment Committee. Mr. Sucoff has recently taught a third year law school seminar entitled “Perspectives in Law: Lawyers as Entrepreneurs and as Representatives of Entrepreneurs”.  Mr. Sucoff received a B.A. from SUNY Binghamton (1974) and a J.D. from New England School of Law (1977) where he was the Managing Editor of the Law Review and graduated Magna Cum Laude. Mr. Sucoff has been a member of the Bar of the State of New York since 1978.

Mr. Patrick M. Kolenik was appointed to our Board of Directors on August 30, 2011.  Mr. Kolenik has over forty years of securities industry experience. Mr. Kolenik was the Chief Executive Officer of Sherwood Securities Corp. where he has been involved with more than 200 successful public and private financings. Since 2003, Mr. Kolenik has been a consultant to both public and private companies through his company PK Advisors.  Mr. Kolenik currently serves on the Board of Directors of Premier Alliance Group, Inc. (PIMO) a public company that provides business and technology consulting services.  Mr. Kolenik also serves on the Board of Directors of American Roadside Burgers, Inc.  Mr. Kolenik has also been elected to the Board of Directors of Stratus Media Group (SMDI), a public company that owns and operates more than 140 live events.

Mr. Kolenik has advised our Company since May 2009 in the area of investment banking, fund raising and capital markets.  We have greatly benefited from Mr. Kolenik’s contributions to date and look forward to his future guidance in his role as a member of our Board of Directors.

Mr. Jesse Itzler was appointed to our Board of Directors on July 24, 2012. In 2011, Mr. Itzler founded 100 Mile Group LLC, a brand incubator and creative marketing company, which is a successor to Suite 850, LLC (founded by Mr. Itzler in 2009). Mr. Itzler serves as the managing member of 100 Mile Group.  In June 2010, Mr. Itzler co-founded PureBrands, LLC, a consumer products company featuring nutritional and dietary supplements. From 2001 through 2010, Mr. Itzler served as co-founder and vice-chairman of Marquis Jet Partners, a private aviation company. Mr. Itzler is a graduate of American University.

Mr. Brian Thompson was appointed to our Board of Directors on July 24, 2012.  Since 2006, Mr. Thompson has been working for Mr. John Pappajohn at Equity Dynamics, Inc., a financial consulting firm.  In his role as senior vice president, Mr. Thompson evaluates investment opportunities, performs due diligence, negotiates investment transactions, raises capital for new ventures and interacts with management teams through various board and board observer positions.  Prior to this, Mr. Thompson was the CFO and CAO for Kum & Go, LC (“KG”), a convenience retailer. Prior to KG, Mr. Thompson was the President and CFO of Astracon, Inc. of Denver, CO, a provider of connectivity intelligence OSS software for communications service providers, until its sale in 2003.  From 1995 to 2000, Mr. Thompson was a Partner and CFO of the Edgewater Private Equity Funds.  After receiving his BS/BA in accounting from the University of South Dakota in 1991, Mr. Thompson spent four years in the audit department of KPMG, LLP in San Antonio and Des Moines.

Dr. Ka Cheong Christopher Leong was appointed to our board on October 29, 2012. Dr. Leong is a co-founder and the President of Transpac Capital, a venture capital firm based in Singapore.  Transpac was formed in 1989 through the amalgamation of Techno-Ventures Hong Kong, which Dr. Leong co-founded in 1986, and Transtech Capital Management of Singapore, both pioneers of venture capital in their respective countries. Prior to his venture capital career, Dr. Leong was the CEO of Amoy Canning Corporation Limited, a food and packaging conglomerate listed on the stock exchange of Hong Kong.  Prior to Amoy he founded Convenience Foods Limited in Hong Kong, which he sold to RJR Nabisco. Prior to his industrial career, Dr. Leong was a Senior Scientist at American Science and Engineering in Cambridge, MA. Dr. Leong has been a chairman of the Hong Kong Venture Capital Association, and is one of the founding inductees to the Singapore Venture Capital Hall of Fame in 2010 for his pioneering work in venture capital. Dr. Leong obtained a BS and a PhD degree from Massachusetts Institute of Technology, Cambridge, MA.

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

•

Mr. DeSantis co-founded Ariba, a provider of business to business e-commerce solutions that was one of the first B2B Internet companies to go public, and whose market capitalization reached $40 billion.  He was also an early angel investor and board member of LinkedIn, the world’s largest professional online network, which has more than 150 million global members today.

•

Mr. Proto is a seasoned and successful senior executive and entrepreneur with three decades in the billing and payments industry. Mr. Proto is currently the Chairman and Chief Executive Officer of electronic billing company Transactis Inc. Mr. Proto’s also founded REMITCO, a remittance processing company, which was acquired in 2000 by First Data Corp., and Financial Telesis (CashFlex), a payment processor to 65 of the top 100 banks in the U.S., which was acquired by CoreStates/Wachovia and is now a part of Wells Fargo. In 2004, Mr. Proto co-founded Windham Ventures, an investment company focusing on financial technology and life sciences companies, where he currently serves as a founding partner.

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

•

Mr. Itlzer founded 100 Mile Group LLC, a brand incubator and creative marketing company, which is a successor to Suite 850, LLC (founded by Mr. Itzler in 2009). Mr. Itzler serves as the managing member of 100 Mile Group.  In June 2010, Mr. Itzler co-founded PureBrands, LLC, a consumer products company featuring nutritional and dietary supplements.

•

Mr. Thompson has been working for Mr. John Pappajohn at Equity Dynamics, Inc., a financial consulting firm.  Prior to this, Mr. Thompson was the CFO and CAO for Kum & Go, LC (“KG”), a convenience store retailer. Prior to KG, Mr. Thompson was the President and CFO of Astracon, Inc. of Denver, CO, a provider of connectivity intelligence OSS software for communications service providers, until its sale in 2003.  From 1995 to 2000, Mr. Thompson was a Partner and CFO of the Edgewater Private Equity Funds.

•

Dr. Leong is a co-founder and the President of Transpac Capital, a venture capital firm based in Singapore.  Transpac was formed in 1989 through the amalgamation of Techno-Ventures Hong Kong, which Dr. Leong co-founded in 1986, and Transtech Capital Management of Singapore, both pioneers of venture capital in their respective countries. Prior to his venture capital career, Dr. Leong was the CEO of Amoy Canning Corporation Limited, a food and packaging conglomerate listed on the stock exchange of Hong Kong.  Prior to Amoy he founded Convenience Foods Limited in Hong Kong, which he sold to RJR Nabisco.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at BillMyParents, Inc., 6440 Lusk Blvd., Suite 216, San Diego, California 92121.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, involved in any of the items below that the Company deems material to their service on behalf of the Company:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In the fiscal year ended September 30, 2012, we held five special board meetings. Each of our directors has attended all meetings either in person or via telephone conference.

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

On July 23, 2012, we issued warrants to purchase common stock to certain Board members for their extraordinary efforts on behalf of the Company, as follows:  Isaac Blech, 5,000,000; Joseph Proto, 3,000,000; Cary Sucoff, 2,000,000; and Patrick Kolenik, 2,000,000. The warrants vest monthly over a period of 12 months; have an exercise price of $0.43 per share; include a cashless exercise option; and expire 5 years after the date of grant.  On July 24, 2012 we granted our Chief Executive Officer, Mr. McCoy, options to purchase 4,400,000 shares of the Company’s common stock.  The options vest monthly over a period of 12 months; have an exercise price of $0.43 per share; and expire 5 years after the date of grant.   On October 29, 2012, we granted Chris Leong warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.69 per share and having a term of 5 years.  The warrants will vest monthly over a period of 36 months provided Dr. Leong continues to serve on the Board. On November 12, 2012, we granted our President, William Hernandez, options to purchase up to five million shares of common stock at an exercise price of $0.49 per share. The options will vest as follows: one million options vested immediately and the remaining four million options vest equally over a thirty-six month period.

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

Long-Term Incentives.  Our long-term incentives consist of our Company’s Common Stock and stock option awards. The objective of these awards is to align the longer-term interests of our shareholders and our executive officers and to complement incentives tied to annual performance.  We have used stock options and warrants as our primary long-term equity incentive vehicle with respect to our Chief Executive Officer and our Chief Financial Officer who joined our Company after its founding.  The remainder of our executives who are also Company founders are presently incentivized on a long-term basis by way of their shares of Common Stock received at the founding of our subsidiary BillMyParents-CA (that were subsequently exchanged for shares of our Company’s Common Stock in October 2007) and grants of stock options and warrants. We have not adopted stock ownership guidelines.

401(k) and Other Benefits.  During the years ended September 30, 2012 and 2011, our executive officers were eligible to receive certain benefits available to all our employees on the same terms, including medical and dental insurance.  During the year, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation.  Under the 401(k) Plan, all employees are eligible to receive matching contributions from the Company of 100% of employee contributions up to a maximum of 4% of the employees’ salaries, per year.  We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees.  We believe that the 401(k) Plan and medical and dental insurance benefits allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

Employment Agreements

Our Company has entered into employment agreements with our three executives: Michael McCoy (our Chief Executive Officer); Jonathan Schultz (our Chief Financial Officer), and William Hernandez (our President). A summary of the material terms of our employment agreements with our named executive officers is as follows:

Michael McCoy, Chief Executive Officer:  On September 19, 2011, we entered into an employment agreement with Mr. McCoy, which includes the following summary terms, (i) Mr. McCoy shall be paid an annual salary of $360,000; (ii) Mr. McCoy shall be paid his base salary, receive fringe benefits and continue to vest in any granted stock options and warrants for twelve months after the termination of his employment in the event that his employment is terminated other than for cause; (iii) Mr. McCoy shall be eligible for an annual cash bonus; and (iv) Mr. McCoy was granted options to purchase up to 10,600,000 shares of Company common stock at an exercise price of $0.48 per share.

On July 24, 2012, we amended Mr. McCoy’s employment agreement to provide that (1) Mr. McCoy’s Base Salary shall be increased by $40,000 per year, and (2) Mr. McCoy shall be entitled to a lump sum cash payment equal to one and one-half times his annual Base Salary in the event the Company changes his title to any position below that of Chief Executive Officer.  All other terms of Mr. McCoy’s employment agreement remain in effect.

William Hernandez, President: Mr. Hernandez was appointed as our President on November 12, 2012. Our employment with Mr. Hernandez includes the following summary terms: (i) an annual salary of $350,000; (ii) eligibility for an annual cash bonus equal to fifty percent (50%) of Mr. Hernandez’s annual salary, upon criteria to be determined (the first year’s bonus to be guaranteed by the Company); and (iii) options to purchase up to five million shares of Company common stock at an exercise price of $0.49 per share, of which one million options vest immediately and the remaining four million options vest equally over a thirty-six month period.

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

The amount of compensation for which Mr. Shultz would be eligible upon the Company’s acquisition, and in the event he remains employed with our Company on the date of the closing of the acquisition, would be the per share price for which the Company was acquired multiplied by 500,000.  Based on the closing price of our Common Stock on September 30, 2012 of $0.71, the cash payment that would be due to Mr. Shultz upon a change of control (as defined in the agreement) would be $355,000.

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

Compensation Committee

Our Board of Directors at its November 1, 2011 meeting established a compensation committee currently consisting of non-executive members of the Board, Messrs. Blech, Itzler ~~,~~  and Proto.  Decisions concerning compensation matters are to be made by the Board of Directors based upon recommendations of the compensation committee and members of our executive management team.

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Currently, our audit committee consists of the following members: Messrs. DeSantis, Proto and Thompson.  Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation awarded to, earned by, or paid to our executives during the years ended September 30, 2012 and 2011.

Change in

Pension

Value and

Non-Qual.

Deferred

Stock

Option and

Non-equity

Compens.

All Other

Salary

Bonus

Awards

Warrant Awards

Incentive

Earnings

 Comp.(1)(4)

Total

Position

Year

($)

($)

($)(2)

($)(2)

Comp ($)

($)

($)

($)

Michael McCoy (6)

2012

376,667

400,000

-

1,860,403

-

-

667

2,637,737  2011  15,000  -  -  451,000  -  -  -  466,000  Chief Executive Officer, Chairman and Director

William (9)

2012

-

-

-

-

-

-

-

-

Hernandez

2011

-

-

-

-

-

-

-

-

President

Mark Sandson (8)

2012

-

-

-

-

-

-

-

-

2011

48,510

-

-

213,769

-

-

-

262,279

Interim Chief Executive Officer

Jonathan Shultz (3)

2012

180,000

-

-

234,000

-

-

7,200

421,200

2011

178,200

86,200

-

356,284

-

-

10,576

631,260

Chief Financial Officer/Secretary/Treasurer

James Collas (5)

2012

186,875

-

-

351,000

-

-

7,283

545,158

2011

230,000

152,500

-

72,968

-

-

9,200

464,668

Former President and Chief Executive Officer, Former Director, Current Employee and non-officer executive

Evan Jones (7)

2012

150,000

-

-

159,000

-

-

2,000

311,000

2011

218,297

50,000

-

660,000

-

-

3,000

931,297

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

(5)

Amounts represent full year totals for the year ended September 30, 2011 and September 30, 2012 for Mr. Collas although he resigned as an officer of our Company on April 2011.

(6)

Mr. McCoy’s employment commenced in September 2011 and amounts show here represents the amounts charged to operations through September 30, 2012.  On October 3, 2011, Mr. McCoy was paid his entire first year’s salary totaling $360,000 as per his employment contract.  On July 24, 2012, we amended Mr. McCoy’s employment agreement to provide that Mr. McCoy’s Base Salary shall be increased by $40,000 per year.

(7)

Evan Jones was employed with our Company from May 1, 2011 to November 30, 2011.  Prior to his employment, Mr. Jones received compensation under his consulting agreement with the contract from January 10, 2011 to April 30, 2011.  All amounts included above are for the years ended September 30, 2011 and September 30, 2012 and include amounts paid to Mr. Jones both as a consultant and an employee.

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

(9)

Mr. Hernandez was appointed as our President on November 12, 2012.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the years ended September 30, 2012 and 2011.  The option award amounts were calculated in accordance with generally accepted accounting principles concerning share-based payments.

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

Outstanding Equity Awards at September 30, 2012

Our Company has not granted stock awards to any executive since its inception.  The following table provides information regarding outstanding equity awards (all in the form of stock options or warrants) to named executives as of September 30, 2012:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael McCoy	4,850,000	5,750,000	0.45	8/18/16
	733,000	3,666,667	0.43	7/23/17

Jonathan Shultz	3,000,000	-	0.48	7/16/16
	650,000	1,150,000	0.42	8/4/16

James Collas	397,222	-	0.42	8/4/16

Evan Jones	1,200,000	-	0.54	1/10/16
	800,000	36,112	0.45	3/10/16

Director Compensation

Our directors were compensated for their service on our Board of Directors with warrants to purchase common stock as outlined above.

The following table provides information regarding our director compensation for the year ended September 30, 2012:

Fees

Non-Equity

Non-qualified

Earned

Incentive

Deferred

All

Or Paid

Stock

Option

Plan

Compensation

Other

In Cash

Awards

Awards

Compensation

Earnings

 Compensation

Total

Position

($)

($)

($)

($)

 ($)

($)

($)

Isaac Blech (1)

-

-

854,875

-

-

-

854,875

Patrick Kolenik (2)

-

-

146,666

-

-

10,000

156,666

Mark Sandson (3)

-

-

369,731

-

-

-

369,731

Cary Sucoff (4)

-

-

276,774

-

-

10,000

286,774

Rob Desantis (5)

-

-

949,866

-

-

-

949,866

Joseph Proto (6)

-

-

406,792

-

-

-

406,792

Brian Thompson(7)

-

-

50,179

-

-

-

50,179

Jesse Itzler (8)

-

-

50,179

-

-

-

50,179

Ka Cheong

Christopher Leong (9)

-

-

-

-

-

-

-

(1)

Includes warrants to purchase up to 2,500,000 shares of common at an exercise price of $0.51 per share granted on November 1, 2011 and expiring November 1, 2016 and warrants to purchase up to 5,000,000 shares of common at an exercise price of $0.43 per share granted on July 23, 2012.

(2)

Includes warrants to purchase up to 1,000,000 shares of common at an exercise price of $0.48 per share granted on September 21, 2011 and expiring September 21, 2016, and warrants to purchase up to 2,000,000 shares of common at an exercise price of $0.43 per share granted on July 23, 2012.

(3)

Includes warrants to purchase up to 1,000,000 shares of common at an exercise price of $0.42 per share granted on August 4, 2011 and expiring August 4, 2016. Mr. Sandson resigned from the Board on January 25, 2012, at which time his remaining unvested shares were deemed to be fully vested.

(4)

Includes warrants to purchase up to 1,000,000 shares of common at an exercise price of $0.42 per share granted on August 4, 2011 and expiring August 4, 2016 and warrants to purchase up to 2,000,000 shares of common at an exercise price of $0.43 per share granted on July 23, 2012.

(5)

Includes warrants to purchase up to 10,000,000 shares of common at an exercise price of 0.40 per share granted on March 26, 2012.

(6)

Includes warrants to purchase up to 3,000,000 shares of common at an exercise price of $0.43 per share granted on July 23, 2012.

(7)

Includes warrants to purchase up to 2,000,000 shares of common at an exercise price of $0.43 per share granted on July 23, 2012.

(8)

Includes warrants to purchase up to 2,000,000 shares of common at an exercise price of $0.43 per share granted on July 23, 2012.

(9)

Chris Leong was appointed as a director of the Company on October 29, 2012.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 20, 2012 (the “SO Date”), we had 113,335,904 shares of common stock and 353 shares of Series A Cumulative Convertible Preferred stock (the “Series A Preferred Stock”) issued and outstanding.  The Series A preferred stock is convertible into 106,820 shares of our Company’s Common Stock.  As of the SO Date, there were 10,165 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) issued, which are convertible into 25,412,500 shares of our common stock. Options and warrants exercisable or convertible as of the SO Date or within sixty (60) days thereafter are used in determining each individual’s percentage of shares beneficially owned on the table below. The following table sets forth as of the SO Date, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series A Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors Michael McCoy (2)	8,347,916	5.67%
Jonathan Shultz (3)	3,900,000	2.73%
Isaac Blech (4)	46,954,165	28.75%
Cary Sucoff (5)	2,883,925	2.04%
Patrick Kolenik (6)	3,023,444	2.14%
William Hernandez (7)	1,333,333	0.95%
Robert DeSantis (8)	4,166,667	2.91%
Joseph Proto (9)	2,406,249	1.71%
Jesse Itzler (10)	333,333	0.24%
Brian Thompson (11)	333,333	0.24%
Ka Cheong Christopher Leong (12)	166,667	0.12%

All directors and executive officers as a group (12 persons)	73,849,032	47.50%

 ___________________________________________________

(1)

Unless otherwise noted, the address is c/o BillMyParents, Inc. 6190 Cornerstone Court, Suite 216, San Diego California 92121.

(2)

Amounts include shares of common stock that would result from the exercise of outstanding options to purchase 8,347,916 shares of our common stock.

(3)

Amounts include shares of common stock that would result from the exercise of outstanding options and warrants to purchase 3,900,000 shares of our common stock.

(4)

Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 24,454,165 shares of our common stock.

(5)

Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 2,743,700 shares of our common stock.

(6)

Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 2,196,444 shares of our common stock.

(7)

Amounts include shares of common stock that would result from the exercise of the vested outstanding options to purchase 1,333,333 shares of our common stock.

(8)

Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 4,166,667 shares of our common stock.

(9)

Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 2,166,665 shares of our common stock.

(10)

Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 333,333 shares of our common stock.

(11)

Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 333,333 shares of our common stock.

(12)

Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 166,667 shares of our common stock.

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

On July 24, 2012, our Board of Directors approved our entering into a management consulting agreement with each of Messrs. Kolenik and Sucoff (or an entity owned by either of them) with respect to consulting services to be provided to us for a period of 12 months, pursuant to which each of Messrs. Kolenik and Sucoff will receive $5,000 per month.

On July 23, 2012, we issued warrants to purchase common stock to certain Board members for their extraordinary efforts on behalf of the Company, as follows:  Isaac Blech, 5,000,000; Joseph Proto, 3,000,000; Cary Sucoff, 2,000,000; and Patrick Kolenik, 2,000,000. The warrants vest monthly over a period of 12 months; have an exercise price of $0.43 per share; include a cashless exercise option; and expire 5 years after the date of grant.  On July 24, 2012 we granted our Chief Executive Officer, Mr. McCoy, options to purchase 4,400,000 shares of the Company’s common stock.  The options vest monthly over a period of 12 months; have an exercise price of $0.43 per share; and expire 5 years after the date of grant.   On October 29, 2012, we granted Chris Leong warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.69 per share and having a term of 5 years.  The warrants will vest monthly over a period of 36 months provided Dr. Leong continues to serve on the Board. On November 12, 2012, we granted our President, William Hernandez, options to purchase up to five million shares of common stock at an exercise price of $0.49 per share. The options will vest as follows: one million options vested immediately and the remaining four million options vest equally over a thirty-six month period.

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

On August 13, 2010, we entered into a Convertible Promissory Note Agreement (the “$1M Note”) with Mr. Blech payable for $1,000,000 at 5% interest, due February 13, 2011 (the “Maturity Date”).  The $1M Note and all accrued interest was converted by Mr. Blech’s into 2,500,000 shares of our Company’s restricted common stock at a price of $0-.40 per share on November 24, 2010.  In addition Mr. Blech was issued warrants to purchase up to 625,000 shares of our Company’s restricted common stock at a price of $0-.40 per share pursuant to a Warrant Agreement (the “Warrant”) with a five year term executed concurrently between Mr. Blech and our Company, and upon conversion of the $1M Note, was issued warrants to purchase an additional 1,250,000 shares of our Company’s restricted common stock at an exercise price of $0-.40 per share pursuant to the terms of a warrant agreement (the “Additional Warrant”) in the same form as the Warrant.    In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 62,500 additional shares of common stock at an exercise price of $0-.40 per share to reflect the interest due to him under the terms of the Note from inception to its scheduled maturity on February 13, 2011.  We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 250,000 shares of our Company’s common stock at $0-.60 per share.  We also issued a five year warrant to purchase up to 350,000 shares of our common stock for $0-.60 per share to ESP.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities.  Under the agreement (as subsequently revised), we issued ESP 50,000 shares of our Company’s restricted common stock and paid it or its designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase up to one share of common stock for each 25 shares sold at the exercise price of $0.60 per share.  From inception of the agreement through September 30, 2011, ESP and its designees earned cash totaling $164,400, 50,000 shares of our common stock and warrants to purchase up to 1,343,000 shares (also included in totals previously described above) of our common stock under the agreement.  No additional amounts were earned or paid since September 30, 2011 and no future sums are expected to be paid. In July 2011, Mr. Sucoff (a principal of ESP and a member of our Board of Directors) was paid $35,000 in cash for services performed on the Company’s behalf, all of which was charged to general and administrative expenses during the year ended September 30, 2011.

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

Parent Companies.  We do not have a parent company.

Director Independence.  Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Messrs. Blech, DeSantis, Proto, Thompson and Leong are the only members of the Board of Directors that are considered independent.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

On October 8, 2008, our Company engaged BDO USA, LLP.  BDO USA, LLP has audited our financial statements from the year ended September 30, 2008 through the year ended September 30, 2012.

(1) Audit Fees

The aggregate fees during the years ended September 30, 2012 and 2011 for professional services rendered by the principal accountants BDO USA, LLP for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements (including expenses) totaled $59,243 and $64,509, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by BDO USA, LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by BDO USA, LLP for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2012 and 2011.

(4) All Other Fees

No aggregate fees were billed for professional services provided by BDO USA, LLP, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2012 and 2011.

(5) Audit Committee

The registrant's Board of Directors, which formerly performed the functions of the Audit Committee prior to its establishment on November 1, 2011, previously approved BDO USA, LLP’s performance of services for the audit of the registrant’s annual financial statements for the years ended September 30, 2012 and 2011.  Audit-related fees, tax fees, and all other fees, if any, were also approved by the Board of Directors.

Item 15 – Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.1a	Amendment to Amended and Restated Articles of Incorporation (13)
3.2	Bylaws (3)
3.3	Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (4)
10.2	2007 Equity Incentive Plan (1)
10.10	Change of Control Agreement with Jonathan Shultz dated August 11, 2008(5)
10.25	Investor relations agreement dated February 12, 2010 (6)
10.26	Stock contribution and disposition restriction agreement with Chris Nicolaidis dated February 11, 2010 (6)
10.27	Investor relations agreement with Kay Holdings, Inc. dated May 10, 2010 (7)
10.28	Agreement with Equity Source Partners, LLC dated April 30, 2010 (7)
10.30	Investor relations agreement with Two Eight, Inc. dated April 7, 2010 (7)
10.31	Financial Advisory Services agreement with Iroquois Master Fund Ltd. dated June 24, 2010 (8)
10.32	Investor Relations Agreement with Kay Holdings, Inc. dated December 29, 2010(9)
10.33	Subscription Agreement dated January 19, 2011(10)
10.34	Common Stock Purchase Warrant dated January 19, 2011(10)
10.35	Registration Rights Agreement dated January 19, 2011(10)
10.39	Employment agreement between the Company and James Collas dated January 31, 2011 (11)
10.40	Employment agreement between the Company and Jonathan Shultz dated January 31, 2011(11)
10.43	Agreement and Release between the Company and James P. Collas dated April 26, 2011 (12)
10.46	Warrant Agreement with Mark Sandson dated July 19, 2011 (14)
10.47	Stock Option Modification Agreement with Jonathan Shultz dated July 19, 2011 (14)
10.48	Form of Warrant Agreement with named members of Company’s Board of Directors dated August 4, 2011(15)
10.49	Stock Option Agreement with Jonathan Shultz dated August 4, 2011(15)
10.50	Investor Relations Agreement with SPN Investments, Inc. dated August 5, 2011(15)
10.51	Employment Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.52	Stock Option Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.53	Warrant Agreement with Patrick Kolenik dated September 19, 2011 (16)
10.54	Form of Common Stock Purchase Warrant dated October 21, 2011(17)
10.55	Form of Subscription Agreement dated October 21, 2011 (17)
10.56	Form of Registration Rights Agreement dated October 21, 2011 (17)
10.57	Warrant Agreement with Isaac Blech dated November 1, 2011 (18)
10.58	Form of Common Stock Purchase Warrant dated November 21, 2011(19)
10.59	Form of Subscription Agreement dated November 21, 2011 (19)
10.60	Form of Registration Rights Agreement dated November 21, 2011(19)
10.61	Employment Agreement with Evan Jones dated May 1, 2011 (20)
10.62	Warrant Agreement with Robert DeSantis dated March 26, 2012 (21)
10.63	Amended Employment Agreement with Michael R. McCoy dated July 24, 2012 (22)
10.64	Stock Option Agreement with Michael R. McCoy dated July 24, 2012 (22)
10.65	Warrant Agreement with Isaac Blech dated July 23, 2012 (22)
10.67	Warrant Agreement with Cary Sucoff dated July 23, 2012 (22)
10.68	Warrant Agreement with Joseph Proto dated July 23, 2012 (22)
10.69	Warrant Agreement with Patrick Kolenik dated July 23, 2012 (22)
10.70	Warrant Agreement with Jesse Itzler dated July 23, 2012 (22)
10.71	Warrant Agreement with Dr. Ka Cheong Christopher Leong dated October 29, 2012 (23)
10.72	Employment Agreement with William Hernandez dated November 12, 2012 (24)
10.73	Form of Subscription Agreement (25)
10.74	Form of Common Stock Purchase Warrant (25)
10.75	Form of Registration Rights Agreement (25)
11.1	Statement re Computation of Per Share Earnings (20)
14.1	Code of Business Conduct and Ethics (21)
21.1*	Listing of Subsidiaries (20)
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on June 11, 2008
(5)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 14, 2008
(6)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 12, 2010
(7)	Incorporated herein by reference to the registrant’s Form 10-Q filed on May 14, 2010
(8)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 12, 2010
(9)	Incorporated herein by reference to the registrant’s Form 10-K filed on December 29, 2010
(10)	Incorporated herein by reference to the registrant’s Form 8-K filed on January 19, 2011
(11)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 1, 2011
(12)	Incorporated herein by reference to the registrant’s Form 8-K filed on April 26, 2011
(13)	Incorporated herein by reference to the registrant’s Form 8-K filed on May 13, 2011
(14)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 21, 2011
(15)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 10, 2011
(16)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2011
(17)	Incorporated herein by reference to the registrant’s Form 8-K filed on October 25, 2011
(18)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 4, 2011
(19)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 25, 2011
(20)	Included within the financial statements filed in this Annual Report
(21)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005
(20)	Incorporated by reference to the registrant’s form 10-K filed on December 21, 2011
(21)	Incorporated herein by reference to the registrant’s Form 8-K filed on April 4, 2012
(22)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 27, 2012
(23)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 1, 2012
(24)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 16, 2012
(25)	Incorporated herein by reference to the registrant’s Form 8-K filed on December 6, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2012

BillMyParents, Inc., a Colorado corporation

By: /s/ MICHAEL R. MCCOY

Michael R. McCoy, Chief Executive Officer

(Principal Executive Officer)

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

Signature	Title	Date
/s/ MICHAEL R. MCCOY Michael R. McCoy	Chief Executive Officer and Director (Principal Executive Officer)	December 26, 2012
/s/ WILLIAM HERNANDEZ William Hernandez	President	December 26, 2012
/s/ JONATHAN SHULTZ Jonathan Shultz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 26, 2012
/s/ ISAAC BLECH Isaac Blech	Director	December 26, 2012
/s/ CARY SUCOFF Cary Sucoff	Director	December 26, 2012
/s/ PATRICK KOLENIK Patrick Kolenik	Director	December 26, 2012
/s/ ROBERT DESANTIS Robert DeSantis	Director	December 26, 2012
/S/ JOSEPH PROTO Joseph Proto	Director	December 26, 2012
/s/ JESSE ITZLER Jesse Itzler	Director	December 26, 2012
/s/ BRIAN THOMPSON Brian Thompson	Director	December 26, 2012
/s/ KA CHEONG CHRISTOPHER LEONG Ka Cheong Christopher Leong	Director	December 26, 2012