Form 10-Q
period 2012-12-31
BillMyParents, Inc.
filed 2013-02-13
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2012

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

At February 11, 2013, there were 138,808,904 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No  ☒

TABLE OF CONTENTS

PART I: Financial Information

Item 1 –

Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012

Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2012 and 2011

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2012 and 2011

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

BILLMYPARENTS, INC.
Condensed Consolidated Balance Sheets

	December 31, 2012 (unaudited)	September 30, 2012

Assets
Current assets:
Cash and cash equivalents	$6,605,567	$5,509,911
Amounts on deposit with or due from merchant processors	145,664	203,479
Prepaid insurance	38,323	56,010

Total current assets	6,789,554	5,769,400

Property and equipment, net of accumulated depreciation of
$45,189 ($44,057 - September 30, 2012)	7,581	8,713
Other assets	5,700	5,700

	$6,802,835	$5,783,813

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$2,996,777	$1,161,191
Accrued and deferred personnel compensation	559,396	271,067
Derivative liabilities	14,580,310	19,346,754

Total current liabilities	18,136,483	20,779,012

Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 10,165 shares issued and outstanding; liquidation preference of
$10,165,000	8,368,048	8,368,048
Redeemable common stock; $0.001 par value; 25,491,225 shares issued and
outstanding, and not classified as equity (11,771,250 - September 30, 2012)	1,034,281	789,569

Commitments, contingencies and subsequent events

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares
authorized; 353 shares issued and outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 87,904,679
shares issued and outstanding (87,829,679 - September 30, 2012)	87,905	87,830
Additional paid-in capital	39,519,487	34,969,884
Accumulated deficit	(60,343,369)	(59,210,530)

Total stockholders' equity (deficiency)	(20,735,977)	(24,152,816)

	$6,802,835	$5,783,813
See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended December 31, 2012 and 2011

	2012	2011

Revenues	$247,497	$235,176

Operating expenses:
Selling and marketing	4,654,948	1,492,478
Personnel related	5,412,358	1,955,128
Processing	387,354	911,127
General and administrative	314,644	234,015

Total operating expenses	10,769,304	4,592,748

Loss from operations	(10,521,807)	(4,357,572)

Nonoperating income (expense):
Interest income	1,044	1,450
Change in fair value of derivative liabilities	9,387,924	105,667

	9,388,968	107,117

Net loss and comprehensive net loss	$(1,132,839)	$(4,250,455)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Basic and diluted weighted average number of common
shares outstanding used in computing basic and
diluted net loss per share	103,481,576	94,588,500

See accompanying notes.

BILLMYPARENTS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(1,132,839)	$(4,250,455)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	1,132	-
Stock based compensation	4,516,678	1,355,931
Issuance of common stock for services	24,000	73,999
Change in fair value of derivative liabilities	(9,387,924)	(105,667)
Changes in operating assets and liabilities:
Amounts on deposit with card processor	-	(13,635)
Prepaid insurance	17,687	16,750
Amounts on deposit with or due from merchant processors	57,815	(89,521)
Prepaid officer compensation	-	(263,418)
Other assets	-	(64,238)
Accounts payable and accrued liabilities	1,835,586	(851,333)
Accrued and deferred personnel compensation	288,329	(16,854)

Cash flows from operating activities	(3,779,536)	(4,208,441)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	4,866,192	4,173,643
Exercise of warrants to purchase common stock	9,000	-

Cash flows from financing activities	4,875,192	4,173,643

Change in cash and cash equivalents	1,095,656	(34,798)

Cash and cash equivalents, beginning of period	5,509,911	1,386,402

Cash and cash equivalents, end of period	$6,605,567	$1,351,604

See accompanying notes.

1.

Basis of Presentation

BillMyParents, Inc. (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation.  Through our subsidiary incorporated in the state of California, BillMyParents, Inc. (“BillMyParents-CA”), we issue and service prepaid cards marketed to young people and their parents.  We are a publicly traded company trading on the OTC Bulletin Board under the symbol “BMPI.”  The accompanying unaudited consolidated financial statements include the accounts of our Company and BillMyParents-CA as of and through December 31, 2012.  All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.  For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2012 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 26, 2012.

For the year ended September 30 2012, our audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of our Company’s ability to continue as a going concern.  Additionally, we have incurred net losses through December 31, 2012 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2012 do not contain any adjustments for this uncertainty.  In response to our Company’s cash needs, through the date of this report we raised additional cash through the sale of common stock and warrants as described in our footnotes that follow.  All additional amounts raised will be used for our future investing and operating cash flow needs.

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

Revenue Recognition

We generally have two revenue sources: monthly account fees and usage fees.  Monthly account fees are recognized in the month for which the cardholder has a balance on an active card.  No fees are charged or recorded as revenue for cards for which there is no cardholder balance.  Usage fees are recognized at the time of the transaction.  We defer revenue for monthly fees paid in advance of the related month of service.  Deferred revenues at December 31, 2012 and September 30, 2012 were insignificant.  We recognize fee revenue gross of related processing costs and service fees.  We do not collect sales taxes in connection with our products or services.  During the three months ended December 31, 2012 we remitted cardholder funds to the issuing bank within two business days of card loading. As of December 31, 2012 we had $85,217 of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of the same amount in accounts payable.

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts.  Beginning January 1, 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances in the future will exceed federally insured limits.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended December 31, 2012 totaled $1,132.

Valuation of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. No impairment expense was recorded for the three months ended December 31, 2012 or December 31, 2011.

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

Derivatives

We account for certain of our outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities.  The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.  The 2012 Warrants and 2013 Warrants were determined to be ineligible for equity classification due to certain share registration provisions which may result in future settlement obligations which require net cash settlement.   These derivative liabilities which arose from the issuance of the 2010,

2012 and 2013 Warrants (less reductions in derivative liabilities outstanding and changes to the fair value of derivative liabilities) resulted in an ending balance of derivative liabilities of $14,580,310 and $19,346,754, as of December 31, 2012 and September 30, 2012, respectively.  During the three months ended December 31, 2011, we had reductions in derivative liabilities (with a corresponding increase in additional paid-in capital) totaling $481,418 due to the expiration of anti-dilution provisions for certain of the 2010 Warrants.

We recognized gains due to changes in the fair value of derivatives for the three months ended December 31, 2012 and 2011 totaling $9,387,924 and $105,667, respectively.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases).  In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases.  The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

Our financial instruments are cash and cash equivalents, accounts payable, and derivative liabilities. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.  The derivative liabilities are the only Level 3 valuations.

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

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  Advertising expenses totaled $305,516 and $1,137,708 for the three months ended December 31, 2012 and 2011, respectively.

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  As of the date of this quarterly report we are currently not involved in any significant disputes, litigation and other legal actions.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”), 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU was effective for annual periods beginning after December 15, 2011 and interim periods within those fiscal years.  We adopted the guidance in this ASU which did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This ASU was effective for interim or annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

3.

Issuances of common stock and warrants

During the three months ended December 31, 2012 and 2011, we issued 60,000 shares of our common stock (in each respective period) to a contractor in exchange for programming services performed.  In connection with these issuances of shares, we recognized expenses of $24,000 during the respective periods.

During the three months ended December 31, 2012 and 2011, we entered into subscription agreements with 63 and 56 accredited investors, respectively, pursuant to which we issued 13,719,975 and 11,771,250 shares of our common stock, respectively.  We also issued five-year warrants to purchase up to an additional 8,125,000 shares of our common stock with an exercise price of $0.50 per share (5,000,000 in fiscal 2012) and five-year warrants to purchase an additional 1,398,744 shares of our common stock with an exercise price of $0.60 per share (1,692,815 in fiscal 2012).  The common stock and warrants were issued in exchange for gross proceeds totaling $5,487,990 ($4,866,192 net of cash commissions and related expenses totaling $621,798) in fiscal 2013 and $4,708,500 ($4,173,643 net of cash commissions and related expenses totaling $534,857) in fiscal 2012.  We also issued five-year warrants to purchase up to a total of up to 1,371,998 shares of our common stock with an exercise price of $0.50 per share to Maxim Group LLC (“Maxim”) who assisted us in connection with the transactions in fiscal 2013 and five-year warrants to purchase up to a total of up to 1,177,125 shares of our common stock with an exercise price of $0.60 per share to Maxim in fiscal 2012.

The common stock and related warrants issued are subject to certain registration rights.  Because we did not file a registration statement on Form S-1 in the time specified by the registration rights agreement, the 2012 Warrants contain a cashless exercise option (the “Penalty”).  Despite the Penalty, the registration rights agreements do not include certain prescribed liquidating damages penalties in the event our Company fails to cause the related registration statement to be declared effective and consequently, the presumption under GAAP is that the common stock and related warrants may be settled in cash.  Therefore the common stock is classified as redeemable common stock, outside of equity in the accompanying balance sheets, until the related registration statement is declared effective.  In addition, the 2012 and 2013 Warrants are included in derivative liabilities.  The fair values of the 2013 and 2012 warrants were $4,621,480 and $2,877,910, at their respective issue dates during the three months ended December 31, 2012 and 2011.

This description of our issuances of common stock and warrants does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

4.

Convertible Preferred Stock

Series A Preferred Stock

At December 31, 2012 and September 30, 2012, we had 353 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.  The Series A Stock was originally issued to investors for $100 per share.  The following summarizes the terms of the Series A preferred stock outstanding:

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

At December 31, 2012 and September 30, 2012, the Series A preferred stock was convertible into 106,820 shares of our common stock at an effective price of $0.33 per share.

Series B Preferred Stock

At December 31, 2012 and September 30, 2012, we had 10,165 shares of Series B convertible preferred stock (“Series B Stock”) outstanding that were issued to investors for $1,000 per share.  The following summarizes the terms of the Series B Stock outstanding:

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

Forced Conversion:  Each share of Series B Stock shall automatically convert into common stock at the earlier of: 1) the effective date of registration of common shares into which Series B Stock is convertible; or 2) six months from the date of the final closing as defined in the related subscription agreement.   The Series B Stock automatically converted to common stock on January 19, 2013.

Voting Rights: Equal to the largest number of full shares of common stock into which the shares can be converted.

At December 31, 2012 and September 30, 2012, the Series B preferred stock was convertible into 25,412,500 shares of our common stock at an effective price of $0.40 per share (which conversion automatically took place on January 19, 2013).

The Series B preferred stock is subject to certain registration rights outlined in registration rights agreements accompanying the preferred stock subscription agreements. The registration rights agreements do not include adequate penalties if the company fails to cause a related registration statement to be declared effective.  Consequently the presumption under GAAP is that the preferred stock, and related warrants, may be settled in cash.  Therefore the preferred stock is classified as redeemable preferred stock, outside of equity in the accompanying balance sheets, until such time as the related registration statement is declared effective.

5.

Agreements for services, officer and Board of Directors’ compensation

In August 2012, we entered into one-year consulting agreements with Patrick Kolenik and Cary Sucoff (Messrs. Kolenik and Sucoff are members of our Company’s Board of Directors).  The agreements call for the payment to Messrs. Kolenik and Sucoff of $5,000 each per month for their services to our Company.  During the three months ended December 31, 2012, we recognized and paid expenses totaling $15,000 each in connection with these consulting agreements.

In November 2012 (the "Effective Date"), we entered into an Endorsement Agreement (the “Endorsement Agreement”) for the promotion of our products. The Endorsement Agreement has a term of fourteen months (the “Term”), unless extended as provided in the Endorsement Agreement.  In connection with the Endorsement Agreement, we agreed to pay a nonrefundable advance totaling $3,750,000 (the “Advance”), of which $1,900,000 was paid in November 2012, with the remainder totaling $1,850,000 paid in January 2013.  In addition to the Advance, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”).  The Advance is not recoupable from incentive compensation payments. We also agreed to pay a per month royalty per active account (“Royalty”). The Advance is recoupable from Royalty payments made under the Endorsement Agreement. Upon the expiration of the Endorsement Agreement, the endorser will be entitled to receive the Royalty payments, subject to the recoupment of the Advance, and the Incentive Compensation, in perpetuity.  The entire balance of the Advance totaling $3,750,000 was charged to operations during the three months ended December 31, 2012.

Pursuant to the terms of the Endorsement Agreement, we issued the endorser warrants to purchase up to two million shares of our common stock, as follows: 1) warrants to purchase one million shares of our common stock vested upon the Effective Date, and 2) warrants to purchase another one million shares of our common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price $0.47 per share. We also issued the endorser warrants to purchase up to an additional two million shares of our common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term.  The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $0.47 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of two million. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Endorsement Agreement is extended, which is at the sole discretion of the endorser, the endorser will receive additional warrants to purchase two million shares of our Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant.  We recognized $582,381 in expense related to the warrants issued to the endorser during the three months ended December 31, 2012.

Payments made in connection with the Advance, Incentive Compensation and Royalty will be recorded as an expense when incurred.  Compensation expense related to the warrants, additional warrants, end of term warrants and extension warrants will be recognized based upon actual and expected vesting.

In connection with the Endorsement Agreement during the three months ended December 31, 2012, we accrued for and made payments to two entities associated with a member of our Board of Directors, Jesse Itzler.  Expenses related to these payments totaled $468,975.

In October 2012, our Company granted a five-year warrant to purchase up to 2,000,000 shares of common stock to Chris Leong, a member of our Board of Directors. The warrant vests monthly over a period of twelve months; has an exercise price of $0.69 per share; and includes a cashless exercise option.  In November 2012, our Company granted warrants to purchase up to 5,000,000 shares of common stock to William Hernandez, our Company’s President and a member of our Board of Directors (as of January 2013). The warrants vest over a period of three years; have an exercise price of $0.45 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $2,960,000 of which $543,986 was recognized as a noncash charge to personnel related expense during the three months ended December 31, 2012.

On August 5, 2011, we entered into an investor relations services agreement with SPN Investments, Inc. (“SPN”) that resulted in SPN receiving 1,000,000 shares of our common stock through August 4, 2012.  Through December 31, 2011, SPN earned 666,672 shares of common stock under this agreement and we recognized a noncash charge to general and administrative expense totaling $50,000 during the three months ended December 31, 2011.

6.

Stockholders’ equity

On July 24, 2012, our Company’s Board of Directors approved a one-for-ten reverse stock split (subject to approval by a majority of our Company shareholders) as well as our Company’s application for listing our common stock for trading on the NASDAQ Capital Market.  Our Board of Directors subsequently modified the request for shareholder approval for the reverse split to leave its eventual ratio open to the discretion of our Board of Directors.  These financial statements do not include any adjustments that may result from the resulting reverse stock split should it be approved.

Stock options

On January 8, 2013, our Board of Directors approved the adoption of the BillMyParents, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan (as approved by the Board of Directors but subject to future shareholder approval solicited by a Proxy Statement filed in January 2013) shall not exceed in the aggregate 45,000,000 shares of the common stock of our Company.  On August 4, 2011, our Board of Directors approved the adoption of the BillMyParents, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company.  Upon shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

Through December 31, 2012, we have outstanding and vested a total of 29,116,667 and 14,554,625, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from April 2013 to November 2017.  During the three months ended December 31, 2012, we issued a five-year option to purchase up to 5,000,000 shares of our Company’s common stock to our Company’s President at an exercise price $0.49 per share.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 6,300,000 shares of our common stock during the three months ended December 31, 2012, including a five-year warrant to purchase up to 2,000,000 shares (exercise price of $0.69 per share) to a member of our Board of Directors.  Our Company issued warrants to purchase up to 2,600,000 shares of our common stock during the three months ended December 31, 2011, including five-year warrants to purchase up to 2,500,000 shares (exercise price of $0.51 per share) to Mr. Blech.  Through December 31, 2012, we have issued warrants to purchase up to a total of 62,724,853 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase 150,000 shares have been exercised to date, warrants to purchase up to 2,289,976 shares of common stock have expired and warrants to purchase up to 3,845,000 shares of common stock have been cancelled.  Warrants to purchase up to 56,439,877 shares of common stock remain outstanding at December 31, 2012, 30,223,577 of which have vested.  The warrants have remaining terms ranging from 1 to 119 months as of December 31, 2012 and exercise prices ranging from $0.37 to $1.00 per share.

Through December 31, 2012, we have also issued warrants to purchase up to 76,848,398 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 70,507,622 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at December 31, 2012 are as follows:

Outstanding	Weighted Average Exercise Price	Vested	Expiration Fiscal Period
400,000	0.56	400,000	2nd Qtr, 2013
295,000	0.62	295,000	3rd Qtr, 2013
2,471,213	0.43	2,471,213	1st Qtr, 2014
516,667	0.57	516,667	2nd Qtr, 2014
910,000	0.64	910,000	3rd Qtr, 2014
1,175,000	0.51	1,175,000	4th Qtr, 2014
1,376,600	0.51	1,376,600	1st Qtr, 2015
1,171,500	0.52	1,171,500	2nd Qtr, 2015
159,000	0.67	159,000	3rd Qtr, 2015
1,358,777	0.44	1,358,777	4th Qtr, 2015
10,461,560	0.54	10,461,560	1st Qtr, 2016
11,042,000	0.48	10,862,810	2nd Qtr, 2016
14,415,500	0.43	14,415,500	3rd Qtr, 2016
23,001,042	0.45	14,227,890	4th Qtr, 2016
10,469,940	0.53	8,840,772	1st Qtr, 2017
12,896,250	0.41	5,257,361	2nd Qtr, 2017
19,104,000	0.52	18,653,999	3rd Qtr, 2017
22,744,375	0.45	9,199,926	4th Qtr, 2017
18,195,742	0.53	12,417,964	1st Qtr, 2018
4,000,000	0.47	1,214,285	1st Qtr, 2023
156,164,166		115,385,824

Stock-based compensation

During the three months ended December 31, 2012, we recognized stock-based compensation expense totaling $4,516,678, ($1,355,931 for the three months ended December 31, 2011) in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended December 31, 2012:

Expected life (in years)

5.84 years

Weighted average volatility

205.38%

Forfeiture rate

8.85%

Risk-free interest rate

1.02%

Expected dividend rate

- %

At December 31, 2012, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $0.47 per share while the corresponding weighted average remaining contractual period was approximately 45.0 months.  As of December 31, 2012, $16,094,613 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2015.

7.

Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $45,550,000 and $18,357,000, respectively, as of December 31, 2012.  We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the BillMyParents-CA acquisition and the future expiration of the NOL.  These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized.  As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL will likely expire unused.

8.

Subsequent events

During January 2013 (the "Effective Date"), we entered into a Promotion/Endorsement Agreement (the “P/E Agreement”) with a term of eighteen (18) months (the “Term”). In connection with the P/E Agreement, we agreed to pay a nonrefundable fee of two hundred and fifty thousand dollars payable in four equal installments, on predetermined dates over the Term.  Additionally, we issued to the endorser warrants to purchase up to 250,000 shares of our common stock which will vest during the term.

In addition to the fee, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”) and have issued to the endorser additional warrants to purchase our common stock.  Should the number of accounts reach a specified level, the endorser will have the opportunity to earn additional warrants equal to five times the number of active accounts at the end of the Term.

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

Results of Operations

Revenues

Our Company had total revenues of $247,497 and $235,176, for the three months ended December 31, 2012 and 2011, respectively.  Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues.  We continue to not charge our cardholders for new card initiation fees.  We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements.  Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

While we are optimistic about the prospects for our prepaid card products, there can be no assurance about whether or when they will turn out to be a successful or if they will generate sufficient revenues to fund our operations over future periods.

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we classify our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) processing; and 4) general and administrative expenses.  We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses totaled $4,654,948 for the three months ended December 31, 2012 ($1,492,478 for the three months ended December 31, 2011).  This amounted to an increase of $3,162,470 from fiscal 2012 to fiscal 2013 or 211.9%. The following is a detail of the significant components of selling and marketing expenses for the respective periods.

	FY 13, Q1	FY 12, Q1	Change	% Change

Marketing consulting	$ 106,725	$ 219,382	$ (112,657)	(51.4)%
Public relations	38,645	34,923	3,722	10.7%
Direct marketing	30,685	1,138,376	(1,107,691)	(97.3)%
Marketing programs	4,478,429	71,095	4,407,334	6199.2%
Market research	349	28,162	(27,813)	(98.8)%

Other	115	540	(425)	(78.7)%

	$ 4,654,948	$ 1,492,478	$ 3,162,470	211.9%

Decreases in marketing consulting in the most recent quarter over the prior year’s corresponding quarter’s totals were due to reduced expenditures for marketing agencies in the current year.  Our levels of direct marketing were substantially reduced in the current quarter while we focused more on our account engagement (e.g. revenue per card) and our shift in focus to an endorser-based marketing model.  Marketing programs in the current year included the recognition of $3,750,000 in expense in connection with payment made and accrued in connection with a new endorsement agreement signed in November 2012.

Personnel related expenses

Personnel related expenses totaled $5,412,358 for the three months ended December 31, 2012 ($1,955,128 for the three months ended December 31, 2011).  This amounted to an increase of $3,457,230 from fiscal 2012 to fiscal 2013 or 176.8%.  The following is a detail of the significant components of personnel related expenses for the respective periods.

	FY 13, Q1	FY 12, Q1	Change	% Change

Salaries and wages	$ 703,731	$ 493,680	$ 210,051	42.5%
Share based compensation	4,516,678	1,355,933	3,160,745	233.1%
Consulting and outside services	109,864	34,200	75,664	221.2%

Other	82,085	71,315	10,770	15.1%

	$ 5,412,358	$ 1,955,128	$ 3,457,230	176.8%

Overall increases in personnel related expenses reflected the addition of employees and consultants over the prior fiscal year, including a new President and Controller as well as provisions for bonuses accrued during the quarter.  Stock based compensation was significantly higher in the most recently completed quarter compared to the prior comparable quarter due to option and warrant grants made to directors, executive officers and endorsers in the most recently completed quarter( and in prior periods that vested in the current quarter).  Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $387,354 for the three months ended December 31, 2012 ($911,127 for the three months ended December 31, 2011).  This resulted in a decrease of $523,773 and a percentage decrease of 57.5% for the corresponding period in fiscal 2012.  The following is a detail of the significant components of processing expenses for the respective periods.

	FY 13, Q1	FY 12, Q1	Change	% Change

Card processing	$ 29,387	$ 90,320	$ (60,933)	(67.5)%
Fraud losses	4,169	32,190	(28,021)	(87.0)%
Account initiation	382	102,584	(102,202)	(99.6)%
Card creation	13,876	136,722	(122,846)	(89.9)%
Account holder communications	11,666	17,656	(5,990)	(33.9)%
Merchant credit card fees	78,074	86,893	(8,819)	(10.1)%
Contracted software development	185,998	264,114	(78,116)	(29.6)%
Customer service	47,832	109,418	(61,586)	(56.3)%

Other	15,970	71,230	(55,260)	(77.6)%

	$ 387,354	$ 911,127	$ (523,773)	(57.5)%

Decreases in processing expenses were the result of a decrease in our account holder base compared to the comparable quarter in fiscal 2012 as well as more favorable rates with our new processor.  Our plan is to continue to reduce such costs on a per account basis over time.  Contracted software development expenses decreased compared to the prior fiscal year due to expenses incurred in fiscal 2012 in connection with the completed transition to our new card processor.  Card creation and account initiation expenses were down significantly in the current quarter due to the reduction in accounts added compared to the prior year’s quarter.  Customer service costs were reduced due to our bringing much of the customer service function in house (with the related personnel expense included in salaries and wages above).

General and administrative expenses

General and administrative expenses totaled $314,644 for the three months ended December 31, 2012 ($234,015 for the three ended December 31, 2011).  This resulted in an increase for our 2013 first fiscal quarter compared to fiscal 2012 of $80,629 (34.5%).  The following is a detail of the significant components of general and administrative expenses for the respective periods.

	FY 13, Q1	FY 12, Q1	Change	% Change

Accounting	$ 55,424	$ 44,743	$ 10,681	23.9%
Insurance	17,881	16,996	885	5.2%
Investor relations	33,151	28,171	4,980	17.7%
Investor relations consulting	-	49,998	(49,998)	(100.0)%
Legal fees - general counsel	98,768	26,569	72,199	271.7%
Rent	20,594	8,325	12,269	147.4%
Travel and lodging	36,959	17,533	19,426	110.8%
Seminars	5,292	3,422	1,870	54.6%
Telecommunications	21,318	11,712	9,606	82.0%

Other	25,257	26,546	(1,289)	(4.9)%

	$ 314,644	$ 234,015	$ 80,629	34.5%

Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our Company’s behalf (a noncash expense).  We had no such issuances in fiscal 2013.  Legal expenses are up over the prior year in connection with increased security related work we underwent in during the three months ended December 31, 2012.  Travel related expenses have increased due to much of our senior management being located in locations outside of where our operations remain situated (San Diego, CA).  Rent was up over the prior year due to a second office in Des Moines, IA (no comparable location existed in fiscal 2012) and due to increased space leased in our San Diego, CA headquarters.

Total operating expenses

Total operating expenses for the three months ended December 31, 2012 and 2011, were $10,769,304 and $4,592,748, respectively.  The increase in operating expenses totaled $6,176,558 in our first quarter fiscal 2013 compared to first quarter fiscal 2012 or 134.5%.  Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $4,516,678 and $1,355,931 for the three months ended December 31, 2012 and 2011, respectively.

Nonoperating Income and Expense

For the three months ended December 31, 2012 interest income totaled $1,044 ($1,450 for fiscal 2012), while we incurred no interest expense in either fiscal 2013 or fiscal 2012.

We recognized a gain from the change in the fair value of derivative liabilities of $9,387,924 for the three months ended December 31, 2012 compared to a gain of $105,667 in the comparable period in fiscal 2012.  The gain is the result of the decrease in the value of derivative liabilities outstanding at December 31, 2012 from September 30, 2012.

Net Loss and Net Loss per Share

For the three months ended December 31, 2012, our net loss totaled $1,132,839 ($4,250,455 for the three months ended December 31, 2011).  Our basic and diluted net loss per share was $0.01 and $0.04 for the three months ended December 31, 2012 and 2011, respectively.  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At December 31, 2012, our total assets were $6,802,835, while we had negative working capital of $11,346,929.  Total liabilities were $18,136,483 (all of which were current) and our stockholders’ deficiency totaled $20,735,977.  Also included in current liabilities were amounts arising in connection with derivative liabilities totaling $14,580,310.  These liabilities represent the fair value of the warrants.  Any future settlement of these securities could result either: 1) upon their expiration unexercised; or 2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by the outstanding warrants accounted for as derivatives).

During the three months ended December 31, 2012, we entered into subscription agreements with 63 accredited investors pursuant to which we issued 13,719,975 shares of our common stock.  We also issued five-year warrants to purchase up to an additional 8,125,000 shares of our common stock with an exercise price of $0.50 per share and five-year warrants to purchase an additional 1,398,744 shares of our common stock with an exercise price of $0.60 per share.  The common stock and warrants were issued in exchange for gross proceeds totaling $5,487,990 ($4,866,192 net of cash commissions and related expenses totaling $621,798) in fiscal 2013.  We also issued five-year warrants to purchase up to a total of up to 1,371,998 shares of our common stock with an exercise price of $0.50 per share to Maxim who assisted us in connection with the transactions.

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

Our cash and cash equivalents balance at December 31, 2012 totaled $6,605,567.  During the three months ended December 31, 2012, positive cash flows resulted from the sale of unregistered common stock and warrants to purchase common stock described above, offset by negative cash flows from operating activities totaling $3,779,536.

Plan of Operations

We do not currently expect to purchase any significant property or equipment, or to have substantial changes in the number of our employees for the next twelve months.  We expect however to continue to incur costs in improving, maintaining and marketing our prepaid card products during fiscal 2013.  We expect that our greatest cost to be incurred during fiscal 2013 will be in the area of customer account acquisition.

Going Concern

As noted above (and by our independent registered public accounting firm in its report on our consolidated financial statements as of and for the year ended September 30, 2012), there exists substantial doubt about our ability to continue as a going concern for twelve months after the date of these financial statements.  Our unaudited condensed financial statements do not contain any adjustments related to the outcome of this uncertainty.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We continually evaluate our estimates and judgments and we base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances.  Materially different results can occur as circumstances change and additional information becomes known. There were no changes in our critical accounting policies during fiscal 2013.

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

Changes in Internal Controls over Financial Reporting

During the year ended September 30, 2012, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments.  In order to remediate such condition, we undertook and put in place the following actions.

•

In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.

•

We consult with experts in the area of accounting for financial instruments in the event that any transactions related to the classification and reporting of financial instruments take place.  Although no such transactions that were materially different from previously reported transactions took place in the most recently completed quarter, our newly established internal control procedures require that we obtain opinion of such experts prior to entering into such transactions.

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

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing our BMP Product.  In addition, we have signed an agreement with an endorser that requires the expenditure of significant capital resources, including advances totaling close to $4 million. On November 30, and December 10, 2012 we closed on a private equity transactions whereby we raised $2,580,500 and $2,286,000, respectively, in net proceeds after deducting fees and expenses, however we will still require additional funding in order to operate our business. If we fail to achieve sufficient revenues and gross margin with our BMP Product, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

BillMyParents, Inc., a Colorado corporation

By: /s/ MICHAEL MCCOY

       Michael McCoy, Chief Executive Officer

February 13, 2013

By: /s/ JONATHAN SHULTZ

       Jonathan Shultz, Chief Financial Officer

February 13, 2013

Exhibit Index

Exhibit No.	Description
10.1*	Agreement between BillMyParents, Inc. and Justin Bieber Brands, LLC dated November 20, 2012
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
#	We have requested confidential treatment of redacted material that has been filed separately with the Securities and Exchange Commission.