Form 10-Q
period 2013-03-31
SpendSmart Payments Co
filed 2013-05-17
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-27145

THE SPENDSMART PAYMENTS COMPANY

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

At May 7, 2013 there were 9,243,881 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No  ☒

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of The SpendSmart Payments Company. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Balance Sheets

	March 31,
	2013	September
	(unaudited)	30, 2012*

Assets
Current assets:
Cash and cash equivalents	$2,454,245	$5,509,911
Amounts on deposit with or due from merchant processors	207,536	203,479
Prepaid insurance	97,127	56,010
Total current assets	2,758,908	5,769,400

Property and equipment, net of accumulated depreciation of $46,320 ($44,057 – September 30, 2012)	6,450	8,713
Other assets	5,700	5,700
	$2,771,058	$5,783,813

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$1,014,947	$1,161,191
Accrued and deferred personnel compensation	374,621	271,067
Derivative liabilities	433,727	19,346,754
Total current liabilities	1,823,295	20,779,012

Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $0 converted to common stock at January 19, 2013 (10,165 shares issued and outstanding at September 30, 2012; liquidation preference of $10,165,000 at September 30, 2012)	-	8,368,048

Redeemable common stock; $0.015 par value; 0 shares issued and outstanding, and not classified as equity at March 31, 2013 (784,750 shares issued and outstanding, and not classified as equity at September 30, 2012)	-	789,569

Commitments and contingencies

Stockholders’ equity (deficiency):

Series A convertible preferred stock; $.001 par value; 10,000,000 shares authorized; 353 shares issued and outstanding	-	-
Common stock; $0.015 par value; 300,000,000 shares authorized; 9,261,061 shares issued and outstanding (5,855,312 - September 30, 2012)	138,917	87,830
Additional paid-in capital	66,579,624	34,969,884
Accumulated deficit	(65,770,778)	(59,210,530)
Total stockholders' equity (deficiency)	947,763	(24,152,816)

	$2,771,058	$5,783,813

See accompanying notes to condensed consolidated financial statements.

*Derived from audited financial information.

THE SPENDSMART PAYMENTS COMPANY

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2013 and 2012

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012

Revenues	$298,686	$282,339	$546,182	$517,515

Operating expenses:
Selling and marketing	323,677	303,884	4,978,625	1,796,362
Personnel related	4,070,580	2,249,495	9,482,937	4,204,623
Processing	554,822	577,940	942,176	1,489,067
General and administrative	459,102	386,933	773,748	620,948
Total operating expenses	5,408,181	3,518,252	16,177,486	8,111,000
Loss from operations	(5,109,495)	(3,235,913)	(15,631,304)	(7,593,485)

Non-operating income (expense):
Interest income	1,131	1,161	2,176	2,611
Change in fair value of derivative liabilities	(319,044)	73,146	9,068,880	178,813
	(317,913)	74,307	9,071,056	181,424
Net loss and comprehensive net loss	$(5,427,408)	$(3,161,606)	$(6,560,248)	$(7,412,061)

Basic and diluted net loss per share	$(0.70)	$(0.49)	$(.92)	$(1.25)

Basic and diluted weighted average number of common shares outstanding used in computing basic and diluted net loss per share	7,768,072	6,505,248	7,116,097	5,952,662

See accompanying notes to condensed consolidated financial statements.

THE SPENDSMART PAYMENTS COMPANY

Consolidated Statement of Changes in Stockholders' Equity (Deficiency) and Redeemable Preferred and Common Stock (not classified as equity)

For the six months ended March 31, 2013

	Redeemable Series B
	Preferred Stock		Redeemable Common Stock		Series A Preferred		Common Stock
	(not classified as equity)		(not classified as equity)		Stock		(classifed as equity)		Additional		Total
						Par		Par	Paid-In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Value	Shares	Value	Capital	Deficit	Deficiency

Balance at September 30, 2012	10,165	$8,368,048	784,750	$789,569	353	$-	5,855,312	$87,830	$34,969,884	$(59,210,530)	(24,152,816)

Warrant exercises	-	-	-	-	-	-	1,000	15	8,985	-	9,000

Issuance of common stock for services	-	-	-	-	-	-	11,167	168	66,834	-	67,002

Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	7,716,861	-	7,716,861

Sale of stock and warrants for cash	-	-	914,665	4,866,192	-	-	-	-	-	-	-

Allocation of net proceeds to warrant derivative liability	-	-	-	(4,621,480)	-	-	-	-	-	-	-

Series B (reclassify from convertible preferred stock)	(10,165)	(8,368,048)	-	-	-	-	1,694,167	25,413	8,342,635	-	8,368,048

Common Shares (reclassify from convertible common stock)	-	-	(1,699,415)	(1,034,281)	-	-	1,699,415	25,491	1,008,790	-	1,034,281

Reclassification of derivative libilities	-	-	-	-	-	-	-	-	14,465,635	-	14,465,635

Net loss	-	-	-	-	-	-	-	-	-	(6,560,248)	(6,560,248)

Balance at March 31, 2013	-	-	-	-	353	-	9,261,061	138,917	66,579,624	(65,770,778)	947,763

THE SPENDSMART PAYMENTS COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2013 and 2012

	2013	2012

Cash flows used in operating activities:
Net loss	$(6,560,248)	$(7,412,061)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	2,263	-
Stock based compensation	7,716,861	3,084,489
Issuance of common stock for services	67,002	289,198
Change in fair value of derivative liabilities	(9,068,880)	(178,813)
Changes in operating assets and liabilities:
Prepaid insurance	(41,117)	33,500
Amounts on deposit with or due from merchant processors	(4,057)	(183,484)
Accounts payable and accrued liabilities	(146,237)	(963,210)
Accrued and deferred personnel compensation	103,555	(187,301)
Cash flows used in operating activities	(7,930,858)	(5,517,682)

Cash flows used in financing activities:
Proceeds from issuance of common stock and warrants, net	4,866,192	4,814,923
Exercise of warrants to purchase common stock	9,000	-
Cash flows from financing activities	4,875,192	4,814,923

Change in cash and cash equivalents	(3,055,666)	(702,759)

Cash and cash equivalents, beginning of period	5,509,911	1,386,402

Cash and cash equivalents, end of period	$2,454,245	$683,643

See accompanying notes to condensed consolidated financial statements.

1.	Reverse Stock Split

On February 13, 2013, the Shareholders of SpendSmart Payments Company (hereinafter referred to as “we” or “the/our Company”) authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of fifteen to one shares, which became effective on April 25, 2013. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three and six month periods ended March 31, 2013 and 2012, respectively and the balance sheet at September 30, 2012.

2.	Basis of Presentation

The Company is a Colorado corporation. Through our subsidiary incorporated in the state of California, The SpendSmart Payments Company (“SpendSmart-CA”), we issue and service prepaid cards marketed to young people and their parents. We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying unaudited condensed consolidated financial statements include the accounts of our Company and SpendSmart-CA as of and through March 31, 2013. All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2012 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 26, 2012.

For the year ended September 30, 2012, our audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of our Company’s ability to continue as a going concern. Additionally, we have incurred net losses through March 31, 2013 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the three and six months ended March 31, 2013 do not contain any adjustments for this uncertainty.  In response to our Company’s cash needs, in the first quarter of fiscal 2013 we raised additional cash through the sale of common stock and warrants as described in our footnotes that follow. All additional amounts raised will be used for our future investing and operating cash flow needs.

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

3.	Summary of Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Revenue Recognition

We generally have two revenue sources: monthly account fees and usage fees. Monthly account fees are recognized in the month for which the cardholder has a balance on an active card. No fees are charged or recorded as revenue for cards for which there is no cardholder balance. Usage fees are recognized at the time of the transaction. We defer revenue for monthly fees paid in advance of the related month of service. Deferred revenues at March 31, 2013 and September 30, 2012 were insignificant. We recognize fee revenue gross of related processing costs and service fees. We do not collect sales taxes in connection with our products or services. During the six months ended March 31, 2013 we remitted cardholder funds to the issuing bank within two business days of card loading. As of March 31, 2013 and September 30, 2012 we had $207,536 and $203,479, respectively, of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of the same amount in accounts payable.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three and six months ended March 31, 2013 totaled $1,131 and $2,263, respectively (for the three and six months ended March 31, 2012, there was no depreciation expense).

Valuation of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. No impairment expense was recorded for the three and six months ended March 31, 2013 or March 31, 2012.

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

Stock Based Compensation

We have historically accounted for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate.

Derivatives

We account for certain of our outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $433,728 and $1,015,284 as of March 31, 2013 and September 30, 2012, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital. The value of the derivative liability that was reclassified to additional paid in capital at March 20, 2013 was $14,465,635.

Fair value of assets and liabilities

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and we consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our financial instruments are cash and cash equivalents, accounts payable, and derivative liabilities. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

These derivative liabilities are remeasured to estimated fair value at March 31, 2013 and September 30, 2012, using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighed average risk-free interest rate of 0.79% and 0.67% at March 31, 2013 and September 30, 2012, respectively, and weighted average volatility of 201.5% and 105.1% at March 31, 2013 and September 30, 2012, respectively.

At March 31, 2013 and September 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2013
	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$433,727	$–	$–	$433,727
Total	$433,727	$–	$–	$433,727

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$19,346,754	$–	$–	$19,346,754
Total	$19,346,754	$–	$–	$19,346,754

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended March 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrant Derivative Liabilities	Total
Beginning balance at October 1, 2012	$19,346,754	$19,346,754
Issuance of warrants with derivative liabilities	4,621,488	4,621,488
Changes in estimated fair value	(9,068,880)	(9,068,880)
Reclassification of derivative liability to additional paid in capital	(14,465,635)	(14,465,635)
Ending balance at March 31, 2013	$433,727	$433,727

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net income or loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  On-air advertising expenses totaled $0 and $305,516 for the three and six months ended March 31, 2013, respectively ($106,029 and $1,244,405 during the three and six months ended March 31, 2012, respectively).

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have any impact on the company as the company has no other comprehensive income or loss, and therefore the net income or loss equals to the total comprehensive income or loss. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company’s condensed consolidated financial statements were not significantly impacted by the adoption of this amended guidance.

4.	Issuances of common stock and warrants

During the three and six months ended March 31, 2013, we issued 4,000 and 11,167 shares of our common stock (in each respective period) to a contractor and two vendors in exchange for programming services and other services performed. In connection with these issuances of shares, we recognized expenses of $24,000 and $67,000 during the respective periods.

During the three and six months ended March 31, 2013 and 2012, we entered into 0 and 63 subscription agreements with accredited investors for 914,665 shares.

The common stock and related warrants are subject to certain registration rights. Prior to amending the registration rights agreement in March 2013, the 2012 and 2013 Warrants contained a cashless exercise option (the “Penalty”). Despite the Penalty, the registration rights agreements did not include certain prescribed liquidating damage penalties in the event our Company failed to cause the related registration statement to be declared effective and consequently, the presumption under GAAP was that the common stock and related warrants may be settled in cash. Therefore the common stock was classified as redeemable common stock, outside of equity as of September 30, 2012. In addition, the 2012 and 2011 Warrants were also included in derivative liabilities as of September 30, 2012. On March 20, 2013, the Company amended its warrant and registration rights agreement whereby removing all terms that required net cash settlement. As of March 31, 2013, the 1,699,415 shares of common stock of $1,034,281 and related 2012 and 2013 warrants of $14,465,635 are classified as equity and are not reported as derivative liabilities.

5.	Convertible Preferred Stock

Series A Preferred Stock

At March 31, 2013 and September 30, 2012 we had 353 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding. The Series A Stock was originally issued to investors for $100 per share. The following summarizes the terms of the Series A preferred stock outstanding:

Face Value:  Each share of Series A Stock has a face and par value of $100 and $.001 per share, respectively.

Voluntary Conversion:  Each share of Series A Stock is convertible at the election of the holders at any time into approximately 20 shares of our common stock, subject to increase under the anti-dilution provisions under the Certificate of Designation and the Subscription Agreement upon the occurrence of events as defined therein.

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

Forced Conversion:  We have the right to force conversion of each share of Series A Stock into approximately 20 shares of common stock at any time provided our common stock has maintained a closing price of $15.00 per share for three consecutive trading days prior to conversion.

Voting Rights: Our Series A Stock has no voting rights.

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

At March 31, 2013 and September 30, 2012, the Series A preferred stock was convertible into 7,121 shares of our common stock at an effective price of $4.95 per share.

Series B Preferred Stock

Our Series B Convertible Preferred Stock (“Series B Stock”) automatically converted to common stock on January 19, 2013 as in accordance with the registration statement which states that six months from the date of the final closing, as defined in the related subscription agreement, each share of Series B will automatically convert into common stock. 10,165 outstanding shares of Series B Stock automatically converted into 1,694,167 common shares at an effective price of $600 per share.

At September 30, 2012 we had 10,165 shares of Series B convertible preferred stock (“Series B Stock”) outstanding that were issued to investors for $1,000 per share. The following summarizes the terms of the Series B Stock outstanding:

Face Value: Each share of Series B Stock has a face and par value of $1,000 and $0.001 per share, respectively.

Voluntary Conversion: Each share of Series B Stock is convertible at the election of the holders at any time into 167 shares of our common stock. Dividends: None.

Redemption: The Series B Stock is not required to be redeemed by our Company.

Liquidation Rights: Upon the occurrence of a liquidation event and after any payments to the holders of Series A Stock, the holders of Series B Stock will be repaid their full face value prior to the receipt of any other class of preferred or common stock.

Forced Conversion: Each share of Series B Stock shall automatically convert into common stock at the earlier of: 1) the effective date of registration of common shares into which Series B Stock is convertible; or 2) six months from the date of the final closing as defined in the related subscription agreement. The Series B Stock automatically converted to common stock on January 19, 2013 due to (2) above (the final closing date was July 19, 2012).

Voting Rights: Equal to the largest number of full shares of common stock into which the shares can be converted.

6.	Agreements for services, officer and Board of Directors’ compensation

In August 2012, we entered into one-year consulting agreements with Patrick Kolenik and Cary Sucoff (Messrs. Kolenik and Sucoff are members of our Company’s Board of Directors). The agreements call for the payment to Messrs. Kolenik and Sucoff of $5,000 each per month for their services to our Company. During the three and six months ended March 31, 2013, we recognized and paid expenses totaling $15,000 and $30,000, respectively, each in connection with these consulting agreements.

In November 2012 (the "Effective Date"), we entered into an Endorsement Agreement (the “Endorsement Agreement”) for the promotion of our products. The Endorsement Agreement has a term of fourteen months (the “Term”), unless extended as provided in the Endorsement Agreement. In connection with the Endorsement Agreement, we agreed to pay a nonrefundable advance totaling $3,750,000 (the “Advance”), of which $1,900,000 was paid in November 2012, with the remainder totaling $1,850,000 paid in January 2013. In addition to the Advance, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”). The Advance is not recoupable from incentive compensation payments. We also agreed to pay a per month royalty per active account (“Royalty”). The Royalty payments are a single digit percentage of the revenue per card. The Advance is recoupable from Royalty payments made under the Endorsement Agreement. Upon the expiration of the Endorsement Agreement, the endorser will be entitled to receive the Royalty payments, subject to the recoupment of the Advance, and the Incentive Compensation, in perpetuity. The entire balance of the Advance totaling $3,750,000 was charged to operations during the three months ended December 31, 2012. The amount of the royalty payments were immaterial at the end of the six months ended March 31, 2013 due to the timing of the start of this program and the number of accounts earned to date as a result of this endorsement.

Pursuant to the terms of the Endorsement Agreement, we issued the endorser warrants to purchase up to 133,334 shares of our common stock, as follows: 1) warrants to purchase 66,667 shares of our common stock vested upon the Effective Date, and 2) warrants to purchase another 66,667 shares of our common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price $7.05 per share. We also issued the endorser warrants to purchase up to an additional 133,333 shares of our common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $7.05 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Endorsement Agreement is extended, which is at the sole discretion of the endorser, the endorser will receive additional warrants to purchase 133,333 shares of our Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. We recognized $207,737 and $790,118 in expense related to the warrants issued to the endorser during the three and six months ended March 31, 2013.

Payments made in connection with the Advance, Incentive Compensation and Royalty will be recorded as an expense when incurred. Compensation expense related to the warrants, additional warrants, end of term warrants and extension warrants will be recognized based upon actual and expected vesting, of which an insignificant amount has been expensed for the six months ended March 31, 2013.

In connection with the Endorsement Agreement as of March 31, 2013, we made payments to two entities associated with a member of our Board of Directors, Jesse Itzler. Expenses related to these payments totaled $604,406 during the period.

During January 2013 (the "Effective Date"), we entered into a Promotion/Endorsement Agreement (the “P/E Agreement”) with a term of eighteen (18) months (the “Term”). In connection with the P/E Agreement, we agreed to pay a nonrefundable fee of two hundred and fifty thousand dollars payable in four equal installments, on predetermined dates over the Term. Additionally, we issued to the endorser warrants to purchase up to 250,000, of which an insignificant amount was expensed during the quarter. These warrants vest in equal monthly installments during the term, each exercisable at an exercise price $5.70 per share.

In addition to the fee, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”) and have issued to the endorser additional warrants to purchase our common stock. Should the number of accounts reach a specified level, the endorser will have the opportunity to earn additional warrants equal to five times the number of active accounts at the end of the Term. The Additional Warrant (“Additional Warrant”) is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $5.70 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. The amount of the warrants were immaterial at the end of the six months ended March 31, 2013 due to the timing of the start of our program and the number of accounts earned to date as a result of this endorsement.

In October 2012, our Company granted a five-year warrant to purchase up to 133,333 shares of common stock to Chris Leong, a member of our Board of Directors. The warrant vests monthly over a period of twelve months; has an exercise price of $10.35 per share; and includes a cashless exercise option. In November 2012, our Company granted warrants to purchase up to 333,333 shares of common stock to William Hernandez, our Company’s President and a member of our Board of Directors (as of January 2013). The warrants vest over a period of three years; have an exercise price of $6.75 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $2,960,000 of which $494,667 and $634,667 was recognized as a noncash charge to personnel related expense during the three and six months ended March 31, 2013, respectively.

In February 2013, our Company granted warrants to purchase up to 200,000 shares of common stock to Kim Petry, our Company’s CFO. The warrants vest over a period of three years; have an exercise price of $5.85 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $1,110,000 of which $32,563 was recognized as a noncash charge to personnel related expense during the three months ended March 31, 2013.

7.	Stockholders’ equity

As mentioned in Note 1 the Company effected a reverse stock split of all outstanding shares of common stock, warrants and options, which became effective on April 25, 2013. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three and six month periods ended March 31, 2013 and 2012, respectively and the balance sheet at September 30, 2012.

Stock options

On January 8, 2013, our Board of Directors approved the adoption of the SpendSmart Payments Company 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan (as approved by the Board of Directors but subject to future shareholder approval solicited by a Proxy Statement filed in January 2013) shall not exceed in the aggregate 3,000,000 shares of the common stock of our Company. On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Payments Company 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of our Company. We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company. Upon shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

Through March 31, 2013, we have outstanding and vested a total of 1,941,111 and 1,104,975, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from April 2013 to November 2017.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 420,000 and 630,000 shares of our common stock during the three and six months ended March 31, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $10.35 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 200,000 shares at $5.85 to our CFO. Our Company issued warrants to purchase up to 1,003,000 shares of our common stock during the three and six months ended March 31, 2012, including five-year warrants to purchase up to 166,667 shares (exercise price of $7.65 per share) to Mr. Blech, five-year warrants to purchase up to 666,667 (exercise price $6.00 per share) to Mr. Desantis, and five year warrants to purchase up to 3,000,000 (exercise price $6.60 per share) to Mr. Proto. Through March 31, 2013, we have issued warrants to purchase up to a total of 20,000 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property. Warrants to purchase 10,000 shares have been exercised to date, warrants to purchase up to 179,332 shares of common stock have expired and warrants to purchase up to 256,333 shares of common stock have been cancelled. Warrants to purchase up to 3,945,992 shares of common stock remain outstanding at March 31, 2013, of which 2,395,999 have vested.

Through March 31, 2013, we have also issued warrants to purchase up to 5,123,227 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 4,700,508 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at March 31, 2013 are as follows:

Outstanding	Weighted Average Exercise Price	Vested	Expiration Fiscal Period
19,667	9.30	19,667	3rd Qtr, 2013
164,748	6.45	164,748	1st Qtr, 2014
34,444	8.55	34,444	2nd Qtr, 2014
60,667	9.60	60,667	3rd Qtr, 2014
78,333	7.65	78,333	4th Qtr, 2014
91,773	7.50	91,773	1st Qtr, 2015
78,100	7.80	78,100	2nd Qtr, 2015
10,600	10.05	10,600	3rd Qtr, 2015
90,585	6.60	90,585	4th Qtr, 2015
697,437	8.10	697,437	1st Qtr, 2016
736,133	7.20	725,021	2nd Qtr, 2016
961,033	6.45	961,033	3rd Qtr, 2016
1,533,403	6.75	986,168	4th Qtr, 2016
697,996	7.95	603,612	1st Qtr, 2017
859,750	6.15	445,243	2nd Qtr, 2017
1,273,600	7.80	1,247,493	3rd Qtr, 2017
1,516,292	6.75	921,961	4th Qtr, 2017
1,261,049	7.95	857,476	1st Qtr, 2018
210,000	5.85	54,440	2nd Qtr, 2018
17,778	7.05	123,787	1st Qtr, 2023
10,393,338		8,252,588

Stock-based compensation

During the three and six months ended March 31, 2013, we recognized stock-based compensation expense totaling $3,200,183 and $7,716,861, respectively in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the six months ended March 31, 2013:

Expected life (in years)	3.57 years
Weighted average volatility	205.38%
Forfeiture rate	6.92%
Risk-free interest rate	.67%
Expected dividend rate	- %

At March 31, 2013, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $7.00 per share while the corresponding weighted average remaining contractual period was approximately 45 months. As of March 31, 2013, $15,257,998 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through February 2016.

8.	Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $56,027,000 and $22,579,000, as of March 31, 2013 ($31,000,000 and $12,885,000 as of September 30, 2012). We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the SpendSmart-CA acquisition and the future expiration of the NOL. These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized. As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL will likely expire unused.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, The SpendSmart Payments Company, a California Corporation (“SpendSmart-CA”). Our Company purchased SpendSmart-CA on October 16, 2007. We have no other operations than those of SpendSmart-CA. We are a Colorado corporation and operate in one business segment.

Results of Operations

Revenues

Our Company had total revenues of $298,686 and $546,182 for the three and six months ended March 31, 2013 ($282,339 and $517,515, for the three and six months ended March 31, 2012, respectively). Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues. We continue to not charge our cardholders for new card initiation fees. We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Selling and marketing expenses

Selling and marketing expenses totaled $323,677 and $4,978,625 for the three and six months ended March 31, 2013 ($303,884, and $1,796,362 for the three and six months ended March 31, 2012). This amounted to an increase of $19,793 and $3,182,265, respectively, from fiscal 2012 to fiscal 2013 (6.5% and 171.6%, respectively). The following is a detail of the significant components of selling and marketing expenses for those periods.

Selling and marketing expense Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Marketing consulting	$154,767	$261,257	$113,052	$332,434	$41,715	$(71,177)	36.9%	(21.4)%
Public relations	58,425	97,070	28,795	63,718	29,630	33,352	102.9%	52.3%
Direct marketing	15,351	46,036	106,029	1,244,405	(90,678)	(1,198,369	(85.5)%	(96.3)%
Marketing programs	72,358	4,550,788	49,869	120,963	22,489	(4,429,824)	(45.1)%	3662.1%
Market research	22,776	23,474	6,139	34,842	16,637	(11,366)	271.0%	(32.6)%

	$323,677	$4,978,625	$303,884	$1,796,362	$19,793	$3,182,265	6.5%	171.6%

Increases in marketing consulting in the most recent quarter over the prior year’s corresponding quarter’s totals were due to increased expenditures for marketing agencies in the current year. Our levels of direct marketing were substantially reduced in the current quarter while we focused more on our account engagement (e.g. revenue per card) and our shift in focus to an endorser-based marketing model. Marketing programs in the current year included the recognition of $62,500 in expense in connection with payment made and in connection with a new endorsement agreement signed in January 2013 with Scooter Braun Projects LLC. Marketing programs in the current year included the recognition of $3,750,000 in expense in connection with payment made in connection with a new endorsement agreement signed in November 2012.

Personnel related expenses

Personnel related expenses totaled $4,070,580 and $9,482,937 for the three and six months ended March 31, 2013, respectively. This amounted to an increase of $1,821,085 and $5,278,314, respectively, from fiscal 2012 to fiscal 2013 (81.0% and 125.5%, respectively). More significant components of these expenses for the three and six months ended March 31, 2013 and 2012 were as follows.

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Salaries and wages	$459,161	$880,060	$376,626	$870,306	$82,535	$9,754	21.9%	1.1%
Stock based compensation	3,200,183	7,716,861	1,728,558	3,084,491	1,471,625	4,632,370	85.1%	150.2%
Consulting and outside services	118,301	228,165	68,911	103,111	49,390	125,054	71.7%	121.3%

Other	292,935	657,851	75,400	146,715	217,535	511,136	288.5%	348.4%
	$4,070,580	$9,482,937	$2,249,495	$4,204,623	$1,821,085	$5,278,314	81%	125.5%

Overall increases in personnel related expenses reflected the addition of employees and consultants over the prior fiscal year, including a new President and Controller as well as provisions for bonuses accrued during the quarter. Stock based compensation was significantly higher due to option and warrant grants made to directors, executive officers and endorsers in the most recently completed quarter ( and in prior periods that vested in the current quarter). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing Expenses Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Card processing	$106,662	$136,044	$102,213	$192,533	$(4,449)	$(56,484)	(4.4)%	(29.3)%
Fraud losses	1,233	5,402	11,285	43,475	(10,052)	(38,073)	(89.1)%	(87.6)%
Account initiation	2	384	3,897	106,481	(3,895)	(106,097)	(99.9)%	(99.6)%
Card creation	16,120	29,996	11,481	148,203	4,639	(118,207)	40.4%	(79.8)%
Account holder communications	12,361	24,027	13,551	31,207	(1,190)	(7,180)	(8.8)%	(23.0)%
Merchant credit card fees	67,851	145,925	91,605	178,498	(23,754)	(32,573)	(25.9)%	(18.2)%
Contracted software development	302,547	488,545	264,344	528,458	38,203	(39,913)	14.5%	(7.6)%
Customer service	34,867	82,699	70,938	180,356	(36,071)	(97,657)	(50.8)%	(54.1)%

Other	13,179	29,149	8,626	79,856	4,553	(50,707)	(52.8)%	(63.5)%

	$554,822	$942,176	$577,940	$1,489,067	$(23,118)	$(546,891)	4.0%	222.9%

Decreases in processing expenses were the result of a decrease in our account holder base compared to the comparable quarter in fiscal 2012 as well as more favorable rates with our new processor. Our plan is to continue to reduce such costs on a per account basis over time. Contracted software development expenses decreased compared to the prior fiscal year due to expenses incurred in fiscal 2012 in connection with the completed transition to our new card processor. Card creation and account initiation expenses were down significantly year to date due to our change in processors and the related cost structure negotiated. Customer service costs were reduced due to our bringing much of the customer service function in house (with the related personnel expense included in salaries and wages above).

General and administrative expenses

General and administrative expenses totaled $459,102 and $773,748 for the three and six months ended March 31, 2013, respectively ($386,933 and $620,948 for the three and six months, respectively, ended March 31, 2012). This resulted in an increase of $72,169 and $152,800, respectively and corresponding percentage increase of 18.7% and 24.6% for corresponding periods from fiscal 2012 to 2013. The following is a detail of the significant components of processing expenses for the respective periods.

General and Administrative Expenses Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Accounting	$13,821	$69,245	$10,250	$54,993	$3,571	$14,252	34.8%	25.9%
Insurance	46,475	64,356	16,836	33,832	29,639	30,524	176.0%	90.2%
Investor relations	70,372	103,523	26,419	54,590	43,953	48,933	166.4%	89.6%
Investor relations consulting	18,000	18,000	183,198	233,196	(165,198)	(215,196)	(90.2)%	(92.3)%
Legal fees - general counsel	117,581	216,350	68,270	94,839	49,311	121,511	72.2%	128.1%
Rent	14,517	35,111	8,325	16,650	6,192	18,461	74.4%	110.9%
Travel and lodging	38,016	74,975	25,803	43,336	12,213	31,639	47.3%	73.0%
Seminars	1,796	7,088	18,420	21,842	(16,624)	(14,754)	(90.2)%	(67.5)%
Telecommunications	20,166	41,484	13,191	24,903	6,975	16,581	52.9%	66.6%

Other	118,358	143,616	16,221	42,767	102,137	100,849	(629.7)%	235.8%

	$459,102	$773,748	$386,933	$620,948	$72,169	$152,800	18.7%	24.6%

Total operating expenses

Total operating expenses for the three and six months ended March 31, 2013 were $5,408,181 and $16,177,486, respectively ($3,518,252 and $8,111,000 for the three and six months ended March 31, 2012). The increase in operating expenses of $1,889,929 and $8,066,486, respectively (53.7% and 99.5%, respectively, in percentage terms) over the previous comparable period’s level was noted previously throughout above. Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $7,716,861 and $3,084,489 for the six months ended March 31, 2013 and 2012, respectively.

Non-operating Income and Expense

We recognized a loss from the change in the fair value of derivative liabilities of $319,044 and a gain of $9,068,880 for the three and six months ended March 31, 2013, respectively, compared to $73,146 and $178,813 for the comparable periods in fiscal 2012.

For the three and six months ended March 31, 2013, interest income totaled $1,131 and $2,176, respectively ($1,161 and $2,611, respectively for fiscal 2012), while we incurred no interest expense in either period (both 2013 and 2012).

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2013, our net loss totaled $5,427,409 and $6,560,248, respectively ($3,161,606 and $7,412,061 for the three and six months ended March 31, 2012, respectively). Our basic and diluted net loss per share was $0.70 and $.92 for the three months ended March 31, 2013 (a loss of $.49 and $1.25 per share for the three and six months ended March 31, 2012, respectively). Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable. At March 31, 2013, our total assets were $2,771,058, while we had working capital of $935,613. Total liabilities were $1,823,295 (all of which were current) and our stockholders’ equity totaled $947,763.

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

Our cash and cash equivalents balance at March 31, 2013 totaled $2,454,245. During the six months ended March 31, 2013, positive cash flows resulted from the sale of unregistered common stock and warrants to purchase common stock described above, offset by negative cash flows from operating activities totaling $7,930,858.

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

Going Concern

As noted above (and by our independent registered public accounting firm in its report on our consolidated financial statements as of and for the year ended September 30, 2012), there exists substantial doubt about our ability to continue as a going concern for twelve months after the date of these financial statements. Our unaudited condensed consolidated financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

•	In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.

•	We consult with experts in the area of accounting for financial instruments in the event that any transactions related to the classification and reporting of financial instruments take place. Although no such transactions that were materially different from previously reported transactions took place in the most recently completed quarter, our newly established internal control procedures require that we obtain opinion of such experts prior to entering into such transactions.

•	In December of 2012, we hired a President and Chief Operating Officer with extensive industry experience.

•	In February of 2013, we hired a Chief Financial Officer with extensive industry experience.

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

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY OVERALL AND HAVE ONLY RECENTLY EMBARKED ON OUR CURRENT CORPORATE FOCUS OF PROVIDING ONLINE PAYMENT SOLUTIONS.

We completed our acquisition of BillMyParents, Inc. a California corporation (“BillMyParents-CA”) on October 16, 2007. BillMyParents-CA was formed in April 2007 to pursue opportunities in the gift card industry. We subsequently refocused our efforts on providing prepaid cards for young people and their parents. In March 2013, the Company changed its name to SpendSmart Payments Company, Inc. and BillMyParents-CA changed its name to The SpendSmart Payments Company. We do not currently have an adequate level of operating revenues that would support profitable operations and we have a limited operating history. Because we have a limited operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company. Furthermore, our revised business focus is centered on our SpendSmart product and has been ongoing only since 2009. We have limited experience as to whether the Company will be popular with consumers. Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future. Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results. We have incurred significant costs in building, launching and marketing our SpendSmart Product. In addition, we have signed an agreement with an endorser that requires the expenditure of significant capital resources, including advances totaling close to $4 million. On November 30, and December 10, 2012 we closed on a private equity transactions whereby we raised $2,580,500 and $2,286,000, respectively, in net proceeds after deducting fees and expenses, however we will still require additional funding in order to operate our business. If we fail to achieve sufficient revenues and gross margin with our SpendSmart Product, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

THE CURRENT BANK THAT ISSUES OUR CARDS WILL NOT ISSUE CARDS THAT ARE RELATED TO CELEBRITY ENDORSEMENTS. WE HAVE ENTERED INTO AN AGREEMENT WITH ANOTHER BANKING INSTITUTION THAT WILL ISSUE OUR CARDS THAT RELATE TO CELEBRITY ENDORSEMENTS.

A current bank that issues our BMP cards will not issue pre-paid cards that relate to any celebrity endorsements. We have entered into an agreement with another banking institution that will issue our SpendSmart cards that are affiliated with celebrity endorsements. The current bank will continue to issue BMP cards, while the new bank will issue our SpendSmart cards.

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

WE HAVE LIMITED RESOURCES TO DEVELOP OUR PRODUCT OFFERINGS.

Our ability to successfully access the capital markets at the same time that our Company has required funding for the development and marketing of our product offerings is challenging. This has caused and will likely continue to cause us to restrict funding of the development of our products and to favor the development of one product offering over the other based on their relative estimated potentials for commercial success as evaluated by our management. We will require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our current focus is on our SpendSmart Cards. The failure of our SpendSmart Cards to be commercially successful would substantially harm our business and results of operations. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations. Furthermore, in the future we may determine that it is in the best interest of our Company to severely curtail, license, jointly develop with a third party or sell one of our product offerings, which may be on terms which limit the revenue potential of the product offering to our Company.

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

WE RELY ON OUR BANK ISSUERS TO ISSUE Spendsmart CARDS AND THIRD-PARTY CREDIT CARD MERCHANT PROCESSORS TO ALLOW OUR CUSTOMERS TO LOAD BALANCES ON THEIR SPENDSMART AND BMP CARDS AND THESE THIRD PARTIES COULD VIEW OUR PRE-PAID SPENDSMART AND BMP CARDS AND LIMITED FINANCIAL RESOURCES AS OVERLY RISKY.

BMP and SpendSmart Cards are issued by our bank issuers who are essential to our ability to market our products. Additionally, most of our customers load balances on their BMP and SpendSmart cards with a credit card. We are dependent on our bank issuers in order to market BMP and SpendSmart cards. Should one or more of our bank issuers judge our financial resources inadequate, it/they could terminate its/their relationship(s) with us, and we could no longer issue or service cards issued by that bank. This would require us to incur large expenses to obtain a new bank issuer(s), if obtaining such issuer were even possible.

We are also dependent on third party credit card merchant processors to allow our customers to load these balances on their BMP and SpendSmart cards. Many credit card merchant processors view the prepaid card industry which we operate in as high risk from a fraud and financial standpoint. While we take steps to reduce fraud in our business, our limited financial resources can be viewed as too risky by credit card merchant processors and cause them not to want to do business with us, or discontinue doing business with us. Since most of our customers load balances on their BMP and SpendSmart cards with a credit card, any interruption in our ability to obtain these services or comparable quality replacements, would severely harm our business and results of operations.

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

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY SURROUNDING OUR SPENDSMART AND BMP CARDS IS UNCERTAIN.

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

OUR COMPANY IS ECONOMICALLY SENSITIVE TO GENERAL ECONOMIC CONDITIONS, INCLUDING CONTINUED WEAKENING OF THE ECONOMY; THEREFORE A REDUCTION IN CONSUMER PURCHASES OF DISCRETIONARY ITEMS COULD CONSEQUENTLY MATERIALLY IMPACT OUR COMPANY’S FUTURE REVENUES FROM SPENDSMART AND BMP CARDS FOR THE WORSE.

Consumer purchases are subject to cyclical variations, recessions in the general economy and the future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the success of our BMP and SpendSmart Cards.

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

OUR NET OPERATING LOSS (“NOL”) CARRY-FORWARD IS LIMITED.

We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL. This gives rise to uncertainty as to whether the net deferred tax asset is realizable. Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, it is likely that given our acquisition of The SpendSmart Payments Company-CA, future utilization of the NOL will be severely limited. Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

The SpendSmart Payments Company, a Colorado corporation

By:	/s/ WILLIAM HERNANDEZ
William Hernandez, President

May 17, 2013

By:	/s/ KIM PETRY
Kim Petry, Chief Financial Officer

May 17, 2013

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report

