Form 10-K/A
period 2012-09-30
SpendSmart Payments Co
filed 2013-10-07
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-27145

THE SPENDSMART PAYMENTS COMPANY

(Exact Name of Registrant as Specified in its Charter)

Colorado	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2680 Berkshire Parkway, Suite 130
Des Moines Iowa	50325
(Address and of principal executive offices)	(Zip Code)

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

At October 1, 2013, there were 10,356,423 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to 10-K/A

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the years ended September 30, 2012 and 2011, which was originally filed with the Securities and Exchange Commission on December 26, 2012 (the “Original 10-K”). This Amendment is being filed mainly to include restated financial statements as described in Note 1, “Restatement of previously issued financial statements”, of the Notes to the Consolidated Statements. The consolidated statements are being restated to correct accounting errors as follows:

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change reduces the derivative liabilities and stock based compensation as of and for the fiscal years ended September 30, 2012 and 2011 and the interim periods within.

As part of the restatement process, the Company also corrected its roll-forward tables with respect to the high and low bid prices per share of our common stock included in Item 5 of this Form 10-K/A and the number of options and warrants outstanding at September 30, 2012 and 2011. The financial effects of correcting these tables were not significant, however were included as part of the restatement.

In addition, the Company had previously concluded that they did not maintain effective controls over financial reporting relating to the classification and reporting of financial instruments and consequently that deficiency represented a material weakness over financial reporting as of September 30, 2012. The aforementioned error constitutes an additional deficiency and therefore the Company’s assessment of internal control over financial reporting as of September 30, 2012 has not changed.

The following sections of this Form 10-K/A have been amended to reflect the restatement:

Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Result of Operations

Part II - Item 8 - Financial Statements and Notes to the Consolidated Financial Statements

Part II - Item 9A - Controls and Procedures

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Filing of the Original 10-K.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

THE SPENDSMART PAYMENTS COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

FORWARD LOOKING STATEMENTS

In addition to historical information, this Amended Annual Report on Form 10-K/A may contain statements relating to future results of The SpendSmart Payments Company (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

Item 1 - Business

As used in this annual report, the terms “we”, “us”, “our”, “The SpendSmart Payments Company”, and the “Company” means The SpendSmart Payments Company, a Colorado corporation, its wholly-owned subsidiary The SpendSmart Payments Company, a California corporation or their management.

Current Business

The SpendSmart Payments Company® (“SSPC”) provides a simple, low-cost and convenient money management solution to young people under the supervision and guidance of a responsible adult. Our product is designed to enable parents (and other responsible adults, henceforth collectively referred to as parents) and young people to collaborate toward the goal of responsible spending. SSPC markets a prepaid card with special features aimed at young people and their parents.

Market Overview and Business Model

We believe there is a compelling opportunity available to our Company to address a pressing need young people have for responsible management of their finances while giving parents visibility over such activity. Prepaid reloadable cards (“SSPC Cards”) are similar to financial institution debit cards, without the need for a related account and potential credit risks. SSPC Cards offer significant advantages over cash and/or the use by young people of their parent’s credit or debit card. For a comparatively small cost, SSPC Cards offer what we believe are compelling features for young people and adults alike. Included among the features of our SSPC Cards are:

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

We believe the SSPC Card is an excellent option allowing young people to be exposed to the financial world at an early age. Teaching young people how to spend within a stipulated budget, SSPC Cards are accepted anywhere MasterCard™ is accepted. Under existing legislation, cardholders are required to be 21 years old to be eligible for a regular credit card (if the parent does not guarantee the balance). SSPC Cards allow young people 13 years and older to have the card in their own name without credit implications for a parent. SSPC Card cardholders have other convenient options including the reloading of cards through direct deposit or automated fund transfer if desired.

Strategy

We plan to continue to introduce new features to our product offerings that we hope will cause the public to associate SSPC with responsible youth spending. We plan to make potential consumers aware of SSPC through marketing with endorsements from well-known personalities as well as (in the future) joint promotional opportunities with providers of consumer products and services.

On November 20, 2012, we entered into an endorsement agreement (the “Agreement”) for the promotion of our products. In connection with the Agreement, which is for a term of fourteen months (unless extended as provided in the Agreement), we agreed to pay a non-refundable advance totaling $3,750,000 (the “Advance”) of which $1,900,000 was paid on November 21, 2012 with the remainder of $1,850,000 due by January 2, 2013.  In addition to the Advance, we have agreed to pay monthly incentive compensation and royalty payments per active account.  The Advance is not recoupable from incentive compensation payments and is recoupable from royalty payments made under the Agreement.  Upon the expiration of the Agreement, the endorser will be entitled to receive the royalty payments, subject to recoupment of the Advance, and the incentive compensation, in perpetuity.  In addition, the endorser may become entitled to warrants if the Agreement is extended and at the end of the term of the Agreement.  The payments and warrants described herein are described in further detail in Note 12 to the financial statements contained in Item 8 below.

The current bank that issues our SSPC cards will not issue pre-paid cards that relate to any celebrity endorsements. We have entered into a letter of intent with another banking institution that will issue our SSPC cards that are affiliated with celebrity endorsements. There can be no assurance that we will enter into a final agreement with such bank or come to an agreement on financial terms that allows us to operate profitably. While we anticipate entering into a final agreement with satisfactory financial terms with the bank in the near future, there is no guarantee that we will be successful in doing so and may need to seek a relationship with another bank. If we are unable to enter into an agreement with another bank that will issue our cards relating to celebrity endorsements, such inability will materially impact our business.

Financial Model

Revenues from SSPC are derived from fees from cardholders for various services we provide and fees we receive from merchants when our cards are used. The direct costs incurred by us in connection with SSPC include discounts and per transaction charges from merchant credit card companies and amounts paid to our processing partner for card issuance and transaction costs.

We continue to extensively employ outside consultants for the build out and ongoing maintenance of the platform and payment system, as well as for marketing, design, business development and other general and administrative functions of our Company. While we intend to restrict the number of new employees we add to our Company’s workforce, we believe that new personnel will be necessary in the future in the areas of project management, software programming, operations, accounting (in October 2012 we added a new Controller position, in November 2012 a new President, and in February 2013 a new CFO (to replace outgoing CFO Jonathan Shultz) and administration.

Barriers to Entry

Our Company has applied for patents in connection with SSPC and its related uses and planned future features, one of which was recently issued. We believe that the business processes in connection with SSPC are original to our Company; however we may discover that others have patent claims of which we are currently unaware. Should we be successful in obtaining the grant of the patents under application and should we be successful in countering any challenges to their validity that might emerge, the lifetime of the granted patents would be twenty years. Should the patent applications in question be approved, it could give us a cost advantage from the license fees that future potential competitors would be required to pay as well as revenues from said license fees. There can be no assurance however that we will be successful in receiving such a patent or successful in countering any challenges thereto.

In addition, we are compliant with the Children’s Online Privacy Protection Act (COPPA). The primary goal of COPPA is to place parents in control over what information is collected from their young children online. COPPA applies to operators of commercial websites and online services directed to children under 13, such as our service, that collect, use, or disclose personal information from children, and operators of general audience websites or online services with actual knowledge that they are collecting, using, or disclosing personal information from children under 13. We are a certified licensee of the TRUSTe® Children’s Privacy Program, which has been approved by the Federal Trade Commission as an authorized safe harbor under the Children’s Online Privacy Protection Rule.

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

American ExpressTM is a worldwide leader in the credit card and financial services industry whose credit cards account for a significant percentage of the total volume of credit card transactions in the United States. American ExpressTM has a product named PASS which is a prepaid reloadable card that “parents give to teens.” PASS has many of the features we offer and intend to offer with our SSPC Card and American ExpressTM has devoted substantial resources to publicize this youth oriented payment option. We believe that PASS has drawbacks not found in SSPC Cards, nevertheless American ExpressTM is a world recognized brand with substantial marketing capabilities that is likely to provide formidable competition for our Company.

PayPalTM is a pioneer provider of alternatives to credit card use for Internet and other purchases. PayPalTM facilitates transactions between online buyers and sellers and first became popular for commerce interactions over online auction sites such as eBay (eBay purchased PayPalTM in 2002). Users of PayPalTM establish accounts that are funded by the customer, either through the customer’s credit card or a bank account. Upon establishment of the account, a customer can designate that online payments be charged against his PayPalTM account balance. PayPalTM has announced its intention to service the youth payment market through initiatives that would allow owners of PayPalTM accounts to establish allowance accounts for others (e.g. children) that the parents can fund as desired. PayPalTM could potentially present a strong challenge to the SSPC program given its substantial name recognition and financial strength.

We are also aware of other prepaid card providers that have products that seek to facilitate online commerce through added features aimed at both merchants and consumers. There are several prepaid card providers that specifically target youth in their product offerings (e.g. MYPLASH, and PAYjr). Similar to the SSPC Card, these prepaid cards represent a way for parents to be linked to their children’s accounts.

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

On October 16, 2007, we sold the VOS Subsidiary and acquired BillMyParents-CA (at the time both our Colorado parent and California subsidiary were named IdeaEdge, Inc.). On May 1, 2009, our Company changed our name from IdeaEdge, Inc. to Socialwise, Inc., and our stock traded under the symbol “SCLW.OB”. On May 25, 2011, we changed our name to BillMyParents, Inc. and beginning June 13, 2011, our stock traded under the symbol “BMPI.OB.” On February, 15, 2013, we changed our name to The SpendSmart Payments Company and beginning February 28, 2013, our stock traded under the symbol “SSPC.OB.”

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

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY OVERALL AND HAVE ONLY RECENTLY EMBARKED ON OUR CURRENT CORPORATE FOCUS OF PROVIDING ONLINE PAYMENT SOLUTIONS.

We completed our acquisition of BillMyParents-CA on October 16, 2007. BillMyParents-CA was formed in April 2007 to pursue opportunities in the gift card industry. We subsequently refocused our efforts on providing prepaid cards for young people and their parents. We do not currently have an adequate level of operating revenues that would support profitable operations and we have a limited operating history. Because we have a limited operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company. Furthermore, our revised business focus centered on SSPC has been ongoing only since 2009. We have limited experience as to whether SSPC will be popular with consumers. Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future. Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results. We have incurred significant costs in building, launching and marketing our SSPC Product. In addition, we have signed an agreement with an endorser that requires the expenditure of significant capital resources, including advances totaling close to $4 million. On November 30, 2012 we closed on a private equity transaction whereby we raised $2,580,500 in net proceeds after deducting fees and expenses, however we will still require additional funding in order to operate our business. If we fail to achieve sufficient revenues and gross margin with our SSPC Product, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

THE CURRENT BANK THAT ISSUES OUR CARDS WILL NOT ISSUE CARDS THAT ARE RELATED TO CELEBRITY ENDORSEMENTS. WE HAVE ENTERED INTO A LETTER OF INTENT WITH ANOTHER BANKING INSTITUTION THAT WILL ISSUE OUR CARDS THAT RELATE TO CELEBRITY ENDORSEMENTS, BUT THERE IS NO GUARANTEE THAT WE WILL COME TO TERMS ON A FINAL AGREEMENT.

The current bank that issues our SSPC cards will not issue pre-paid cards that relate to any celebrity endorsements. We have entered into a letter of intent with another banking institution that will issue our SSPC cards that are affiliated with celebrity endorsements. There can be no assurance that we will enter into a final agreement with such bank or come to an agreement on financial terms that allows us to operate profitably. While we anticipate entering into a final agreement with satisfactory financial terms with the bank in the near future, there is no guarantee that we will be successful in doing so and may need to seek a relationship with another bank. If we are unable to enter into an agreement with another bank that will issue our cards relating to celebrity endorsements, such inability will materially impact our business.

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

WE HAVE LIMITED RESOURCES TO DEVELOP OUR PRODUCT OFFERINGS.

Our ability to successfully access the capital markets at the same time that our Company has required funding for the development and marketing of our product offerings is challenging. This has caused and will likely continue to cause us to restrict funding of the development of our products and to favor the development of one product offering over the other based on their relative estimated potentials for commercial success as evaluated by our management. We will require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our current focus is on our SSPC Cards. The failure of our SSPC Cards to be commercially successful would substantially harm our business and results of operations. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations. Furthermore, in the future we may determine that it is in the best interest of our Company to severely curtail, license, jointly develop with a third party or sell one of our product offerings, which may be on terms which limit the revenue potential of the product offering to our Company.

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

WE RELY ON OUR BANK ISSUERS TO ISSUE SSPC CARDS AND THIRD-PARTY CREDIT CARD MERCHANT PROCESSORS TO ALLOW OUR CUSTOMERS TO LOAD BALANCES ON THEIR SSPC CARDS AND THESE THIRD PARTIES COULD VIEW OUR PRE-PAID SSPC CARD AND LIMITED FINANCIAL RESOURCES AS OVERLY RISKY.

SSPC Cards are issued by our bank issuers who are essential to our ability to market our products. Additionally, most of our customers load balances on their SSPC cards with a credit card. We are dependent on our bank issuers in order to market SSPC cards. Should one or more of our bank issuers judge our financial resources inadequate, it/they could terminate its/their relationship(s) with us, and we could no longer issue or service cards issued by that bank. This would require us to incur large expenses to obtain a new bank issuer(s), if obtaining such issuer were even possible.

We are also dependent on third party credit card merchant processors to allow our customers to load these balances on their SSPC cards. Many credit card merchant processors view the prepaid card industry which we operate in as high risk from a fraud and financial standpoint. While we take steps to reduce fraud in our business, our limited financial resources can be viewed as too risky by credit card merchant processors and cause them not to want to do business with us, or discontinue doing business with us. Since most of our customers load balances on their SSPC cards with a credit card, any interruption in our ability to obtain these services or comparable quality replacements, would severely harm our business and results of operations.

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

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY SURROUNDING OUR SSPC CARDS IS UNCERTAIN.

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

OUR COMPANY IS ECONOMICALLY SENSITIVE TO GENERAL ECONOMIC CONDITIONS, INCLUDING CONTINUED WEAKENING OF THE ECONOMY; THEREFORE A REDUCTION IN CONSUMER PURCHASES OF DISCRETIONARY ITEMS COULD CONSEQUENTLY MATERIALLY IMPACT OUR COMPANY’S FUTURE REVENUES FROM SSPC FOR THE WORSE.

Consumer purchases are subject to cyclical variations, recessions in the general economy and the future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic on social networking websites. Consumer purchases of discretionary items may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and the success of our SSPC Cards.

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

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

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

As long as the trading price of our common stock is below $5 per share, our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices as well as the regulatory disclosure requirements set forth above could increase the volatility of our share price, may limit investors’ ability to buy and sell our securities and have an adverse effect on the market price for our shares of common stock.

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

Item 2 –Properties

Our corporate offices were previously located at 6190 Cornerstone Court, Suite 216, San Diego California 92121, where we leased approximately 3,100 square feet of office space. The monthly rental payments for the facility were approximately $2,695 plus common area maintenance charges. We closed our San Diego offices on July 17, 2013. Our corporate offices are now located in Des Moines, IA, where we lease approximately 1,000 square feet of office space. The monthly payments for the facility is approximately $1,800, including common area maintenance charges. We believe our facilities are in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of any ultimate liability from such claims cannot be determined. However, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. Our Company is involved in a disagreement with our incumbent processor. We are currently involved in an arbitration proceeding with our former transaction processor and our arbitration hearing date is currently set for December 3, 2013.  In connection with the services provided under a processing agreement, the processor asserted that we are liable for previously unbilled services.  We are vigorously asserting our position and we currently estimate that we will prevail in the arbitration.  We have adequate reserves allocated in the event that we would be required to make any payments in connection with this matter. If we are judged liable for either a portion or all of the charges, or should we enter into a monetary settlement with the processor, such liability or settlement could materially affect our ability to execute our customer acquisition strategy by reducing the amount available for such activities by any amounts due to the processor or needed for related expenses.

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol “SSPC.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices per share of our common stock by the OTCQB for the periods indicated as reported on the OTCQB. On October 1, 2013, the closing price of our common stock as reported on the OTCQB was $2.00 per share.

For the year ended September 30, 2012	High	Low
Fourth Quarter	$13.50	$4.95
Third Quarter	7.95	3.15
Second Quarter	7.95	5.40
First Quarter	7.80	4.50

For the year ended September 30, 2011
Fourth Quarter	$8.40	$6.00
Third Quarter	7.65	5.25
Second Quarter	8.40	5.25
First Quarter	9.45	6.15

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

Holders of Record

As of October 1, 2013, 10,356,423 shares of our common stock were issued and outstanding, and held by approximately 2,000 stockholders.

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

On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Payments Company 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan has been approved by our shareholders. The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company. We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company. The table below sets forth information as of September 30, 2012 with respect to our 2007 Plan and 2011 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders (2007 Plan)	239,666	$13.00	27,000
Equity compensation plans subject to approval by shareholders (2011 Plan)	1,409,444	6.94	257,223

Total	1,649,110	$7.35	284,223

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this prospectus. See “FORWARD LOOKING STATEMENTS” paragraph above.

Restatement of Previously Issued Financial Statements

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and deriviative liabilities. The impact of the change is a reduction of the derivative liabilities and stock based compensation as of and for the fiscal years ended September 30, 2012 and 2011 and for the interim periods within.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, The SpendSmart Payments Company-CA. Our Company purchased The SpendSmart Payments Company-CA on October 16, 2007. We have no other operations than those of The SpendSmart Payments Company-CA.

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

	2012	2011	Change	% Change

Marketing consulting	$603,949	$1,454,645	$(850,696)	(58.5)%
Public relations	125,369	221,753	(96,384)	(43.5)%
Direct marketing	1,972,416	2,682,053	(709,637)	(26.5)%
Marketing programs	272,172	1,050,791	(778,619)	(74.1)%
Market research	44,646	11,273	33,373	296.0%
Other	7,172	25,479	(18,307)	(71.9)%

	$3,025,724	$5,445,994	$(2,420,270)	(44.4)%

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

Personnel related expenses

Personnel related expenses totaled $8,983,665 during the year ended September 30, 2012, ($4,942,808 for the year ended September 30, 2011). This amounted to an increase of $4,040,859 or an 81.8% increase from fiscal 2011 to fiscal 2012. More significant components of these expenses for the years ended September 30, 2012 and 2011 were as follows.

	2012	2011	Change	% Change

Salaries and wages	$2,341,563	$1,349,049	$992,514	73.6%
Stock based compensation	6,040,144	3,127,359	2,291,785	93.1%
Consulting and outside services	296,230	267,579	28,651	10.7%
Other	305,730	198,821	106,909	53.8%

	$8,983,667	$4,942,808	$4,040,859	81.8%

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

	2012	2011	Change	% Change

Card processing	$791,854	$115,186	$676,668	587.5%
Fraud losses	54,923	27,278	27,645	101.3%
Account initiation	127,532	127,811	(279)	(0.2)%
Card creation	371,484	188,049	183,435	97.5%
Account holder communications	56,441	15,471	40,970	264.8%
Merchant credit card fees	343,482	60,292	283,190	469.7%
Contracted software development	1,055,309	864,847	190,462	22.0%
Customer service	381,145	141,984	239,161	168.4%
Other	102,699	74,505	28,194	37.8%

	$3,284,869	$1,615,423	1,669,446	103.3%

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

	2012	2011	Change	% Change

Accounting	$66,981	$69,604	$(2,623)	(3.8)%
Insurance	68,417	55,709	12,708	22.8%
Investor relations	113,205	65,499	47,706	72.8%
Investor relations consulting	673,326	1,089,470	(416,144)	(38.2)%
Legal fees - general counsel	198,389	24,273	174,116	717.3%
Rent	45,103	31,172	13,931	44.7%
Travel and lodging	121,761	57,573	64,188	111.5%
Seminars	28,737	4,395	24,342	553.9%
Telecommunications	51,055	25,972	25,083	96.6%
Other	101,744	99,725	2,019	2.0%

	$1,468,718	$1,523,392	$(54,674)	(3.6)%

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

Total operating expenses

Total operating expenses for the year ended September 30, 2012 were $16,762,978 ($13,527,617 for the year ended September 30, 2011). The increase in operating expenses of $3,235,361 or 23.9% from the previous year’s level is noted throughout above. Included in the total operating expenses were noncash expenses totaling $12,138,963 and $4,550,977 for fiscal 2012 and fiscal 2011, respectively.

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

During the year ended September 30, 2012, we recognized a loss from the change in the fair value of derivative liabilities of $5,346,358 ($95,274 in fiscal 2011). These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration priveleges.

Net Loss and Net Loss per Share

For the year ended September 30, 2012, our net loss totaled $21,094,983 ($13,641,237 for the year ended September 30, 2011). Our basic and diluted net loss per share was $3.94 and $2.83 for the years ended September 30, 2012 and September 30, 2011, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity. At September 30, 2012, our total current assets were $5,769,400. Total current liabilities were $15,777,883 (all of which were current) and our stockholders’ deficiency totaled $19,677,135. Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants) totaling $14,345,625. These liabilities represent the fair value of the warrants . Any future settlement of these securities could result either: (1) upon their expiration unexercised; or (2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

From October 1, 2011 through November 21, 2011, we entered into subscription agreements with accredited investors pursuant to which we issued a total of 784,750 shares of our Common Stock, and five year warrants to purchase up to an additional 414,938 shares of our Common Stock at exercise prices ranging from $7.50 to $9.00 per share, in exchange for gross proceeds totaling $4,708,500. This financing transaction resulted in net proceeds to us of $4,173,643, after deducting fees and expenses.

From January 1, 2012 through July 19, 2012, we entered into subscription agreements with accredited investors pursuant to which we issued a total of 10,165 shares of our Series B Preferred Stock (convertible into 1,694,167 shares of our Common Stock), and five year warrants to purchase up to an additional 1,111,042 shares of our Common Stock at exercise prices ranging between $7.50 and $9.00 per share, in exchange for gross and net proceeds totaling approximately $10,165,000 and $9,218,580, respectively.

On November 30, 2012, we entered into subscription agreements (“Subscription Agreement”) with seven accredited investors pursuant to which we issued 486,667 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $6.00 per share (the “Offering”). Pursuant to the terms of the Offering, we issued five year warrants to purchase up to an additional 458,333 shares of our common stock in the aggregate, at an exercise price of $7.50 per share, to two investors, and five year warrants to purchase up to 7,083 shares of our common stock in the aggregate, at an exercise price of $9.00 per share, to five investors (collectively, the “Warrants”). The Offering resulted in net proceeds to us of approximately $2,580,500 after deducting fees and expenses totaling $339,500.

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

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the year ended September 30, 2012), there exists substantial doubt about our ability to continue as a going concern. Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this filing. If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

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

Item 8 – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The SpendSmart Payments Company

We have audited the accompanying consolidated balance sheets of The SpendSmart Payments Company (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The SpendSmart Payments Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at September 30, 2012. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Edison, New Jersey

October 4, 2013

THE SPENDSMART PAYMENTS COMPANY
Consolidated Balance Sheets
September 30, 2012 and 2011

	2012	2011
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$5,509,911	$1,386,402
Amounts on deposit with card processor	-	90,359
Amounts on deposit with or due from merchant processors	203,479	41,793
Prepaid insurance	56,010	53,042

Total current assets	5,769,400	1,571,596

Property and equipment, net of accumulated depreciation of $44,057 ($42,926 - 2011)	8,713	-
Other assets	5,700	5,052

	$5,783,813	$1,576,648

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$1,161,191	$1,456,366
Accrued and deferred personnel compensation	271,067	81,932
Derivative liabilities	14,345,625	1,289,520

Total current liabilities	15,777,883	2,827,818

Redeemable Common stock; $0.001 par value; 784,750 shares issued and outstanding	1,026,173	-
Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 10,165 shares issued and outstanding; liquidation preference of $10,165,000	8,656,892	-

Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 353 shares issued and outstanding (4,325 - 2011); liquidation preference of $35,300 ($432,500 - 2011)	-	4
Common stock; $0.001 par value; 300,000,000 shares authorized; 5,855,313
shares issued and outstanding (5,688,171 - 2011)	87,830	85,323
Additional paid-in capital	34,252,571	31,586,056
Accumulated deficit	(54,017,536)	(32,922,553)

Total stockholders’ deficiency	(19,677,135)	(1,251,170)

	$5,783,813	$1,576,648

See accompanying notes to consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY
Consolidated Statements of Operations
For the years ended September 30, 2012 and 2011

	2012	2011
	(restated)	(restated)
Revenues	$1,009,250	$104,030

Operating expenses:
Selling and marketing	3,025,724	5,445,994
Personnel related	8,983,667	4,942,808
Processing	3,284,869	1,615,423
General and administrative	1,468,718	1,523,392

Total operating expenses	16,762,978	13,527,617

Loss from operations	(15,753,728)	(13,423,587)

Nonoperating income (expense):
Interest expense	-	(133,379)
Interest income	5,103	11,003
Change in fair value of derivative liabilities	(5,346,358)	(95,274)

	(5,341,255)	(217,650)

Net loss and comprehensive net loss	(21,094,983)	(13,641,237)

Deemed dividend on preferred stock	(4,481,126)	-

Net loss and comprehensive net loss applicable to common shareholders	$(25,576,109)	$(13,641,237)

Basic and diluted net loss per share	$(3.94)	$(2.83)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	6,488,079	4,818,027

See accompanying notes to consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY

Consolidated Statements of Changes in Stockholders’ Deficiency and Redeemable Preferred and Common Stock (not classified as equity)

For the years ended September 30, 2012 and 2011

	Redeemable Series B Preferred Stock (not classified as equity)		Redeemable Common Stock (not classified as equity)		Series A Preferred Stock		Common Stock (classified as equity)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency

Balance at September 30, 2010	-	$-	-	$-	8,120	$8	3,517,086	$52,756	$17,731,817	$(19,281,316)	$(1,496,735)
Conversions of preferred stock to common stock	-	-	-	-	(3,795)	(4)	76,667	1,150	(1,146)	-	-
Issuance of common stock and warrants for cash, less issuance costs	-	-	-	-	-	-	1,764,558	26,469	9,320,949	-	9,347,418
Repurchase of common stock	-	-	-	-	-	-	(66,667)	(1,000)	(399,000)	-	(400,000)
Issuance of common stock for services	-	-	-	-	-	-	229,860	3,448	1,186,020	-	1,189,468
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	3,127,359	-	3,127,359
Issuance of common stock upon conversion of notes payable	-	-	-	-	-	-	166,667	2,500	620,057	-	622,557
Net loss	-	-	-	-	-	-	-	-	-	(13,641,237)	(13,641,237)

Balance at September 30, 2011 (restated)	-	-	-	-	4,325	4	5,688,171	85,323	31,586,056	(32,922,553)	(1,251,170)
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	10,165	9,219,461	784,750	4,173,643	-	-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	(5,043,695)	-	(3,147,470)	-	-	-	-	-	-	-
Conversions of preferred stock to common stock	-	-	-	-	(3,972)	(4)	80,253	1,204	(1,200)	-	-
Issuance of common stock for services	-	-	-	-	-	-	125,222	1,878	749,452	-	751,330
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	6,040,144	-	6,040,144
Preferred stock deemed dividend	-	4,481,126	-	-	-	-	-	-	(4,481,126)	-	(4,481,126)
Repurchase of common stock	-	-	-	-	-	-	(40,000)	(600)	(159,400)	-	(160,000)
Exercise of warrants to purchase common stock	-	-	-	-	-	-	1,667	25	(25)	-	-
Forfeiture of accrued compensation	-	-	-	-	-	-	-	-	37,252	-	37,252
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	481,418	-	481,418
Net loss	-	-	-	-	-	-	-	-	-	(21,094,983)	(21,094,983)

Balance at September 30, 2012 (restated)	10,165	8,656,892	784,750	1,026,173	353	$-	5,855,313	$87,830	$34,252,571	$(54,017,536)	$(19,677,135)

See accompanying notes to consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY
Consolidated Statements of Cash Flows
For the years ended September 30, 2012 and 2011
	2012	2011
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(21,094,983)	$(13,641,237)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	1,131	11,065
Stock based compensation	6,040,144	3,127,359
Issuance of common stock for services	751,330	1,189,468
Amortization and accretion of interest expense	-	127,811
Change in fair value of derivative liabilities	5,346,358	95,274
Changes in operating assets and liabilities:
Amounts on deposit with card processor	90,359	(85,518)
Prepaid insurance	(2,968)	39,000
Amounts on deposit with or due from merchant processors	(161,686)	(54,596)
Other assets	(648)	63,817
Accounts payable and accrued liabilities	(295,175)	1,172,040
Accrued and deferred personnel compensation	226,387	16,860

Cash flows from operating activities	(9,099,751)	(7,938,657)

Cash flows from investing activities:
Purchases of property and equipment	(9,844)	-

Cash flows from financing activities:
Net proceeds from issuance of preferred and common stock and warrants	13,393,104	9,347,418
Repurchase of common stock	(160,000)	(400,000)
Repayments of note payable	-	(352,720)

Cash flows from financing activities	13,233,104	8,594,698

Change in cash and cash equivalents during period	4,123,509	656,041

Cash and cash equivalents, beginning of period	1,386,402	730,361

Cash and cash equivalents, end of period	$5,509,911	$1,386,402

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$5,568

Noncash investing and financing transactions:
Forfeiture of accrued compensation	$37,252	$-
Reclassification of derivative liabilities	$481,418	$-
Conversion of convertible note payable	$-	$622,557

We had conversions of 3,972 shares of Series A preferred stock into 80,253 shares of common stock during the year ended September 30, 2012 (3,795 shares of Series A preferred stock into 76,667 shares of common stock during the year ended September 30, 2011).

See accompanying notes to consolidated financial statements

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

1.	Restatement of previously issued financial statements

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change has reduced the derivative liabilities and stock based compensation as of and for the fiscal years ended September 30, 2012 and 2011.

As part of the restatement process, the Company also corrected its roll-forward tables with respect to the high and low bid prices per share of our common stock included in Item 5 of this Form 10-K/A and the number of options and warrants outstanding at September 30, 2012 and 2011. The financial effects of correcting these tables were not significant, however were included as part of the restatement.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical consolidated financial statements previously included in the Annual Report:

Consolidated Balance Sheet

For the year ended September 30, 2011

	As Previously
	Reported on Form
	10-K	Adjustments	As Restated
Additional paid-in capital	$32,155,789	(569,733)	31,586,056
Accumulated deficit	$(33,492,286)	569,733	(32,922,553)

Consolidated Statement of Operations

For the year ended September 30, 2011

	As Previously
	Reported on Form
	10-K	Adjustments	As Restated
Personnel related	$5,512,541	(569,733)	4,942,808
Total operating expenses	$14,097,350	(569,733)	13,527,617
Loss from operations	$(13,993,320)	569,733	(13,423,587)

Net loss and comprehensive net loss	$(14,210,970)	569,733	(13,641,237)

Net loss and comprehensive net loss applicable to common shareholders	$(14,210,970)	569,733	(13,641,237)

Basic and diluted net loss per share	$(5.00)	2.17	(2.83)

Consolidated Statement of Cash Flows

For the year ended September 30, 2011

	As Previously
	Reported on Form
	10-K	Adjustments	As Restated
Net loss	$(14,210,970)	569,733	(13,641,237)
Stock based compensation	$3,697,092	(569,733)	3,127,359

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

Consolidated Balance Sheet

For the year ended September 30, 2012

	As Previously
	Reported on Form
	10-K	Adjustments	As Restated
Derivative liabilities	$19,346,754	(5,001,129)	14,345,625
Total current liabilities	$20,779,012	(5,001,129)	15,777,883
Redeemable Common stock	$789,569	236,604	1,026,173
Redeemable Series B convertible preferred stock	$8,368,048	288,844	8,656,892
Additional paid-in capital	$34,969,884	(717,313)	34,252,571
Accumulated deficit	$(59,210,530)	5,192,994	(54,017,536)
Total stockholders’ equity (deficiency)	$(24,152,816)	4,475,681	(19,677,135)

Consolidated Statement of Operations

For the year ended September 30, 2012

	As Previously
	Reported on Form
	10-K	Adjustments	As Restated
Personnel related	$11,201,002	(2,217,335)	8,983,667
Total operating expenses	$18,980,313	(2,217,335)	16,762,978
Loss from operations	$(17,971,063)	2,217,335	(15,753,728)
Change in fair value of derivative liabilities	$(7,752,284)	2,405,926	(5,346,358)

Net loss and comprehensive net loss	$(25,718,244)	4,623,261	(21,094,983)

Deemed dividend on preferred stock	$(6,550,881)	2,069,755	(4,481,126)

Net loss and comprehensive net loss applicable to common shareholders	$(32,269,125)	6,693,016	(25,576,109)

Basic and diluted net loss per share	$(5.00)	1.06	(3.94)

Consolidated Statement of Cash Flows

For the year ended September 30, 2012

	As Previously
	Reported on Form
	10-K	Adjustments	As Restated
Net loss	$(25,718,244)	4,623,261	(21,094,983)
Stock based compensation	$8,257,479	(2,217,335)	6,040,144
Change in fair value of derivative liabilities	$7,752,284	(2,405,926)	5,346,358

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

2.	Basis of Presentation and Going Concern

The SpendSmart Payments Company (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation. Through our subsidiary incorporated in the state of California, The SpendSmart Payments Company (“SpendSmart-CA”), we issue prepaid cards to young people and their parents. We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying consolidated financial statements include the accounts of our Company and The SpendSmart Payments Company-CA as of and through September 30, 2012. All intercompany amounts have been eliminated in consolidation.

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

The SpendSmart Payments Company

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

Stock Based Compensation

We account for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants. We use historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information.

Derivatives

We account for certain of our outstanding warrants issued in 2010 and 2012 (“2010 Warrants” and “2012 Warrants,” respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The 2012 Warrants were determined to be ineligible for equity classification due to certain share registration provisions which may result in future settlement obligations which require net cash settlement. These derivative liabilities which arose from the issuance of the 2010 and 2012 Warrants (less reductions in derivative liabilities outstanding and changes to the fair value of derivative liabilities) resulted in an ending balance of derivative liabilities of $14,345,625 and $1,289,520, as of September 30, 2012 and 2011, respectively. During the year ended September 30, 2012, we had reductions in derivative liabilities (with a corresponding increase in additional paid-in capital) totaling $481,418 due to the expiration of anti-dilution provisions for certain of the 2010 Warrants.

We recognized losses due to changes in the fair value of derivatives for the years ended September 30, 2012 and 2011 totaling $5,346,358 and $95,274, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

Net Loss per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Potentially dilutive securities totaling 636,081 and 2,754,789 shares at September 30, 2012 (146,725 and 359,772 shares at September 30, 2011) were excluded from historical basic and diluted earnings per share, respectively, due to their anti-dilutive effect.

During the year ended September 30, 2012, the Company issued Series B preferred stock with warrants to purchase additional common stock. The fair value of the warrants issued was approximately $4,481,126, at the issue date, resulting in a beneficial conversion feature and an immediate deemed dividend of approximately $4,481,126.

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

Our financial instruments are cash and cash equivalents, accounts payable, derivative liabilities and notes payable. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility (from 87.8 to 90.6%), remaining expected life (from 2 to 4 years), risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 valuations.

At September 30, 2012 and 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$14,345,625	$–	$–	$14,345,625
Total	$14,345,625	$–	$–	$14,345,625

	Fair Value Measurements at September 30, 2011
	Balance at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$1,289,520	$–	$–	$1,289,520
Total	$1,289,520	$–	$–	$1,289,520

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the twelve months ended September 30, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2011	$1,289,520
Issuance of warrants as derivative liabilities	8,191,165
Adjustment to estimated fair value included in earnings	5,346,858
Reclassification of derivative liability to additional paid in capital	(481,418)
Ending balance at September 30, 2012	$14,345,625

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2010	$870,321
Issuance of warrants as derivative liabilities	323,925
Adjustment to estimated fair value included in earnings	95,274
Ending balance at September 30, 2011	$1,289,520

Advertising

We expense advertising costs as incurred. We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash. Advertising expenses (primarily in the form of Internet direct marketing) totaled $2,077,766 and $2,752,733 for the years ended September 30, 2012 and 2011, respectively.

Litigation

From time to time, we may become involved in litigation and other legal actions. We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Through the date of these financial statements, we are currently not involved in litigation or other legal actions. Our Company is involved in a disagreement with our incumbent processor. We are currently involved in an arbitration proceeding with our former transaction processor and our arbitration hearing date is currently set for December 3, 2013.  In connection with the services provided under a processing agreement, the processor asserted that we are liable for previously unbilled services.  We are vigorously asserting our position and we currently estimate that we will prevail in the arbitration.  We have adequate reserves allocated in the event that we would be required to make any payments in connection with this matter. If we are judged liable for either a portion or all of the charges, or should we enter into a monetary settlement with the processor, such liability or settlement could materially affect our ability to execute our customer acquisition strategy by reducing the amount available for such activities by any amounts due to the processor or needed for related expenses.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update (“ASU”), 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for annual periods beginning after December 15, 2011 and interim periods within those fiscal years, early adoption is permitted. We have adopted the guidance in this ASU which did not have a material impact on our consolidated financial statements.

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

4.	Issuances of preferred stock, common stock and warrants

During the year ended September 30, 2012, we issued 18,000 shares of our common stock to a contractor in exchange for programming services performed (14,948 during the year ended September 30, 2011). In connection with these issuances of shares, we recognized expenses of $108,000 during the year ended September 30, 2012 ($100,000 for the year ended September 30, 2011).

During the year ended September 30, 2012, we entered into subscription agreements with 73 accredited investors pursuant to which we issued 10,165 shares, respectively, of our Series B preferred stock and warrants to purchase up to an additional 834,167 shares of our common stock with an exercise price of $7.50 per share and a term of five years after the date of their issuance and an additional 276,875 shares of our common stock with an exercise price of $9.00 per share and a term of five years after the date of their issuance, in exchange for gross proceeds totaling $10,165,000 ($9,219,461 net of cash commissions and related expenses totaling $ 945,539). The fair value of the warrants issued was approximately $4,481,126, at the issue date, and resulted in a beneficial conversion feature and then immediately amortized as a deemed dividend of $4,481,126, for the year ended September 30, 2012. The warrants issued with the Series B preferred stock are included in the 2012 Warrants and are included in derivative liabilities.

We also issued five-year warrants to purchase up to a total of up to 145,267 shares of our common stock with an exercise price of $9.00 per share to our placement agent who assisted us in connection with the transactions. The fair value of the warrants was approximately $562,569, at the issue date. The warrants issued to our placement agent are included as issuance cost in the 2012 Warrants and are included in derivative liabilities.

The Series B preferred shares are subject to registration rights granted at the time of their sale. The Series B preferred stock is convertible immediately (under prescribed conditions) by our Company or the holders into a total of 1,694,167 shares of our Company’s common stock.

During the three months ended December 31, 2011, we entered into subscription agreements with 56 accredited investors pursuant to which we issued 784,750 shares of our common stock and warrants to purchase up to an additional 112,854 shares of our common stock with an exercise price of $9.00 per share and a term of five years after the date of their issuance and warrants to purchase up to an additional 333,333 shares of our common stock with an exercise price of $7.50 per share with a term of five years after their date of issuance, in exchange for gross proceeds totaling $4,708,500 ($4,173,643 net of cash commissions and related expenses totaling $534,857). The common stock, and related warrants, are subject to certain registration rights. The registration rights agreement does not include adequate penalties if the company fails to complete timely registration, consequently, the presumption is that the common stock, and related warrants, may be settled in cash therefore the common stock is classified as redeemable common stock, outside of equity, until the registration is effective. In addition, the warrants are included in the 2012 Warrants and are included in derivative liabilites. The fair value of the warrants was $2,686,417, at the issue date.

The warrants have a cashless exercise provision. We also issued five-year warrants to purchase up to a total of up to 78,475 shares of our common stock with an exercise price of $9.00 per share to our placement agent who assisted us in connection with the transactions. The fair value of the warrants issued to our placement agent was approximately $461,053, at the issue date. The warrants issued to our placement agent are subject to the same registration rights and, consequently, are included in the 2012 Warrants and included in derivative liabilities.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

During the year ended September 30, 2011, we entered into subscription agreements with 47 accredited investors pursuant to which we issued 1,764,558 shares of our common stock and warrants to purchase up to an additional 323,419 shares of our common stock with an exercise price of $9.00 per share for periods of two to five years after the date of their issuance and warrants to purchase an additional 1,295,833 shares of our common stock with an exercise price of $6.00 per share for five years after their date of issuance, in exchange for gross proceeds totaling $10,587,350 ($9,347,418 net of cash commissions and related expenses totaling $1,239,932). These transactions were unregistered offering of securities. The warrants were accounted for as an equity instrument since they were indexed to our Company’s own stock and classified in shareholders’ equity. We also issued warrants to purchase up to a total of 265,187, 100,000 and 3,123 shares of our common stock with exercise prices of $9.00 per share to our placement agent, Equity Source Partners, LLC (“ESP”) and two other concerns, respectively, who assisted us in connection with the transactions (these totals do not reflect amounts received in connection with convertible debt described below). A principal of ESP Cary Sucoff, became a member of our Company’s Board of Directors in May 2011. Included in the above amounts were shares of our common stock and warrants to purchase common stock purchased directly or indirectly by a member of our Board of Directors (since March 2011), Mr. Isaac Blech, of 1,333,333 and 1,208,333, respectively (Mr. Blech’s totals do not reflect shares or warrants to purchase shares received in connection with convertible debt described below).

On November 24, 2010, we received notice from Mr. Blech, the holder of a convertible note payable issued in August 2010 with an outstanding principal balance of $1 million of his election to convert the note into 166,667 shares of our Company’s common stock at a price of $6.00 per share. At conversion as provided in the Convertible Note Purchase Agreement with Mr. Blech, he was issued a warrant to purchase up to an additional 83,333 shares of our Company’s restricted common stock at an exercise price of $6.00 per share (he previously received a warrant to purchase up to 41,667 shares of common stock at $6.00 per share at the inception of the note). In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 4,167 additional shares of common stock at an exercise price of $6.00 per share to reflect the interest due to him under the terms of the Note from inception until its scheduled maturity on February 13, 2011. We paid additional fees to our placement agent in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 16,667 shares of our Company’s common stock at $9.00 per share. We also issued a five year warrant to purchase up to 23,333 shares of our common stock for $9.00 per share to ESP.

This description of our issuances of common stock and warrants does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

During the year ended September 30, 2010, we entered into subscription agreements with accredited investors for the sale of our unregistered securities. SPN Investments, Inc. (“SPN”), Kay Holdings, Inc. (“Kay”) and ESP assisted our Company in connection with the transactions and they and their designees earned the fees and commissions there with ($71,750 for ESP). Kay and SPN have a common principal officer. In December 2010, we issued 33,333 shares of our common stock to Kay in connection with investment funding received in November 2010.

5.	Convertible Preferred Stock

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

The SpendSmart Payments Company

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

At September 30, 2012, the Series A preferred stock is convertible into 7,121 shares of our common stock at an effective price of $4.95 per share.

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

At September 30, 2012, the Series B preferred stock is convertible into 1,694,167 shares of our common stock at an effective price of $6.00 per share.

The Series B preferred stock is subject to certain registration rights. The registration rights agreement does not include adequate penalties if the company fails to complete timely registration, consequently, the presumption is that the preferred stock, and related warrants, may be settled in cash, therefore the preferred stock is classified as redeemable preferred stock, outside of equity, until the registration is effective.  These were converted as of January 19, 2013.

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

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

Effective July 2012, our Company amended the employment agreement of its Chairman and Chief Executive Officer, Michael R. McCoy, to provide that (1) Mr. McCoy’s Base Salary shall be increased by $40,000 per year; (2) Mr. McCoy is to be paid a cash bonus of $400,000 prior to August 15, 2012; and (3) Mr. McCoy shall be entitled to a lump sum cash payment equal to one and one-half times his annual Base Salary in the event our Company changes his title to any position below that of Chief Executive Officer. All other terms of the Employment Agreement remain in effect. Our Company also granted to Mr. McCoy options to purchase 293,333 shares of our Company’s common stock. The options vest monthly over a period of 12 months; have an exercise price of $6.45 per share; and expire five years after the date of grant.

In July 2012, our Company granted warrants to purchase common stock to certain Board members as follows: Isaac Blech, 333,333; Joseph Proto, 200,000; Jesse Itzler, 133,333; Brian Thompson, 133,333; Cary Sucoff, 133,333; and Patrick Kolenik, 133,333. The warrants vest monthly over a period of 12 months; have an exercise price of $6.45 per share; include a cashless exercise option; and expire five years after the date of grant.

In July 2012, we granted a five-year warrant to purchase up to 80,000 shares of our common stock to Kay Holdings, Inc. (“Kay” - Kay and SPN have a common principal officer) with an exercise price of $6.45 per share. We recognized stock based compensation expense in connection with this grant totaling $76,075 during the year ended September 30, 2012.

In February 2012, we entered into an investor relations services agreement under which we agreed to pay $5,000 per month and issued 22,200 shares to Corporate Profile LLC. In connection with the shares issued, we recognized a noncash charge totaling $133,200 for the three months ended March 31, 2012. The agreement was suspended in April 2012 and reinstated in October 2012. We recognized the remaining 44,467 shares due under the contract during the three months ended September 30, 2012 in the form of a noncash charge totaling $266,800.

In April 2012, we entered into an investor relations services agreement under which we agreed to pay $30,000 in cash and issued 10,000 shares to Platinum VIII Investments and Media, LLC (“Platinum”). In connection with the shares issued, we recognized a noncash charge totaling $60,000 during the year ended September 30, 2012. We entered into a new agreement with Platinum in September 2012 requiring the payment of $75,000, $30,000 of which was paid during the three months ended September 30, 2012.

On August 5, 2011, we entered into an investor relations services agreement with SPN Investments, Inc. (“SPN”) that resulted in SPN receiving 66,667 shares of our common stock through August 2012, such amounts were vested as follows: 1) 33,333 shares at execution of the agreement; 2) 2,778 shares on the one month’s anniversary of the agreement’s execution; and 3) 2,778 shares on the second through twelfth months’ anniversary of the agreement’s execution. During the years ended September 30, 2012 and 2011, we recognized noncash charges to general and administrative expense totaling $183,330 and $216,670, respectively, in connection with these shares.

On December 29, 2010, we entered into an investor relations services agreement with Kay for the provision of investor relations services through (as modified) March 31, 2011 in exchange for 100,000 shares of our common stock. Also in December 2010 (and as mentioned above), we issued 33,333 shares of our common stock to Kay in connection with investment funding received in November 2010. We recognized expenses during the year ended September 30, 2011 totaling $200,000.

Beginning on April 28, 2010, we entered into a series of agreements with our placement agent (the last of which was signed in September 2012) to act as a non-exclusive placement agent for the sales of equity securities of our Company. Under the terms of the agreements to date with our placement agent, they received a cash payment equaling 10% of the proceeds raised from investors introduced to our Company by our placement agent, a retainer of $50,000 in September 2012 and warrants to purchase between ten and twenty percent of the shares of our common stock placed by our placement agent at terms similar to those sold to the investors introduced by our placement agent.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities. Under the agreement (as subsequently revised), we issued ESP 3,333 shares of our Company’s restricted common stock and paid them or their designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase up to one share of common stock for each 2 shares sold at the exercise price of $9.00 per share. From inception of the agreement through September 30, 2011, ESP and its designees earned cash totaling $164,400, 3,333 shares of our common stock and warrants to purchase up to 89,533 shares (also included in totals previously described above) of our common stock under the agreement (no amounts were earned or paid since September 30, 2011 and no future sums are expected to paid under this agreement).

On May 8, 2009, we entered into an agreement with Mr. Kolenik to provide strategic advisory services to our Company through May 2011. Through September 30, 2011, Mr. Kolenik was issued a total of 26,800 shares of common stock and five-year warrants to purchase up to 26,800 and 6,667 common shares with exercise prices of $15.00 and $9.00 per share, respectively. Noncash charges to operations during the year ended September 30, 2011 in connection with our issuance of common shares and warrants to Mr. Kolenik totaled $102,846.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

7.	Notes payable

On March 31, 2009, we issued a 12% Senior Note payable for $750,000 originally due December 31, 2009, and 26,667 shares of our Company’s restricted common stock. The Note was neither convertible nor secured and carried certain operating and other covenants as well as prescribing certain events of default. Our Company subsequently extended the maturity date of the Note three times and tendered 15,000 additional shares of its common stock to the holder. In November 2010, we tendered $358,288 to the holder in order to pay in full the remaining principal and accrued interest due and retired the Note. We recognized interest expense (including the amortization of prepaid interest from the cost related to the prior issuance of shares of our common stock) in connection with the Note totaling $27,790 for the year ended September 30, 2011.

As noted above, we entered into a convertible note agreement with Mr. Blech in August 2010 that was converted into 166,667 shares of our common stock (with the issuance of warrants to purchase 87,500 additional shares of our common stock) in November 2010. Interest recognized during the year ended September 30, 2011 in connection with the convertible note totaled $105,589 and included contractually required interest through February 13, 2011 and the accretion of the discount on the note (related to warrants issued at the time of the note’s inception).

8.	Agreements with former officer

On June 28, 2012, we entered into a Severance Agreement and General Release with James Collas our former President and Chief Executive Officer. Pursuant to the significant terms of the Agreement: 1) Mr. Collas left our Company’s employment effective July 6, 2012; 2) Mr. Collas surrendered 40,000 shares of common stock owned or controlled by him in exchange for $160,000 cash; and 3) Mr. Collas and our Company mutually released one another for all liabilities resulting from Mr. Collas’ employment with our Company.

On April 26, 2011, we entered into an Agreement and Release with Mr. Collas pursuant to which the parties agreed that effective as of April 26, 2011, (i) Mr. Collas resigned as an officer and director of our Company; (ii) Mr. Collas’ Employment Agreement dated January 31, 2011was terminated and Mr. Collas continued his employment with our Company as a non-executive on an “at-will” basis; (iii) our Company paid Mr. Collas $400,000 in satisfaction of all of its obligations under a terminated Employment Agreement; and (iv) Mr. Collas surrendered to our Company 66,667 shares of our common stock held by him.

9.	Stockholder’s equity

On February 13, 2013, the Shareholders of SpendSmart Payments Company (hereinafter referred to as “we” or “the/our Company”) authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of fifteen to one shares, which became effective on April 25, 2013. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three and six month periods ended September 30, 2012 and 2011, respectively and the balance sheet at September 30, 2012.

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

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

Through September 30, 2012, we have outstanding a total of 1,649,110 incentive and nonqualified stock options granted under the 2011 Plan and the 2007 Plan, all of which (for the purpose of computing stock based compensation) we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from October 2012 to August 2017. During the year ended September 30, 2011, we extended the terms of one of our employee’s options and adjusted his strike price to our common stock’s market price at the date of the term extension. We recognized additional stock based compensation in connection with this modification totaling $319,800.

Stock option activity during the two years ended September 30, 2012 and 2011 was as follows:

	2012	2011
Beginning balance outstanding	1,486,333	276,333
Options issued during the year	393,333	1,216,667
Options expired or cancelled during the year	(230,556)	(6,667)

Ending balance outstanding	1,649,110	1,486,333

Warrants

During the years ended September 30, 2012 and 2011, our Company issued warrants to purchase our common stock to third parties providing consulting and advisory services, including five-year warrants to purchase up to 2,033,333 and 350,800 shares to members of our Company’s Board of Directors (includes grants made not during members’ terms of service on the Board) during fiscal 2012 and 2011, respectively. Our Company also issued warrants to purchase shares of our common stock to investors in connection with the issuances of restricted shares of our common stock during the years ended September 30, 2012 and 2011 (the value of which was offset against the proceeds of the issuance of our common stock and not charged to operations). Outstanding warrants from all sources have terms ranging from two to five and a half years.

Warrant activity (including warrants issued to investors and for consulting and advisory services) during the two years ended September 30, 2012 and 2011 was as follows:

	2012	2011
Beginning balance outstanding	3,599,761	719,016
Warrants issued during the year:
For consulting and advisory services	2,196,333	996,245
In connection with sales of common and preferred stock	1,780,971	1,971,096
Warrants expired or cancelled during the year	(133,513)	(86,596)
Warrants exercised	(47,071)	-

Ending balance outstanding	7,396,481	3,599,761

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

The number and exercise price of all options and warrants outstanding at September 30, 2012 is as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
24,667	9 .45	1st Qtr, 2013
33,333	7 .95	2nd Qtr, 2013
18,333	9 .45	3rd Qtr, 2013
124,000	7 .20	4th Qtr, 2013
117,778	6 .30	1st Qtr, 2014
35,378	8 .70	2nd Qtr, 2014
60,667	9 .60	3rd Qtr, 2014
35,000	7 .65	4th Qtr, 2014
106,973	7 .65	1st Qtr, 2015
78,100	7 .80	2nd Qtr, 2015
11,933	9 .75	3rd Qtr, 2015
103,918	6 .75	4th Qtr, 2015
695,571	8 .10	1st Qtr, 2016
882,800	7 .20	2nd Qtr, 2016
960,100	6 .45	3rd Qtr, 2016
1,409,403	6 .75	4th Qtr, 2016
697,996	7 .95	1st Qtr, 2017
859,750	6 .15	2nd Qtr, 2017
1,273,600	7 .80	3rd Qtr, 2017
1,516,292	6 .75	4th Qtr, 2017
9,045,592

Stock based compensation

Results of operations for the year ended September 30, 2012 include stock based compensation costs totaling $6,040,144 ($3,127,359 for the year ended September 30, 2011) all of which was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the years ended September 30, 2012 and 2011:

	2012	2011
Expected life (in years)	4.04 years	3.51 years
Weighted average volatility	89.17%	105.03%
Risk-free interest rate	0.54%	0.77%
Expected dividend rate	0%	0%

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

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

As of September 30, 2012, $11,431,942 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 18.1 months. The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of and for the year ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	2,876,172	$7.16
Granted	2,589,667	6.52
Cancelled or expired	(364,069)	(7.02)
Exercised	(6,667)	7.50
Outstanding at September 30, 2012	5,095,103	$6.85	48.4 months	$19,385,693

Exercisable	2,382,018	$7.11	43.3 months	$8,444,052

Additional disclosure concerning options and warrants is as follows:

	2012	2011
Weighted average grant date fair value of options and warrants granted	$6.52	$6.92
Aggregate intrinsic value of options and warrants exercised	3.75	-
Weighted average fair value of options and warrants vested	6.67	7.53

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at September 30, 2012:

Exercise Price Range	Number of Options or Warrants
$5.55 - $6.15	803,333
$6.16 - $6.30	466,111
$6.31 - $6.45	1,440,000
$6.46 - $7.05	1,046,667
$7.20 - $15.00	1,338,992
5,095,103

A summary of the activity of our non-vested options and warrants for the year ended September 30, 2012 is as follows:

Shares
Non-vested outstanding, beginning	1,769,405
Granted	2,589,667
Vested	(1,405,431)
Cancelled	(240,556)
Non-vested outstanding, ending	2,713,085

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2012:

Stock options outstanding	1,649,110
Stock options available for future grant	284,223
Series A convertible preferred stock	7,121
Series B convertible preferred stock	1,694,167
Warrants	7,396,481

Total common shares reserved for future issuance	11,031,039

10.	Income taxes

Deferred tax assets at September 30, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets:
Primarily net operating loss carryforwards	$12,885,000	$9,508,000

Valuation allowance	(12,885,000)	(9,508,000)

Net deferred tax assets	$-	$-

During the year ended September 30, 2012, we performed an analysis of our deferred tax assets and as a result reduced deferred tax assets by approximately $621,000, such adjustment being reflected as reduction of our negative provision for income taxes in the current year. Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as our purchase of The SpendSmart Payments Company-CA and sales of our preferred and common stock will be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. We have approximately $31,000,000 in NOL at September 30, 2012 that will begin to expire in fiscal 2022 for federal purposes (fiscal 2029 for state income tax purposes) and will be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe it is more likely than not that we will be unable to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. As a result of these provisions, our NOL will likely expire unused.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	Year ended September 30, 2012		Year ended September 30, 2011

Federal income tax rate at 34%	$(8,774,000)	34.0%	$(4,832,000)	34.0%
State income tax, net of federal benefit	(1,620,000)	6.3%	(895,000)	6.3%
Permanent differences	7,017,000	(27.2)%	1,577,000	(11.1)%
Change in valuation allowance	3,377,000	(13.1)%	4,150,000	(29.2)%

Benefit for income taxes	$-	-%	$-	-%

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

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

11.	Facilities

Our Company lease its San Diego office facilities on a lease agreement through June 2014 with current monthly rentals of $2,695 plus common area maintenance charges. We moved our headquarters to Des Moines, IA in July, 2013. We lease space in Des Moines and additional storage in San Diego. Rent expense was $45,103 and $31,172 for the years ended September 30, 2012 and 2011, respectively. Future rental commitments under contract total $32,808 and $25,650 in fiscal 2013 and fiscal 2014, respectively.

12.	Employee benefit plan

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

13.	Subsequent events

On November 20, 2012 (the “Effective Date”), we entered into an Endorsement Agreement (the “Agreement”) for the promotion of our products. The Agreement has a term of fourteen months (the “Term”), unless extended as provided in the Agreement. In connection with the Agreement, we agreed to pay a nonrefundable advance totaling $3,750,000 (the “Advance”), of which $1,900,000 was paid on November 21, 2012 with the remainder $1,850,000 due by January 2, 2013. In addition to the Advance, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”). The Advance is not recoupable from incentive compensation payments. We also agreed to pay a per month royalty per active account (“Royalty”). The Advance is recoupable from Royalty payments made under the Agreement. Upon the expiration of the Agreement, the endorser will be entitled to receive the Royalty payments, subject to the recoupment of the Advance, and the Incentive Compensation, in perpetuity. We are considering seeking confidential treatment of certain information detailed in the Endorsement Agreement.

Pursuant to the terms of the Agreement, we issued to the endorser warrants to purchase up to 133,333 shares of our common stock, as follows: warrants to purchase 66,667 shares of our common stock vested upon the Effective Date, and warrants to purchase another 66,667 shares of our common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price equal to the mean of the high and low prices of our common stock on the last trading day before the Effective Date. We also issued the endorser warrants to purchase up to an additional 133,333 shares of our common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price equal to the mean of the high and low prices of our common stock on the last trading day before the Effective Date. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of two million accounts. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Agreement is extended, the endorser will be entitled to receive the Royalty and Incentive Compensation in perpetuity, plus additional warrants to purchase 133,333 shares of our Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant.

Payments made in connection with the Advance, Incentive Compensation and Royalty will be recorded as an expense when incurred. Compensation expense related to the warrants, additional warrants, end of term warrants and extension warrants will be recognized based upon actual vesting.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

On November 30, 2012, we entered into subscription agreements (“Subscription Agreement”) with seven accredited investors pursuant to which we issued 486,667 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $6.00 per share (the “Offering”). Pursuant to the terms of the Offering, we issued five year warrants to purchase up to an additional 458,333 shares of our common stock in the aggregate, at an exercise price of $7.50 per share, to two investors, and five year warrants to purchase up to 7,083 shares of our common stock in the aggregate, at an exercise price of $9.00 per share, to five investors (collectively, the “Warrants”). The Offering resulted in net proceeds to us of approximately $2,580,500 after deducting fees and expenses totaling $339,500. We also issued five-year warrants to purchase up to a total of up to 48,667 shares of our common stock with an exercise price of $7.50 per share to our placement agent who assisted us in connection with the transactions

On December 13, 2012, we entered into subscription agreements (“Subscription Agreement”) with fifty-five accredited investors pursuant to which we issued 427,998 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $6.00 per share (the “Offering”). Pursuant to the terms of the Offering, we issued five year warrants to purchase up to an additional 83,333 shares of our common stock in the aggregate, at an exercise price of $7.50 per share, to one investors, and five year warrants to purchase up to 86,166 shares of our common stock in the aggregate, at an exercise price of $9.00 per share, to fifty-four investors. The Offering resulted in net proceeds to us of approximately $2,285,691 after deducting fees and expenses totaling $282,299.

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

In February 2013, our Company granted warrants to purchase up to 200,000 shares of common stock to Kim Petry, our Company’s new CFO. She replaced former CFO, Jonathan Shultz. The warrants vest over a period of three years; have an exercise price of $5.85 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $587,802.

On February 13, 2013, the Shareholders of SpendSmart Payments Company (hereinafter referred to as “we” or “the/our Company”) authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of fifteen to one shares, which became effective on April 25, 2013. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three and six month periods ended September 30, 2012 and 2011, respectively and the balance sheet at September 30, 2012.

In March 2013, the Company changed its name to SpendSmart Payments Company, Inc. and BillMyParents-CA changed its name to The SpendSmart Payments Company.

The common stock and related warrants are subject to certain registration rights. Prior to amending the registration rights agreement in March 2013, the 2012 and 2013 Warrants contained a cashless exercise option (the “Penalty”). Despite the Penalty, the registration rights agreements did not include certain prescribed liquidating damage penalties in the event our Company failed to cause the related registration statement to be declared effective and consequently, the presumption under GAAP was that the common stock and related warrants may be settled in cash. Therefore the common stock was classified as redeemable common stock, outside of equity as of September 30, 2012. In addition, the 2012 and 2011 Warrants were also included in derivative liabilities as of September 30, 2012. On March 20, 2013, the Company amended its warrant and registration rights agreement whereby removing all terms that required net cash settlement. In March 2013, the 1,699,415 shares of common stock and related 2012 and 2013 warrants are classified as equity and are not reported as derivative liabilities.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

On June 10, 2013, the Company announced its intention to redeem certain classes of outstanding warrants that were initially issued to investors participating in private placement financings in 2010, 2011 and 2012 consisting of the following classes: (i) outstanding warrants to purchase an aggregate of 634,916 shares of the Company’s common stock issued to investors participating in the Company’s private placement financing completed on December 13, 2012 and  November 30, 2012, of which 541,667 are exercisable at an exercise price of $7.50 per share (the “$7.50 December Warrants”) and 93,249 are exercisable at an exercise price of $9.00 per share (the “$9.00 December Warrants”); (ii) outstanding warrants to purchase an aggregate of  1,016,518 shares of the Company’s common stock issued to investors participating in the Company’s private placement financings closed on July 19, 2012, June 20, 2012, May 24, 2012 and March 31, 2012, of which 833,333 are exercisable at an exercise price of $7.50 per share (the “$7.50 Investor Warrants”) and 183,185 are exercisable at an exercise price of $9.00 per share (the “$9.00 Investor Warrants”); (iii) outstanding warrants to purchase an aggregate of 446,188 shares of the Company’s common stock issued to investors participating in the Company’s private placement financing completed on October 21, 2011 and November 21, 2011, of which 333,334 are exercisable at an exercise price of $7.50 per share (the “$7.50 2011 Warrants”) and 112,854 are exercisable at an exercise price of $9.00 per share (the “$9.00 2011 Warrants”); and (iv) outstanding warrants to purchase an aggregate of 431,950 shares of the Company’s common stock issued to investors participating in the Company’s private placement financings closed on November 16, 2010, of which 125,000 are exercisable at an exercise price of $6.00 per share (the “$6.00 2010 Warrants”) and 306,950 are exercisable at an exercise price of $9.00 per share (the “$9.00 2010 Warrants”).The warrant redemption was intended to raise non-dilutive capital.

A Notice of Election to Participate was provided to the affected warrant holders on June 10, 2013. These warrant holders had until 5:00 p.m. ET on July 15, 2013, to exercise their outstanding warrants at $2.25 per share. Pursuant to the Offer to Amend and Exercise, an aggregate of 662,540 warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $1,490,715, including the following warrants: 85,974 $9.00 December Warrants; 99,703 $9.00 Investor Warrants; 83,334 $7.50 Investor Warrants; 82,408 $9.00 2011 Warrants; 93,751 $7.50 2011 Warrants; 154,870 $9.00 2010 Warrants; and 62,500 $6.00 2010 Warrants.

On October 1, 2013, Jerold Rubinstein was elected as a new board of director and head of the Audit Committee. He received 133,333 warrants with an exercise price of 2.00 per share.

On October 1, 2013, Brian Thompson resigned as a member of the board and as head of the Audit Committee.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2012. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b)	Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2012 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, of The SpendSmart Payments Company and its subsidiaries. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”).  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Restatement of Previously Issued Financial Statements. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal year ended September 30, 2012. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change will reduce the derivative liabilities and stock based compensation as of and for the fiscal year ended September 30, 2012. The Company also concluded that they did not maintain effective controls over financial reporting relating to the classification and reporting of financial instruments. The aforementioned errors constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of September 30, 2012.

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  More specifically we have undertaken or will put in place the following actions:

•	In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.
•	We will consult with experts in the area of accounting for financial instruments in the event that any future transactions of this nature are contemplated and will obtain their expert opinion prior to entering into such transactions.
•	We have engaged a third party to administer our equity based compensation plan.

This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Michael R. McCoy	52	Chief Executive Officer and Chairman Board of Directors
William Hernandez	55	President
Jonathan Shultz	52	Chief Financial Officer, Secretary and Treasurer[1]
Kim Petry	44	Chief Financial Officer, Secretary and Treasurer[2]
Isaac Blech	62	Director
Rob DeSantis	48	Director
Joseph Proto	56	Director
Cary Sucoff	60	Director
Patrick M. Kolenik	61	Director
Jesse Itzler	44	Director
Brian Thompson	45	Director[3]
Ka Cheong Christopher Leong	63	Director
Jerold Rubinstein	70	Director[4]

1 Jonathan Shultz resigned from his position as Chief Financial Officer, Secretary and Treasurer of the Company on February 19,2013.

2 Kim Petry was appointed the Chief Financial Officer, Secretary and Treasurer of the Company on February 19, 2013.

3 Brian Thompson resigned from the Board of Directors effective October 1, 2013.

4 Jerold Rubinstein was appointed to the Board of Directors effective October 1, 2013.

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

Mr. Jonathan Shultz had been the Chief Financial Officer and Treasurer of the Company from November 13, 2007 until February 2013. Mr. Shultz has Bachelor’s and Master’s Degrees in Accounting and Finance, respectively, from San Diego State University. He is a Certified Public Accountant, a Certified Management Accountant and a Certified Financial Manager.

Ms. Kim Petry has been the Chief Financial Officer and Treasury of the Company since February 2013. Ms Petry was employed by American Express from October 2008 to December 2012. From 2008 to 2010, Ms. Petry was the Vice President and Controller of Global Credit Cards and Small Business Services at American Express. In addition, from 2011 through 2012, Ms. Petry served as CFO of the Global Credit Cards and Small Business Services at American Express, where she led a team of over 150 finance professionals globally, supporting a business with over $4 billion in revenue. Prior to American Express, from 2006 to 2008, she was Vice President of Corporate Finance, Planning and Analysis and Business Finance and Analysis with TIAA-CREF where she led over 140 professionals across the U.S. and was responsible for reporting, budgeting, forecasting, strategy, long-term planning, new product development, mergers and acquisitions. Ms. Petry served at US Trust Corporation/Schwab Corporation from 1998 to 2006 in several executive roles following her prior experience working as a Senior Audit Manager for Financial Services at PricewaterhouseCoopers. She earned her MBA from New York University and her BA with a major in accounting, graduating summa cum laude, from Adelphi University.

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

Mr. Blech is the owner of 1,500,000 shares of our Company’s common stock and warrants to purchase up to an additional 1,337,500 million shares of our Company’s common stock. Mr. Blech has been a successful investor and a member of a number of Boards of Directors. We believe Mr. Blech’s past experience will be a tremendous benefit to our Company. Included among Mr. Blech’s more notable successes were:

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

Mr. Brian Thompson was appointed to our Board of Directors on July 24, 2012 and resigned from the Board of Directors effective October 1, 2013. Since 2006, Mr. Thompson has been working for Mr. John Pappajohn at Equity Dynamics, Inc., a financial consulting firm. In his role as senior vice president, Mr. Thompson evaluates investment opportunities, performs due diligence, negotiates investment transactions, raises capital for new ventures and interacts with management teams through various board and board observer positions. Prior to this, Mr. Thompson was the CFO and CAO for Kum & Go, LC (“KG”), a convenience retailer. Prior to KG, Mr. Thompson was the President and CFO of Astracon, Inc. of Denver, CO, a provider of connectivity intelligence OSS software for communications service providers, until its sale in 2003. From 1995 to 2000, Mr. Thompson was a Partner and CFO of the Edgewater Private Equity Funds. After receiving his BS/BA in accounting from the University of South Dakota in 1991, Mr. Thompson spent four years in the audit department of KPMG, LLP in San Antonio and Des Moines.

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

Mr. Jerold Rubinstein was appointed to our board on October 1, 2013. Mr. Rubinstein currently serves as the chair of our audit committee. Since June 28, 2012, Mr. Rubinstein has served as the Chairman of the Board, CEO and a director of Stratus Media Group, Inc., and joined the board of Stratus Group Media, Inc. in April 2011. Mr. Rubinstein is the chairman of the audit committee of CKE Restaurants, the parent company of Carl’s Jr. Restaurants and Hardees Restaurants. Mr. Rubinstein also serves as the non-executive chairman of US Global investors Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Most recently Mr. Rubinstein consults with and serves on 3 early stage development companies. Mr. Rubinstein is both a CPA and attorney.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at The SpendSmart Payments Company, 2680 Berkshire Parkway, Suite 130, Des Moines, Iowa 50325.

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

On July 23, 2012, we issued warrants to purchase common stock to certain Board members for their extraordinary efforts on behalf of the Company, as follows: Isaac Blech, 333,333; Joseph Proto, 200,000; Cary Sucoff, 133,333; and Patrick Kolenik, 133,333. The warrants vest monthly over a period of 12 months; have an exercise price of $6.45 per share; include a cashless exercise option; and expire 5 years after the date of grant. On July 24, 2012 we granted our Chief Executive Officer, Mr. McCoy, options to purchase 293,333 shares of the Company’s common stock. The options vest monthly over a period of 12 months; have an exercise price of $6.45 per share; and expire 5 years after the date of grant. On October 29, 2012, we granted Chris Leong warrants to purchase up to 133,333 shares of common stock at an exercise price of $10.35 per share and having a term of 5 years. The warrants will vest monthly over a period of 36 months provided Dr. Leong continues to serve on the Board. On November 12, 2012, we granted our President, William Hernandez, options to purchase up to 333,333 shares of common stock at an exercise price of $7.35 per share. The options will vest as follows: 66,666 options vested immediately and the remaining 266,667 options vest equally over a thirty-six month period.

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

Michael McCoy, Chief Executive Officer: On September 19, 2011, we entered into an employment agreement with Mr. McCoy, which includes the following summary terms, (i) Mr. McCoy shall be paid an annual salary of $360,000; (ii) Mr. McCoy shall be paid his base salary, receive fringe benefits and continue to vest in any granted stock options and warrants for twelve months after the termination of his employment in the event that his employment is terminated other than for cause; (iii) Mr. McCoy shall be eligible for an annual cash bonus; and (iv) Mr. McCoy was granted options to purchase up to 706,667 shares of Company common stock at an exercise price of $7.20 per share.

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

William Hernandez, President: Mr. Hernandez was appointed as our President on November 12, 2012. Our employment with Mr. Hernandez includes the following summary terms: (i) an annual salary of $350,000; (ii) eligibility for an annual cash bonus equal to fifty percent (50%) of Mr. Hernandez’s annual salary, upon criteria to be determined (the first year’s bonus to be guaranteed by the Company); and (iii) options to purchase up to 333,333 shares of Company common stock at an exercise price of $7.35 per share, of which 66,666 options vest immediately and the remaining 266,667 options vest equally over a thirty-six month period.

Jonathan Shultz, Chief Financial Officer: Our employment agreement with Mr. Shultz includes the following summary terms, (i) Mr. Shultz shall be paid an annual salary of $180,000; (ii) Mr. Shultz shall be paid his base salary, receive fringe benefits and continue to vest in any granted stock options and warrants for twelve months after the termination of his employment in the event that his employment is terminated other than for cause; and (iii) Mr. Shultz shall be eligible for an annual cash bonus, and to be paid certain bonuses upon the completion of an acquisition of the company (and the adjustment of his option strike price to $6.00) or the company’s listing on the NASDAQ Stock Market.

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

Our Rationale for Selecting a Particular Event to Trigger Payment under a Change of Control Agreement

We are required to make payments upon a change of control of our Company to only one employee, our Chief Financial Officer Jonathan Shultz. Payments or benefits that would be required to be made to Mr. Shultz as a result of any change of control of our Company are as follows:

•	Mr. Shultz’s stock option grants provide that, in case of an Acquisition of the Company (as defined in Section 11(c)(i) of our Company’s 2007 and 2011 Equity Incentive Plans), all of his stock options then outstanding shall become fully vested; and
•	On August 12, 2008, our Company entered into a change of control agreement with Mr. Shultz that calls for Mr. Shultz to be paid the cash value of 33,333 shares (as adjusted for any splits or combinations) of our Common Stock, or equivalent acquisition consideration, should our Company be acquired (as defined in the agreement) and he is in our Company’s employ on the date of the closing of the transaction.

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

The amount of compensation for which Mr. Shultz would be eligible upon the Company’s acquisition, and in the event he remains employed with our Company on the date of the closing of the acquisition, would be the per share price for which the Company was acquired multiplied by 33,333. Based on the closing price of our Common Stock on September 30, 2012 of $10.65, the cash payment that would be due to Mr. Shultz upon a change of control (as defined in the agreement) would be $355,000.

The agreement with Mr. Shultz defines a change of control as an “Acquisition” and states as follows.

Acquisition shall mean (i) any consolidation or merger of the Company with or into any other corporation or other entity or person (the “Purchaser”) in which the shareholders of the Company prior to such consolidation or merger (but excluding any ownership by the Purchaser) own less than fifty percent (50%) of the Company’s voting power immediately after such consolidation or merger, excluding any consolidation or merger effected exclusively to change the domicile of the Company (collectively, a “Stock Purchase”); or (ii) a sale of all or substantially all of the assets of the Company (an “Asset Purchase”).

No other compensation or benefits would be due to Mr. Shultz based on agreements currently in place between him and our Company. Mr. Shultz is the only executive with a change of control agreement. Mr Shultz resigned from his position as Chief Financial Officer, Secretary and Treasurer of the Company effective February 19, 2013.

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

Compensation Committee

Our Board of Directors at its November 1, 2011 meeting established a compensation committee currently consisting of non-executive members of the Board, Messrs. Blech, Itzler and Proto. Decisions concerning compensation matters are to be made by the Board of Directors based upon recommendations of the compensation committee and members of our executive management team.

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Currently, our audit committee consists of the following members: Messrs. DeSantis, Proto and Thompson. Jerold Rubinstein was added to head the audit committee, effective October 1, 2013. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation awarded to, earned by, or paid to our executives during the years ended September 30, 2012 and 2011.

							Change in
							Pension
							Value and
							Non-Qual.
							Deferred
				Stock	Option and	Non-equity	Compens.	All Other
		Salary	Bonus	Awards	Warrant Awards	Incentive	Earnings	Comp.(1)(4)	Total
Position	Year	($)	($)	($)(2)	($)(2)	Comp ($)	($)	($)	($)
Michael McCoy (6)	2012	376,667	400,000	-	849,521	-	-	667	1,626,855
Chief Executive Officer, Chairman and Director	2011	15,000	-	-	2,785,818	-	-	-	2,800,818

William (9)	2012	-	-	-	28,093	-	-	-	28,093
Hernandez	2011	-	-	-	-	-	-	-	-
President

Mark Sandson (8)	2012	-	-	-	-	-	-	-	-
Interim Chief Executive Officer	2011	48,510	-	-	489,938	-	-	-	538,448

Jonathan Shultz (3)	2012	180,000	-	-	-	-	-	7,200	187,200
Chief Financial Officer/Secretary/Treasurer	2011	178,200	86,200	-	448,628	-	-	10,576	723,604

James Collas (5)	2012	186,875	-	-	-	-	-	7,283	194,158
Former President and Chief Executive Officer, Former Director, Current Employee and non-officer executive	2011	230,000	152,500	-	897,257	-	-	9,200	1,288,957

Evan Jones (7)	2012	150,000	-	-	-	-	-	2,000	152,000
Former Vice President Marketing	2011	218,297	50,000	-	1,266,119	-	-	3,000	1,537,416

(1)	Our Company made group life, health, hospitalization and medical plans available for its employees, including the officers listed herein.
(2)	Refer to “Stock based compensation,” in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option/warrant awards.
(3)	Mr. Shultz was paid on a part-time basis from August 1, 2010 to September 3, 2010. Mr. Shultz resigned from his position as Chief Financial Officer, Secretary and Treasurer effective February 19, 2013.
(4)	Amounts shown include matching contributions to the officers’ 401(k) retirement plans for all years presented.
(5)	Amounts represent full year totals for the year ended September 30, 2011 and September 30, 2012 for Mr. Collas although he resigned as an officer of our Company on April 2011.
(6)	Mr. McCoy’s employment commenced in September 2011 and amounts show here represents the amounts charged to operations through September 30, 2012. On October 3, 2011, Mr. McCoy was paid his entire first year’s salary totaling $360,000 as per his employment contract. On July 24, 2012, we amended Mr. McCoy’s employment agreement to provide that Mr. McCoy’s Base Salary shall be increased by $40,000 per year.
(7)	Evan Jones was employed with our Company from May 1, 2011 to November 30, 2011. Prior to his employment, Mr. Jones received compensation under his consulting agreement with the contract from January 10, 2011 to April 30, 2011. All amounts included above are for the years ended September 30, 2011 and September 30, 2012 and include amounts paid to Mr. Jones both as a consultant and an employee.
(8)	Mr. Sandson served as our interim Chief Executive Officer from April 26, 2011 through September 19, 2011 and was paid as an independent contractor. Cash amounts included herein are for amounts billed to our Company for services performed in Mr. Sandson’s capacity as Interim Chief Executive Officer. Amounts included under Option Awards are all amounts recognized in our financial statements for the fiscal years shown as Stock based compensation under Warrant Agreements between Mr. Sandson and our Company. Such amounts categorized as Option Awards include warrants granted in recognition of Mr. Sandson’s service as a member of our Board of Directors.

(9)	Mr. Hernandez was appointed as our President on November 12, 2012.

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

Outstanding Equity Awards at September 30, 2012

Our Company has not granted stock awards to any executive since its inception. The following table provides information regarding outstanding equity awards (all in the form of stock options or warrants) to named executives as of September 30, 2012:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael McCoy	323,333	383,333	6.75	8/18/16
	48,867	244,444	6.45	7/23/17

Jonathan Shultz	200,000	-	7.20	7/16/16
	43,333	76,667	6.30	8/4/16

James Collas	26,481	-	6.30	8/4/16

Evan Jones	80,000	-	8.10	1/10/16
	53,333	2,407	6.75	3/10/16

Director Compensation

Our directors were compensated for their service on our Board of Directors with warrants to purchase common stock as outlined above.

The following table provides information regarding our director compensation for the year ended September 30, 2012:

	Fees			Non-Equity	Non-qualified
	Earned			Incentive	Deferred	All
	Or Paid	Stock	Option	Plan	Compensation	Other
	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	($)	($)	($)	($)	($)
Isaac Blech (1)	-	-	2,583,418	-	-	-	2,583,418
Patrick Kolenik (2)	-	-	586,470	-	-	10,000	586,4701
Mark Sandson (3)	-	-	123,864	-	-	-	123,864
Cary Sucoff (4)	-	-	586,470	-	-	10,000	596,470
Rob Desantis (5)	-	-	2,223,070	-	-	-	2,223,070
Joseph Proto (6)	-	-	1,400,281	-	-	-	1,400,281
Brian Thompson(7)	-	-	586,470	-	-	-	586,470
Jesse Itzler (8)	-	-	586,470	-	-	-	586,470
Ka Cheong
Christopher Leong (9)	-	-	-	-	-	-	-

(1)	Includes warrants to purchase up to 166,667 shares of common at an exercise price of $7.65 per share granted on November 1, 2011 and expiring November 1, 2016 and warrants to purchase up to 333,333 shares of common at an exercise price of $6.45 per share granted on July 23, 2012.
(2)	Includes warrants to purchase up to 66,667 shares of common at an exercise price of $7.20 per share granted on September 21, 2011 and expiring September 21, 2016, and warrants to purchase up to 133,333 shares of common at an exercise price of $6.45 per share granted on July 23, 2012.
(3)	Includes warrants to purchase up to 66,667 shares of common at an exercise price of $6.30 per share granted on August 4, 2011 and expiring August 4, 2016. Mr. Sandson resigned from the Board on January 25, 2012, at which time his remaining unvested shares were deemed to be fully vested.
(4)	Includes warrants to purchase up to 66,667 shares of common at an exercise price of $6.30 per share granted on August 4, 2011 and expiring August 4, 2016 and warrants to purchase up to 133,333 shares of common at an exercise price of $6.45 per share granted on July 23, 2012.
(5)	Includes warrants to purchase up to 666,667 shares of common at an exercise price of 6.00 per share granted on March 26, 2012.
(6)	Includes warrants to purchase up to 200,000 shares of common at an exercise price of $6.45 per share granted on July 23, 2012.
(7)

Includes warrants to purchase up to 133,333 shares of common at an exercise price of $6.45 per share granted on July 23, 2013. Mr. Thompson resigned from the Board of Directors effective October 1, 2013.

(8)	Includes warrants to purchase up to 133,333 shares of common at an exercise price of $6.45 per share granted on July 23, 2012.
(9)	Chris Leong was appointed as a director of the Company on October 29, 2012.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of July 1, 2013 (the “SO Date”), we had 10,356,423 shares of common stock and 0 shares of Series A Cumulative Convertible Preferred stock (the “Series A Preferred Stock”) issued and outstanding. The Series A preferred stock is convertible into 106,820 shares of our Company’s Common Stock. Options and warrants exercisable or convertible as of the SO Date or within sixty (60) days thereafter are used in determining each individual’s percentage of shares beneficially owned on the table below. The following table sets forth as of the SO Date, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series A Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Michael McCoy (2)	556,528	5.67%
Jonathan Shultz (3)	260,000	2.73%
Isaac Blech (4)	3,130,278	28.75%
Cary Sucoff (5)	192,262	2.04%
Patrick Kolenik (6)	201,563	2.14%
William Hernandez (7)	88,889	0.95%
Robert DeSantis (8)	277,778	2.91%
Joseph Proto (9)	160,417	1.71%
Jesse Itzler (10)	22,222	0.24%
Brian Thompson (11)	22,222	0.24%
Ka Cheong Christopher Leong (12)	11,111	0.12%

All directors and executive officers as a group (12 persons)	4,923,269	47.50%

(1)	Unless otherwise noted, the address is c/o The SpendSmart Payments Company 6190 Cornerstone Court, Suite 216, San Diego California 92121.
(2)	Amounts include shares of common stock that would result from the exercise of outstanding options to purchase 556,525 shares of our common stock.
(3)	Amounts include shares of common stock that would result from the exercise of outstanding options and warrants to purchase 260,000 shares of our common stock. Mr. Shultz resigned from his position as Chief Financial Officer, Secretary and Treasurer effective February 19, 2013.
(4)	Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 1,630,278 shares of our common stock.
(5)	Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 182,913 shares of our common stock.
(6)	Amounts include shares of common stock that would result from the exercise of outstanding warrants to purchase 146,430 shares of our common stock.
(7)	Amounts include shares of common stock that would result from the exercise of the vested outstanding options to purchase 88,889 shares of our common stock.
(8)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 277,778 shares of our common stock.
(9)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 144,444 shares of our common stock.
(10)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 22,222 shares of our common stock.
(11)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 22,222 shares of our common stock. Mr. Thompson resigned from the Board of Directors effective October 1, 2013.
(12)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 11,111 shares of our common stock.

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

On July 23, 2012, we issued warrants to purchase common stock to certain Board members for their extraordinary efforts on behalf of the Company, as follows: Isaac Blech, 333,333; Joseph Proto, 200,000; Cary Sucoff, 133,333; and Patrick Kolenik, 133,333. The warrants vest monthly over a period of 12 months; have an exercise price of $6.45 per share; include a cashless exercise option; and expire 5 years after the date of grant. On July 24, 2012 we granted our Chief Executive Officer, Mr. McCoy, options to purchase 293,333 shares of the Company’s common stock. The options vest monthly over a period of 12 months; have an exercise price of $6.45 per share; and expire 5 years after the date of grant. On October 29, 2012, we granted Chris Leong warrants to purchase up to 133,333 shares of common stock at an exercise price of $10.35 per share and having a term of 5 years. The warrants will vest monthly over a period of 36 months provided Dr. Leong continues to serve on the Board. On November 12, 2012, we granted our President, William Hernandez, options to purchase up to 333,333 shares of common stock at an exercise price of $7.35 per share. The options will vest as follows: 66,667 options vested immediately and the remaining 266,667 options vest equally over a thirty-six month period.

During the year ended September 30, 2011, we entered into subscription agreements with a member of our Board of Directors, Isaac Blech, pursuant to which we issued 1,333,333 shares of our common stock and five-year warrants to purchase up to an additional 1,208,333 shares of our common stock with an exercise price of $6.00 per share, in exchange for gross proceeds totaling $8,000,000. We also issued warrants to purchase up to a total of 100,000 shares of our common stock with an exercise price of $9.00 per share to Equity Source Partners, LLC (“ESP”), who assisted us in connection with the transactions (these totals do not reflect amounts received in connection with convertible debt described below). A principal of ESP Cary Sucoff, became a member of our Company’s Board of Directors in May 2011.

During the year ended September 30, 2010, ESP assisted our Company in connection with the equity financing transactions and they or its designees earned the fees and commissions totaling $71,750.

On August 13, 2010, we entered into a Convertible Promissory Note Agreement (the “$1M Note”) with Mr. Blech payable for $1,000,000 at 5% interest, due February 13, 2011 (the “Maturity Date”). The $1M Note and all accrued interest was converted by Mr. Blech’s into 166,667 shares of our Company’s restricted common stock at a price of $6.00 per share on November 24, 2010. In addition Mr. Blech was issued warrants to purchase up to 41,667 shares of our Company’s restricted common stock at a price of $6.00 per share pursuant to a Warrant Agreement (the “Warrant”) with a five year term executed concurrently between Mr. Blech and our Company, and upon conversion of the $1M Note, was issued warrants to purchase an additional 83,333 shares of our Company’s restricted common stock at an exercise price of $6.00 per share pursuant to the terms of a warrant agreement (the “Additional Warrant”) in the same form as the Warrant. In addition, our Company agreed to issue Mr. Blech a warrant to purchase up to 4,167 additional shares of common stock at an exercise price of $6.00 per share to reflect the interest due to him under the terms of the Note from inception to its scheduled maturity on February 13, 2011. We paid additional fees to Maxim in connection with the conversion that included cash of $50,000 and five-year warrants to purchase up to 16,667 shares of our Company’s common stock at $9.00 per share. We also issued a five year warrant to purchase up to 23,333 shares of our common stock for $9.00 per share to ESP.

On August 24, 2009, we entered into a non-exclusive agreement with ESP to assist our Company in connection with fund raising activities. Under the agreement (as subsequently revised), we issued ESP 3,333 shares of our Company’s restricted common stock and paid it or its designees: 1) up to 8% (as amended) of the cash raised by ESP or its associates on our Company’s behalf; and 2) a five year warrant to purchase up to one share of common stock for each 2 shares sold at the exercise price of $9.00 per share. From inception of the agreement through September 30, 2011, ESP and its designees earned cash totaling $164,400, 3,333 shares of our common stock and warrants to purchase up to 89,533 shares (also included in totals previously described above) of our common stock under the agreement. No additional amounts were earned or paid since September 30, 2011 and no future sums are expected to be paid. In July 2011, Mr. Sucoff (a principal of ESP and a member of our Board of Directors) was paid $35,000 in cash for services performed on the Company’s behalf, all of which was charged to general and administrative expenses during the year ended September 30, 2011.

On May 8, 2009, we entered into an agreement with Patrick Kolenik to provide strategic advisory services to our Company through May 2011. Mr. Kolenik was named to our Company’s Board of Directors in August 2011. During the year ended September 30, 2011, Mr. Kolenik was issued 7,467 shares of common stock (9,333 in fiscal 2010), and warrants to purchase up to 7,467 common shares at $15.00 per share (9,333 in fiscal 2010). Mr. Kolenik was also granted an additional warrant to purchase up to 6,667 shares of our common stock during the year ended September 30, 2011. Noncash charges to operations during the year ended September 30, 2011 in connection with our issuance of common shares and warrants to Mr. Kolenik totaled $65,495 ($72,155 in fiscal 2010). In May 2011, we entered into a new agreement with Mr. Kolenik for strategic advisory services in exchange for cash consideration totaling $50,000.

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

Messrs. Blech, DeSantis, Proto, Rubinstein and Leong are the only members of the Board of Directors that are considered independent.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees during the years ended September 30, 2012 and 2011 for professional services rendered by the predecessor auditorsfor the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements (including expenses) totaled $59,243 and $64,509, respectively.

For the amended 10-K/A for the years ended September 31, 2012 and 2011, our Company engaged EisnerAmper LLP and the aggregate fees for professional services rendered was $65,000.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the predecessor auditors or EisnerAmper LLP that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by the predecessor auditors or EisnerAmper LLP for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2012 and 2011.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the predecessor auditors or EisnerAmper LLP, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2012 and 2011.

(5) Audit Committee

The registrant's Board of Directors, which formerly performed the functions of the Audit Committee prior to its establishment on November 1, 2011, previously approved the predecessor auditor’s performance of services for the audit of the registrant’s annual financial statements for the years ended September 30, 2012 and 2011. Audit-related fees, tax fees, and all other fees, if any, were also approved by the Board of Directors.

The registrants Audit Committee approved EisnerAmper LLP’s performance of services on for the audit of the registrant’s amended annual financial statements for the years ended September 30, 2012 and 2011.

Item 15 – Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.1a	Amendment to Amended and Restated Articles of Incorporation (13)
3.2	Bylaws (3)
3.3	Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (4)
10.2	2007 Equity Incentive Plan (1)
10.10	Change of Control Agreement with Jonathan Shultz dated August 11, 2008(5)
10.25	Investor relations agreement dated February 12, 2010 (6)
10.26	Stock contribution and disposition restriction agreement with Chris Nicolaidis dated February 11, 2010 (6)
10.27	Investor relations agreement with Kay Holdings, Inc. dated May 10, 2010 (7)
10.28	Agreement with Equity Source Partners, LLC dated April 30, 2010 (7)
10.30	Investor relations agreement with Two Eight, Inc. dated April 7, 2010 (7)
10.31	Financial Advisory Services agreement with Iroquois Master Fund Ltd. dated June 24, 2010 (8)
10.32	Investor Relations Agreement with Kay Holdings, Inc. dated December 29, 2010(9)
10.33	Subscription Agreement dated January 19, 2011(10)
10.34	Common Stock Purchase Warrant dated January 19, 2011(10)
10.35	Registration Rights Agreement dated January 19, 2011(10)
10.39	Employment agreement between the Company and James Collas dated January 31, 2011 (11)
10.40	Employment agreement between the Company and Jonathan Shultz dated January 31, 2011(11)
10.43	Agreement and Release between the Company and James P. Collas dated April 26, 2011 (12)
10.46	Warrant Agreement with Mark Sandson dated July 19, 2011 (14)
10.47	Stock Option Modification Agreement with Jonathan Shultz dated July 19, 2011 (14)
10.48	Form of Warrant Agreement with named members of Company’s Board of Directors dated August 4, 2011(15)
10.49	Stock Option Agreement with Jonathan Shultz dated August 4, 2011(15)
10.50	Investor Relations Agreement with SPN Investments, Inc. dated August 5, 2011(15)
10.51	Employment Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.52	Stock Option Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.53	Warrant Agreement with Patrick Kolenik dated September 19, 2011 (16)
10.54	Form of Common Stock Purchase Warrant dated October 21, 2011(17)
10.55	Form of Subscription Agreement dated October 21, 2011 (17)
10.56	Form of Registration Rights Agreement dated October 21, 2011 (17)
10.57	Warrant Agreement with Isaac Blech dated November 1, 2011 (18)
10.58	Form of Common Stock Purchase Warrant dated November 21, 2011(19)
10.59	Form of Subscription Agreement dated November 21, 2011 (19)
10.60	Form of Registration Rights Agreement dated November 21, 2011(19)
10.61	Employment Agreement with Evan Jones dated May 1, 2011 (20)
10.62	Warrant Agreement with Robert DeSantis dated March 26, 2012 (21)
10.63	Amended Employment Agreement with Michael R. McCoy dated July 24, 2012 (22)
10.64	Stock Option Agreement with Michael R. McCoy dated July 24, 2012 (22)
10.65	Warrant Agreement with Isaac Blech dated July 23, 2012 (22)
10.67	Warrant Agreement with Cary Sucoff dated July 23, 2012 (22)
10.68	Warrant Agreement with Joseph Proto dated July 23, 2012 (22)
10.69	Warrant Agreement with Patrick Kolenik dated July 23, 2012 (22)
10.70	Warrant Agreement with Jesse Itzler dated July 23, 2012 (22)
10.71	Warrant Agreement with Dr. Ka Cheong Christopher Leong dated October 29, 2012 (23)
10.72	Employment Agreement with William Hernandez dated November 12, 2012 (24)
10.73	Form of Subscription Agreement (25)
10.74	Form of Common Stock Purchase Warrant (25)
10.75	Form of Registration Rights Agreement (25)
11.1	Statement re Computation of Per Share Earnings (20)
14.1	Code of Business Conduct and Ethics (21)
21.1*	Listing of Subsidiaries (20)
24.1	Power of Attorney (contained in the signature page to this Annual Report)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007
(2)	Incorporated herein by reference to the registrant’s Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on June 11, 2008
(5)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 14, 2008
(6)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 12, 2010
(7)	Incorporated herein by reference to the registrant’s Form 10-Q filed on May 14, 2010
(8)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 12, 2010
(9)	Incorporated herein by reference to the registrant’s Form 10-K filed on December 29, 2010
(10)	Incorporated herein by reference to the registrant’s Form 8-K filed on January 19, 2011
(11)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 1, 2011
(12)	Incorporated herein by reference to the registrant’s Form 8-K filed on April 26, 2011
(13)	Incorporated herein by reference to the registrant’s Form 8-K filed on May 13, 2011
(14)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 21, 2011
(15)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 10, 2011
(16)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2011
(17)	Incorporated herein by reference to the registrant’s Form 8-K filed on October 25, 2011
(18)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 4, 2011
(19)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 25, 2011
(20)	Included within the financial statements filed in this Annual Report
(21)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005
(20)	Incorporated by reference to the registrant’s form 10-K filed on December 21, 2011
(21)	Incorporated herein by reference to the registrant’s Form 8-K filed on April 4, 2012
(22)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 27, 2012
(23)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 1, 2012
(24)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 16, 2012
(25)	Incorporated herein by reference to the registrant’s Form 8-K filed on December 6, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2013

The SpendSmart Payments Company, a Colorado corporation

By:	/s/ MICHAEL R. MCCOY
Michael R. McCoy, Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

We, the undersigned directors and/or officers of The SpendSmart Payments Company, a Colorado corporation, hereby severally constitute and appoint Michael R. McCoy, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ MICHAEL R. MCCOY	Chief Executive Officer and Director (Principal Executive Officer)	October 7, 2013
Michael R. McCoy

/s/ WILLIAM HERNANDEZ	President	October 7, 2013
William Hernandez

/s/ KIM PETRY	Chief Financial Officer and Treasurer (Principal Financial Officer	October 7, 2013
Kim Petry	and Principal Accounting Officer)

/s/ ISAAC BLECH	Director	October 7, 2013
Isaac Blech

/s/ CARY SUCOFF	Director	October 7, 2013
Cary Sucoff

/s/ PATRICK KOLENIK	Director	October 7, 2013
Patrick Kolenik

/s/ ROBERT DESANTIS	Director	October 7, 2013
Robert DeSantis

/S/ JOSEPH PROTO	Director	October 7, 2013
Joseph Proto

/s/ JESSE ITZLER	Director	October 7, 2013
Jesse Itzler

/s/ KA CHEONG CHRISTOPHER LEONG	Director	October 7, 2013
Ka Cheong Christopher Leong

/s/ JEROLD RUBINSTEIN	Director	October 7, 2013
Jerold Rubinstein

