Form 10-Q/A
period 2012-12-31
SpendSmart Payments Co
filed 2013-10-21
CIK 1062273

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

THE SPENDSMART PAYMENT COMPANY

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

At October 18, 2013, there were 10,356,423 shares outstanding of the issuer’s common stock, par value $0.001 per share.

Explanatory Note to 10-Q/A

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) for the three months ended December 31, 2012 and 2011, which was originally filed with the Securities and Exchange Commission on February 12, 2013 (the “Original 10-Q”). This Amendment is being filed to include restated financial statements as described in Note 1, “Restatement of previously issued financial statements”, of the Notes to the Condensed Consolidated Statements. The condensed consolidated statements are being restated to correct accounting errors as follows:

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three months ended December 31, 2012 and 2011 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change affects the derivative liabilities, changes in fair value of derivative liabilities, and stock based compensation as of and for the three months ended December 31, 2012 and 2011.

As part of the restatement process, the Company also corrected its tables with respect to options and warrants outstanding. While the financial effects of correcting these tables were not significant, such tables were included as part of the restatement.

In addition, the Company had previously concluded that they did not maintain effective controls over financial reporting relating to the classification and reporting of financial instruments and consequently that deficiency represented a material weakness over financial reporting as of December 31, 2012. The aforementioned error constitutes an additional deficiency and therefore the Company’s assessment of internal control over financial reporting as of December 31, 2012 has not changed.

The following sections of this Amended 10-Q have been amended to reflect the restatement:

Part I – Item 1 – Financial Statements and Notes to the Consolidated Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Result of Operations

Part I – Item 4 - Controls and Procedures

Part II - Item 1-Legal Proceedings

For the convenience of the reader, this Amended 10-Q sets forth the Company’s Original 10-Q in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Filing of the Original 10-Q.

This Amended10-Q has been signed as of the date hereof and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of the date hereof.  Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Amended Quarterly Report on Form 10-Q/A may contain statements relating to future results of The SpendSmart Payments Company. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Balance Sheets

	December 31, 2012 (unaudited)	September 30, 2012
	(restated)
Assets
Current assets:
Cash and cash equivalents	$6,605,567	$5,509,911
Amounts on deposit with or due from merchant processors	145,664	203,479
Prepaid insurance	38,323	56,010

Total current assets	6,789,554	5,769,400

Property and equipment, net of accumulated depreciation of $45,189 ($44,057 - September 30, 2012)	7,581	8,713
Other assets	5,700	5,700

	$6,802,835	$5,783,813

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$2,996,777	$1,161,191
Accrued and deferred personnel compensation	559,396	271,067
Derivative liabilities	8,873,267	14,345,625

Total current liabilities	12,429,440	15,777,883

Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 10,165 shares issued and outstanding; liquidation preference of $10,165,000	8,656,892	8,656,892
Redeemable common stock; $0.001 par value; 1,699,415 shares issued and outstanding, and not classified as equity (784,750 - September 30, 2012)	2,777,433	1,026,173

Commitments, contingencies and subsequent events

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 353 shares issued and outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 5,860,313 shares issued and outstanding (5,855,313 - September 30, 2012)	87,905	87,830
Additional paid-in capital	37,282,999	34,252,571
Accumulated deficit	(54,431,834)	(54,017,536)

Total stockholders' equity (deficiency)	(17,060,930)	(19,677,135)

	$6,802,835	$5,783,813

See accompanying notes to condensed consolidated financial statements.

THE SPENDSMART PAYMENTS COMPANY

Unaudited Condensed Consolidated Statements of Operations

For the three months ended December 31, 2012 and 2011

	2012	2011
	(restated)	(restated)

Revenues	$247,497	$235,176

Operating expenses:
Selling and marketing	4,654,948	1,492,478
Personnel related	3,893,183	1,621,207
Processing	387,354	911,127
General and administrative	314,644	234,015

Total operating expenses	9,250,129	4,258,827

Loss from operations	(9,002,632)	(4,023,651)

Nonoperating income (expense):
Interest income	1,044	1,450
Change in fair value of derivative liabilities	8,587,290	519,471

	8,588,334	520,921

Net loss and comprehensive net loss	$(414,298)	$(3,502,730)

Basic and diluted net loss per share	$(0.06)	$(0.56)

Basic and diluted weighted average number of common shares outstanding used in computing basic and diluted net loss per share	6,898,772	6,305,900

See accompanying notes to condensed consolidated financial statements.

THE SPENDSMART PAYMENTS COMPANY

Consolidated Statements of Changes in Stockholders' Deficiency and Redeemable Preferred and Common Stock (not classified as equity)

For the three months ended December 31, 2012

	Redeemable Series B Preferred Stock		Redeemable Common Stock				Common Stock		Additional		Total
	(not classified as equity)		(not classified as equity)		Series A Preferred Stock		(classified as equity)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency

Balance at September 30, 2012	10,165	$8,656,892	784,750	$1,026,173	353	$-	5,855,313	$87,830	$34,252,571	$(54,017,536)	$(19,677,135)
Issuance of common stock and warrants for cash, less issuance costs	-	-	-	-	-	-	-	-	-	-	-
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	-	-	914,665	4,866,192	-	-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	-	-	(3,114,932)	-	-	-	-	-	-	-
Conversions of preferred stock to common stock	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	4,000	60	23,940	-	24,000
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	2,997,503	-	2,997,503
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-
Exercise of warrants to purchase common stock	-	-	-	-	-	-	1,000	15	8,985	-	9,000
Forfeiture of accrued compensation	-	-	-	-	-	-	-	-	-	-	-
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(414,298)	(414,298)

Balance at December 31, 2012 (restated)	10,165	8,656,892	1,699,415	2,777,433	353	$-	5,860,313	$87,905	$37,282,999	$(54,431,834)	$(17,060,930)

See accompanying notes to condensed consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2012 and 2011

	2012	2011
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(414,298)	$(3,502,730)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	1,132	-
Stock based compensation	2,997,503	1,022,010
Issuance of common stock for services	24,000	73,999
Change in fair value of derivative liabilities	(8,587,290)	(519,471)
Changes in operating assets and liabilities:
Amounts on deposit with card processor	-	(13,635)
Prepaid insurance	17,687	16,750
Amounts on deposit with or due from merchant processors	57,815	(89,521)
Prepaid officer compensation	-	(263,418)
Other assets	-	(64,238)
Accounts payable and accrued liabilities	1,835,586	(851,333)
Accrued and deferred personnel compensation	288,329	(16,854)

Cash flows from operating activities	(3,779,536)	(4,208,441)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	4,866,192	4,173,643
Exercise of warrants to purchase common stock	9,000	-

Cash flows from financing activities	4,875,192	4,173,643

Change in cash and cash equivalents	1,095,656	(34,798)

Cash and cash equivalents, beginning of period	5,509,911	1,386,402

Cash and cash equivalents, end of period	$6,605,567	$1,351,604

See accompanying notes condensed consolidated financial statements.

1.	Restatement of previously issued financial statements

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three months ended December 31, 2012 and 2011 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change will affect the derivative liabilities, change in fair value of derivative liabilities, and stock based compensation as of and for the three months ended December 31, 2012 and 2011.

As part of the restatement process, the Company also corrected tables with respect to options and warrants outstanding. The financial effects of correcting these tables were not significant, however were included as part of the restatement.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012, as amended:

Consolidated Statement of Operations

For the three months ended December 31, 2011

	As Previously Reported	Adjustments	As Restated
Personnel related	$1,955,128	(333,921)	1,621,207
Total operating expenses	$4,592,748	(333,921)	4,258,827
Loss from operations	$(4,357,572)	333,921	(4,023,651)
Change in fair value of derivative liabilities	$105,667	413,804	519,471
Net loss and comprehensive net loss	$(4,250,455)	747,725	(3,502,730)
Basic and diluted net loss per share	$(0.67)	0.11	(0.56)

Consolidated Statement of Cash Flows

For the three months ended December 31, 2011

	As Previously Reported	Adjustments	As Restated
Net loss	$(4,250,455)	747,725	(3,502,730)
Stock based compensation	$1,355,931	(333,921)	1,022,010
Change in fair value of derivative liabilities	$(105,667)	(413,804)	(519,471)

Consolidated Balance Sheet

For the three months ended December 31, 2012

	As Previously Reported	Adjustments	As Restated
Derivative liabilities	$14,580,310	(5,707,043)	8,873,267
Total current liabilities	$18,136,483	(5,707,043)	12,429,440
Redeemable Common stock	$1,034,281	1,743,152	2,777,433
Redeemable Series B convertible preferred stock	$8,368,048	288,844	8,656,892
Additional paid-in capital	$39,519,487	(2,236,488)	37,282,999
Accumulated deficit	$(60,343,369)	5,911,535	(54,431,834)
Total stockholders’ equity (deficiency)	$(20,735,977)	3,675,047	(17,060,930)

Consolidated Statement of Operations

For the three months ended December 31, 2012

	As Previously Reported	Adjustments	As Restated
Personnel related	$5,412,358	(1,519,175)	3,893,183
Total operating expenses	$10,769,304	(1,519,175)	9,250,129
Loss from operations	$(10,521,807)	1,519,175	(9,002,632)
Change in fair value of derivative liabilities	$9,387,924	(800,634)	8,587,290
Net loss and comprehensive net loss	$(1,132,839)	718,541	(414,298)
Basic and diluted net loss per share	$(0.16)	0.10	(0.06)

Consolidated Statement of Cash Flows

For the three months ended December 31, 2012

	As Previously Reported	Adjustments	As Restated
Net loss	$(1,132,839)	718,541	(414,298)
Stock based compensation	$4,516,678	(1,519,175)	2,997,503
Change in fair value of derivative liabilities	$(9,387,924)	800,634	(8,587,290)

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

2.	Basis of Presentation

The SpendSmart Payments Company (hereinafter referred to as “we” or “the/our Company”) is a Colorado corporation. Through our subsidiary incorporated in the state of California, The SpendSmart Payments Company. (“SpendSmart-CA”), we issue and service prepaid cards marketed to young people and their parents. We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying unaudited consolidated financial statements include the accounts of our Company and SpendSmart-CA as of and through December 31, 2012. All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2012 in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 7, 2013.

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

The SpendSmart Payments Company

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended December 31, 2012 totaled $1,132 (for the three months ended December 31, 2011, there was no depreciation expense)..

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

Derivatives

We account for certain of our outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The 2012 Warrants and 2013 Warrants were determined to be ineligible for equity classification due to certain share registration provisions which may result in future settlement obligations which require net cash settlement. These derivative liabilities which arose from the issuance of the 2010, 2012 and 2013 Warrants (less reductions in derivative liabilities outstanding and changes to the fair value of derivative liabilities) resulted in an ending balance of derivative liabilities of $8,873,267 and $14,345,625, as of December 31, 2012 and September 30, 2012, respectively. During the three months ended December 31, 2011, we had reductions in derivative liabilities (with a corresponding increase in additional paid-in capital) totaling $481,418 due to the expiration of anti-dilution provisions for certain of the 2010 Warrants.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

We recognized gains due to changes in the fair value of derivatives for the three months ended December 31, 2012 and 2011 totaling $8,587,290 and ($79,108), respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), we will record income when the market value of our common stock decreases and will record expense when the value of our stock increases. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

These derivative liabilities are remeasured to estimated fair value at December 31, 2012 and September 30, 2012, using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighed average risk-free interest rate of 0.69% and 0.29% at December 31, 2012 and September 30, 2012, respectively, and weighted average volatility of 75.5% and 72.7% at December 31, 2012 and September 30, 2012, respectively.

At December 31, 2012 and September 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$8,873,267	$–	$–	$8,873,267
Total	$8,873,267	$–	$–	$8,873,267

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$14,345,625	$–	$–	$14,345,625
Total	$14,345,625	$–	$–	$14,345,625

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended December 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2012	$14,345,625
Issuance of warrants with derivative liabilities	3,114,940
Changes in estimated fair value	(8,587,298)

Ending balance at December 31, 2012	$8,873,267

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

During the three months ended December 31, 2012 and 2011, we issued 4,000 shares of our common stock (in each respective period) to a contractor in exchange for programming services performed. In connection with these issuances of shares, we recognized expenses of $24,000 during the respective periods.

During the three months ended December 31, 2012 and 2011, we entered into subscription agreements with 63 and 56 accredited investors, respectively, pursuant to which we issued 914,665 and 784,750 shares of our common stock, respectively. We also issued five-year warrants to purchase up to an additional 541,667 shares of our common stock with an exercise price of $7.50 per share (333,333 in fiscal 2012) and five-year warrants to purchase an additional 93,250 shares of our common stock with an exercise price of $9.00 per share (112,854 in fiscal 2012). The common stock and warrants were issued in exchange for gross proceeds totaling $5,487,990 ($4,866,192 net of cash commissions and related expenses totaling $621,798) in fiscal 2013 and $4,708,500 ($4,173,643 net of cash commissions and related expenses totaling $534,857) in fiscal 2012. We also issued five-year warrants to purchase up to a total of up to 91,467 shares of our common stock with an exercise price of $7.50 per share to our placement agent who assisted us in connection with the transactions in fiscal 2013 and five-year warrants to purchase up to a total of up to 78,475 shares of our common stock with an exercise price of $9.00 per share to our placement agent in fiscal 2012.

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

5.	Convertible Preferred Stock

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

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

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

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

At December 31, 2012 and September 30, 2012, the Series B preferred stock was convertible into 1,694,167 shares of our common stock at an effective price of $6.00 per share (which conversion automatically took place on January 19, 2013).

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

Pursuant to the terms of the Endorsement Agreement, we issued the endorser warrants to purchase up to 133,333 shares of our common stock, as follows: 1) warrants to purchase 66,667 shares of our common stock vested upon the Effective Date, and 2) warrants to purchase another 66,667 shares of our common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price $7.05 per share. We also issued the endorser warrants to purchase up to an additional 133,333 shares of our common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $7.05 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Endorsement Agreement is extended, which is at the sole discretion of the endorser, the endorser will receive additional warrants to purchase 133,333 shares of our Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. We recognized $304,049 in expense related to the warrants issued to the endorser during the three months ended December 31, 2012.

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

In October 2012, our Company granted a five-year warrant to purchase up to 133,333 shares of common stock to Chris Leong, a member of our Board of Directors. The warrant vests monthly over a period of twelve months; has an exercise price of $6.90 per share; and includes a cashless exercise option. In November 2012, our Company granted warrants to purchase up to 333,333 shares of common stock to William Hernandez, our Company’s President and a member of our Board of Directors (as of January 2013). The warrants vest over a period of three years; have an exercise price of $7.35 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $1,210,150 of which $286,272 was recognized as a noncash charge to personnel related expense during the three months ended December 31, 2012.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

On August 5, 2011, we entered into an investor relations services agreement with SPN Investments, Inc. (“SPN”) that resulted in SPN receiving 66,667 shares of our common stock through August 4, 2012. Through December 31, 2011, SPN earned 44,445 shares of common stock under this agreement and we recognized a noncash charge to general and administrative expense totaling $50,000 during the three months ended December 31, 2011.

7.	Stockholders’ equity

On February 13, 2013, the Shareholders of SpendSmart Payments Company (hereinafter referred to as “we” or “the/our Company”) authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of fifteen to one shares, which became effective on April 25, 2013. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three month periods ended December 31, 2013 and 2012, respectively and the balance sheet at September 30, 2012.

Stock options

On January 8, 2013, our Board of Directors approved the adoption of the BillMyParents, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by the Company’s shareholders on February 15, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 3,000,000 shares of the common stock of our Company. On August 4, 2011, our Board of Directors approved the adoption of the BillMyParents, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of our Company. We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 266,667 shares of the common stock of our Company. Upon shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

Through December 31, 2012, we have outstanding and vested a total of 1,865,000 and 987,361, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from April 2013 to November 2017. During the three months ended December 31, 2012, we issued a five-year option to purchase up to 333,333 shares of our Company’s common stock to our Company’s President at an exercise price $7.35 per share.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 286,667 shares of our common stock during the three months ended December 31, 2012, including a five-year warrant to purchase up to 133,333 shares (exercise price of $10.35 per share) to a member of our Board of Directors. Our Company issued warrants to purchase up to 173,333 shares of our common stock during the three months ended December 31, 2011, including five year warrants to purchase up to 166,667 shares (exercise price of $7.65 per share) to Mr. Blech. Through December 31, 2012, we have issued warrants to purchase up to a total of 3,732,658 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property. Warrants to purchase up to 3,732,658 shares of common stock remain outstanding at December 31, 2012, 1,976,097 of which have vested. The warrants have remaining terms ranging from 1 to 119 months as of December 31, 2012 and exercise prices ranging from $5.55 to $15.00 per share.

Through December 31, 2012, we have also issued warrants to purchase up to 4,717,276 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 4,676,872 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

The numbers and exercise prices of all options and warrants outstanding at December 31, 2012 are as follows:

	Weighted
	Average
Shares	Exercise	Expiration
Outstanding	Price	Fiscal Period

26,667	8.40	2nd Qtr, 2013
19,667	9.30	3rd Qtr, 2013
124,000	7.20	4th Qtr, 2013
134,445	6.60	1st Qtr, 2014
42,044	8.25	2nd Qtr, 2014
60,667	9.60	3rd Qtr, 2014
35,000	7.65	4th Qtr, 2014
106,973	7.65	1st Qtr, 2015
78,100	7.80	2nd Qtr, 2015
10,600	10.05	3rd Qtr, 2015
103,918	6.75	4th Qtr, 2015
695,571	8.10	1st Qtr, 2016
882,800	7.20	2nd Qtr, 2016
960,100	6.45	3rd Qtr, 2016
1,299,958	6.75	4th Qtr, 2016
697,996	7.95	1st Qtr, 2017
859,750	6.15	2nd Qtr, 2017
1,273,600	7.80	3rd Qtr, 2017
1,992,958	6.75	4th Qtr, 2017
736,383	7.95	1st Qtr, 2018
133,333	7.05	1st Qtr, 2023
10,274,530

Stock-based compensation

During the three months ended December 31, 2012, we recognized stock-based compensation expense totaling $2,997,503, ($1,022,010 for the three months ended December 31, 2011) in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended December 31, 2012:

Expected life (in years)	4.69 years
Weighted average volatility	99.9%
Forfeiture rate	0%
Risk-free interest rate	0.83%
Expected dividend rate	0%

At December 31, 2012, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $7.05 per share while the corresponding weighted average remaining contractual period was approximately 43.9 months. As of December 31, 2012, $11,152,747 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2022.

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

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

9.	Subsequent events

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

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

The common stock and related warrants are subject to certain registration rights. Prior to amending the registration rights agreement in March 2013, the 2012 and 2013 Warrants contained a cashless exercise option (the “Penalty”). Despite the Penalty, the registration rights agreements did not include certain prescribed liquidating damage penalties in the event our Company failed to cause the related registration statement to be declared effective and consequently, the presumption under GAAP was that the common stock and related warrants may be settled in cash. Therefore the common stock was classified as redeemable common stock, outside of equity as of September 30, 2012. In addition, the 2012 and 2011 Warrants were also included in derivative liabilities as of September 30, 2012. On March 20, 2013, the Company amended its warrant and registration rights agreement whereby removing all terms that required net cash settlement. As of March 31, 2013, the 1,699,415 shares of common stock of $1,034,281 and related 2012 and 2013 warrants of $14,345,625 are classified as equity and are not reported as derivative liabilities.

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

A Notice of Election to Participate was provided to the affected warrant holders on June 10, 2013. These warrant holders had until 5:00 p.m. ET on July 15, 2013, to exercise their outstanding warrants at $2.25 per share. Pursuant to the Offer to Amend and Exercise, on July 15, 2013 an aggregate of 662,540 warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $1,490,715, including the following warrants: 85,974 $9.00 December Warrants; 99,703 $9.00 Investor Warrants; 83,334 $7.50 Investor Warrants; 82,408 $9.00 2011 Warrants; 93,751 $7.50 2011 Warrants; 154,870 $9.00 2010 Warrants; and 62,500 $6.00 2010 Warrants.

On October 1, 2013, Jerold Rubinstein was elected as a new board of director and head of the Audit Committee. He received 133,333 warrants with an exercise price of 2.00 per share.

On October 1, 2013, Brian Thompson resigned as a member of the board and as head of the Audit Committee.

On October 15, 2013, the Company, through its wholly owned subsidiary The SpendSmart Payments Company, a California corporation, entered into an Asset Purchase Agreement (the “Agreement”) with Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS”) a Nevada corporation, whereby, upon the completion of certain closing conditions, the Company will purchase substantially all of the assets of SMS.  In consideration for such assets, the Company has agreed to issue SMS an aggregate of five million two hundred and fifty thousand shares of common stock of the Company. The closing of the Agreement is subject to standard and customary closing deliverables and is contingent upon, among other things, the Company completing due diligence of the assets and business of SMS to its sole satisfaction.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, SpendSmart-CA. Our Company purchased SpendSmart-CA on October 16, 2007. We have no other operations than those of SpendSmart-CA. We are a Colorado corporation and operate in one business segment.

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

	FY 13, Q1	FY 12, Q1	Change	% Change

Marketing consulting	$106,725	$219,382	$(112,657)	(51.4)%
Public relations	38,645	34,923	3,722	10.7%
Direct marketing	30,685	1,138,376	(1,107,691)	(97.3)%
Marketing programs	4,478,429	71,095	4,407,334	6199.2%
Market research	349	28,162	(27,813)	(98.8)%

Other	115	540	(425)	(78.7)%

	$4,654,948	$1,492,478	$3,162,470	211.9%

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

Personnel related expenses

Personnel related expenses totaled $3,893,185 for the three months ended December 31, 2012 ($1,621,207 for the three months ended December 31, 2011). This amounted to an increase of $2,271,976 from fiscal 2012 to fiscal 2013 or 140.1%. The following is a detail of the significant components of personnel related expenses for the respective periods.

	FY 13, Q1	FY 12, Q1	Change	% Change

Salaries and wages	$703,731	$493,680	$210,051	42.5%
Share based compensation	2,997,503	1,022,010	1,975,493	193.3%
Consulting and outside services	109,864	34,200	75,664	221.2%

Other	82,085	71,317	10,768	15.1%

	$3,893,183	$1,621,207	$2,271,976	140.1%

Overall increases in personnel related expenses reflected the addition of employees and consultants over the prior fiscal year, including a new President and Controller as well as provisions for bonuses accrued during the quarter. Stock based compensation was significantly higher in the most recently completed quarter compared to the prior comparable quarter due to option and warrant grants made to directors, executive officers and endorsers in the most recently completed quarter (and in prior periods that vested in the current quarter). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $387,354 for the three months ended December 31, 2012 ($911,127 for the three months ended December 31, 2011). This resulted in a decrease of $523,773 and a percentage decrease of 57.5% for the corresponding period in fiscal 2012. The following is a detail of the significant components of processing expenses for the respective periods.

	FY 13, Q1	FY 12, Q1	Change	% Change

Card processing	$29,387	$90,320	$(60,933)	(67.5)%
Fraud losses	4,169	32,190	(28,021)	(87.0)%
Account initiation	382	102,584	(102,202)	(99.6)%
Card creation	13,876	136,722	(122,846)	(89.9)%
Account holder communications	11,666	17,656	(5,990)	(33.9)%
Merchant credit card fees	78,074	86,893	(8,819)	(10.1)%
Contracted software development	185,998	264,114	(78,116)	(29.6)%
Customer service	47,832	109,418	(61,586)	(56.3)%

Other	15,970	71,230	(55,260)	(77.6)%

	$387,354	$911,127	$(523,773)	(57.5)%

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

	FY 13, Q1	FY 12, Q1	Change	% Change

Accounting	$55,424	$44,743	$10,681	23.9%
Insurance	17,881	16,996	885	5.2%
Investor relations	33,151	28,171	4,980	17.7%
Investor relations consulting	-	49,998	(49,998)	(100.0)%
Legal fees - general counsel	98,768	26,569	72,199	271.7%
Rent	20,594	8,325	12,269	147.4%
Travel and lodging	36,959	17,533	19,426	110.8%
Seminars	5,292	3,422	1,870	54.6%
Telecommunications	21,318	11,712	9,606	82.0%

Other	25,257	26,546	(1,289)	(4.9)%

	$314,644	$234,015	$80,629	34.5%

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

Total operating expenses

Total operating expenses for the three months ended December 31, 2012 and 2011, were $9,250,129 and $4,258,827, respectively. The increase in operating expenses totaled $4,991,302 in our first quarter fiscal 2013 compared to first quarter fiscal 2012 or 117.2%. Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $2,997,503 and $1,022,010 for the three months ended December 31, 2012 and 2011, respectively.

Nonoperating Income and Expense

For the three months ended December 31, 2012 interest income totaled $1,044 ($1,450 for fiscal 2012), while we incurred no interest expense in either fiscal 2013 or fiscal 2012.

We recognized a gain from the change in the fair value of derivative liabilities of $8,587,290 for the three months ended December 31, 2012 compared to a gain of $519,471 in the comparable period in fiscal 2012. The gain is the result of the decrease in the value of derivative liabilities outstanding at December 31, 2012 from September 30, 2012.

Net Loss and Net Loss per Share

For the three months ended December 31, 2012, our net loss totaled $414,298 ($3,502,730 for the three months ended December 31, 2011). Our basic and diluted net loss per share was $0.06 and $0.56 for the three months ended December 31, 2012 and 2011, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable. At December 31, 2012, our total assets were $6,802,835, while we had negative working capital of $5,639,886. Total liabilities were $12,429,440 (all of which were current) and our stockholders’ deficiency totaled $17,060,930. Also included in current liabilities were amounts arising in connection with derivative liabilities totaling $8,873,267. These liabilities represent the fair value of the warrants. Any future settlement of these securities could result either: 1) upon their expiration unexercised; or 2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by the outstanding warrants accounted for as derivatives).

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three months ended December 31, 2012 and 2011 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The aforementioned error constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments. In order to remediate such condition, we undertook and put in place the following actions.

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

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY OVERALL AND HAVE ONLY RECENTLY EMBARKED ON OUR CURRENT CORPORATE FOCUS OF PROVIDING ONLINE PAYMENT SOLUTIONS.

We completed our acquisition of SpendSmart-CA on October 16, 2007. SpendSmart-CA was formed in April 2007 to pursue opportunities in the gift card industry. We subsequently refocused our efforts on providing prepaid cards for young people and their parents. We do not currently have an adequate level of operating revenues that would support profitable operations and we have a limited operating history. Because we have a limited operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company. Furthermore, our revised business focus centered on SSPC has been ongoing only since 2009. We have limited experience as to whether SSPC will be popular with consumers. Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

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

OUR NET OPERATING LOSS (“NOL”) CARRY-FORWARD IS LIMITED.

We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL. This gives rise to uncertainty as to whether the net deferred tax asset is realizable. Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, it is likely that given our acquisition of SpendSmart-CA, future utilization of the NOL will be severely limited. Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

The SpendSmart Payments Company, a Colorado corporation

By:	/s/ MICHAEL MCCOY
Michael McCoy, Chief Executive Officer

October 21, 2013

By:	/s/ KIM PETRY
Kim Petry, Chief Financial Officer

October 21, 2013

Exhibit Index

Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report

