Form 10-Q/A
period 2013-03-31
SpendSmart Payments Co
filed 2013-10-21
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

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

2680 Berkshire Parkway Suite 130
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

At October 18, 2013 there were 10,356,423 shares outstanding of the issuer’s common stock, par value $0.001 per share.

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) for the three and six ended March 31, 2013 and 2012, which was originally filed with the Securities and Exchange Commission on May 17, 2013 (the “Original 10-Q”). This Amendment is being filed to include restated financial statements as described in Note 1, “Restatement of previously issued financial statements”, of the Notes to the Condensed Consolidated Statements. The condensed consolidated statements are being restated to correct accounting errors as follows:

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and six months ended March 31, 2013 and 2012. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change affects the derivative liabilities, changes in fair value of derivative liabilities, and stock based compensation as of and for the three and six months ended March 31, 2013 and 2012.

As part of the restatement process, the Company also corrected its tables with respect to options and warrants outstanding. While the financial effects of correcting these tables were not significant, such tables were included as part of the restatement.

In addition, the Company had previously concluded that they did not maintain effective controls over financial reporting relating to the classification and reporting of financial instruments and consequently that deficiency represented a material weakness over financial reporting as of March 31, 2013. The aforementioned error constitutes an additional deficiency and therefore the Company’s assessment of internal control over financial reporting as of March 31, 2013 has not changed.

The following sections of this Amended 10-Q have been amended to reflect the restatement:

Part I – Item 1 – Financial Statements and Notes to the Consolidated Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Result of Operations

Part I - Item 4 - Controls and Procedures

Part II - Item 1-Legal Proceedings

For the convenience of the reader, this Amended 10-Q sets forth the Company’s Original 10-Q/A in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Filing of the Original 10-Q.

This Amended 10-Q has been signed as of the date hereof and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of the date hereof.  Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

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

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Balance Sheets

	March 31,
	2013	September 30,
	(unaudited)	2012*
	(restated)
Assets
Current assets:
Cash and cash equivalents	$2,454,245	$5,509,911
Amounts on deposit with or due from merchant processors	207,536	203,479
Prepaid insurance	97,127	56,010

Total current assets	2,758,908	5,769,400

Property and equipment, net of accumulated depreciation of $46,320 ($44,057 – September 30, 2012)	6,450	8,713
Other assets	5,700	5,700

	$2,771,058	$5,783,813

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$1,014,947	$1,161,191
Accrued and deferred personnel compensation	374,621	271,067
Derivative liabilities	317,929	14,345,625

Total current liabilities	1,707,497	15,777,883

Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $0 converted to common stock at January 19, 2013 (10,165 shares issued and outstanding at September 30, 2012; liquidation preference of $10,165,000 at September 30, 2012)	-	8,656,892

Redeemable common stock; $0.001 par value; 0 shares issued and outstanding, and not classified as equity at March 31, 2013 (784,750 shares issued and outstanding, and not classified as equity at September 30, 2012)	-	1,026,173

Commitments and contingencies

Stockholders’ equity (deficiency):
Series A convertible preferred stock; $.001 par value; 10,000,000 shares authorized; 353 shares issued and outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 9,261,062 shares issued and outstanding (5,855,313 – September 30, 2012)	138,917	87,830
Additional paid-in capital	59,945,128	34,252,571
Accumulated deficit	(59,020,484)	(54,017,536)

Total stockholders' equity (deficiency)	1,063,561	(19,677,135)

	$2,771,058	$5,783,813

See accompanying notes to condensed consolidated financial statements.

*Derived from audited financial information.

THE SPENDSMART PAYMENTS COMPANY

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2013 and 2012

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
	(restated)	(restated)	(restated)	(restated)
Revenues	$298,686	$282,339	$546,182	$517,515

Operating expenses:
Selling and marketing	323,677	303,884	4,978,625	1,796,362
Personnel related	3,372,126	1,835,396	7,265,308	3,456,603
Processing	554,822	577,940	942,176	1,489,067
General and administrative	459,102	386,933	773,748	620,948

Total operating expenses	4,709,727	3,104,153	13,959,857	7,362,980

Loss from operations	(4,411,041)	(2,821,814)	(13,413,675)	(6,845,465)

Non-operating income (expense):
Interest income	1,132	1,161	2,176	2,611
Change in fair value of derivative liabilities	(178,739)	934,872	8,408,551	1,454,343

	(177,607)	936,033	8,410,727	1,456,954

Net loss and comprehensive net loss	$(4,588,648)	$(1,885,781)	$(5,002,948)	$(5,388,511)

Deemed dividend on preferred stock	-	(137,802)	-	(137,802)
Net loss and comprehensive net loss applicable to common shareholders	$(4,588,648)	$(2,023,583)	$(5,002,948)	$(5,526,313)
Basic and diluted net loss per share	$(0.59)	$(0.31)	$(0.70)	$(0.93)

Basic and diluted weighted average number of common shares outstanding used in computing basic and diluted net loss per share	7,768,072	6,505,248	7,116,097	5,952,662

See accompanying notes to condensed consolidated financial statements.

THE SPENDSMART PAYMENTS COMPANY

Consolidated Statements of Changes in Stockholders' Deficiency and Redeemable Preferred and Common Stock (not classified as equity)

For the six months ended March 31, 2013

	Redeemable Series B Preferred Stock (not classified as equity)		Redeemable Common Stock (not classified as equity)		Series A Preferred Stock		Common Stock (classified as equity)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency

Balance at September 30, 2012	10,165	$8,656,892	784,750	$1,026,173	353	$-	5,855,313	$87,830	$34,252,571	$(54,017,536)	$(19,677,135)
Issuance of common stock and warrants for cash, less issuance costs	-	-	-	-	-	-	-	-	-	-	-
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	-	-	914,665	4,866,192	-	-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	-	-	(3,114,932)	-	-	-	-	-	-	-
Conversions of preferred stock to common stock	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	11,167	168	66,834	-	67,002
Common Shares (reclassify from convertible common stock)	-	-	(1,699,415)	(2,777,433)	-	-	1,699,415	25,491	2,751,942	-	2,777,433
Series B (reclassify from convertible preferred stock)	(10,165)	(8,656,892)	-	-	-	-	1,694,167	25,413	8,631,479	-	8,656,892
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	5,499,232	-	5,499,232
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-
Exercise of warrants to purchase common stock	-	-	-	-	-	-	1,000	15	8,985	-	9,000
Forfeiture of accrued compensation	-	-	-	-	-	-	-	-	-	-	-
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	8,734,085	-	8,734,085
Net loss	-	-	-	-	-	-	-	-	-	(5,002,948)	(5,002,948)

Balance at March 31, 2013 (restated)	-	-	-	-	353	$-	9,261,062	$138,917	$59,945,128	$(59,020,484)	$1,063,561

See accompanying notes to condensed consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2013 and 2012

	2013	2012
	(restated)	(restated)
Cash flows used in operating activities:
Net loss	$(5,002,948)	$(5,388,511)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	2,263	-
Stock based compensation	5,499,232	2,336,469
Issuance of common stock for services	67,002	289,198
Change in fair value of derivative liabilities	(8,408,551)	(1,454,343)
Changes in operating assets and liabilities:
Prepaid insurance	(41,117)	33,500
Amounts on deposit with or due from merchant processors	(4,057)	(183,484)
Accounts payable and accrued liabilities	(146,237)	(963,210)
Accrued and deferred personnel compensation	103,555	(187,301)

Cash flows used in operating activities	(7,930,858)	(5,517,682)

Cash flows used in financing activities:
Proceeds from issuance of common stock and warrants, net	4,866,192	4,814,923
Exercise of warrants to purchase common stock	9,000	-

Cash flows from financing activities	4,875,192	4,814,923

Change in cash and cash equivalents	(3,055,666)	(702,759)

Cash and cash equivalents, beginning of period	5,509,911	1,386,402

Cash and cash equivalents, end of period	$2,454,245	$683,643

See accompanying notes to condensed consolidated financial statements.

1.	Restatement of previously issued financial statements

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the years ended September 30, 2012 and 2011. Those errors also impacted the March 31, 2013 and 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change affected the derivative liabilities, changes in fair value of derivative liabilities, and stock based compensation as of and for the three and six months ended March 31, 2013 and 2012.

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

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012, as amended:

Consolidated Statement of Operations

For the three and six months ended March 31, 2012

	For the three months ended March 31, 2012			For the six months ended March 31, 2012
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Personnel related	$2,249,495	(414,099)	1,835,396	4,204,623	(748,020)	3,456,603
Total operating expenses	$3,518,252	(414,099)	3,104,153	8,111,000	(748,020)	7,362,980
Loss from operations	$(3,235,913)	414,099	(2,821,814)	(7,593,485)	748,020	(6,845,465)
Change in fair value of derivative liabilities	$73,146	861,726	934,872	178,813	1,275,530	1,454,343
Net loss and comprehensive net loss	$(3,161,606)	1,275,825	(1,885,781)	(7,412,061)	2,023,550	(5,388,511)
Deemed dividend on preferred stock	$-	(137,802)	(137,802)	-	(137,802)	(137,802)
Net loss and comprehensive net loss applicable to common shareholders	$(3,161,606)	1,138,023	(2,023,583)	(7,412,061)	1,885,748	(5,526,313)
Basic and diluted net loss per share	$(0.50)	0.19	(0.31)	(1.25)	0.32	(0.93)

Consolidated Statement of Cash Flows

For the six months ended March 31, 2012

	For the six months ended March 31, 2012
	As Previously Reported	Adjustments	As Restated
Net loss	$(7,412,061)	2,023,550	(5,388,511)
Stock based compensation	$3,084,489	(748,020)	2,336,469
Change in fair value of derivative liabilities	$178,813	1,275,530	1,454,343

Consolidated Balance Sheet

For the six months ended March 31, 2013

	For the six months ended March 31, 2013
	As Previously Reported	Adjustments	As Restated
Derivative liabilities	$433,727	(115,798)	317,929
Total current liabilities	$1,823,295	(115,798)	1,707,497
Additional paid-in capital	$66,579,624	(6,634,496)	59,945,128
Accumulated deficit	$(65,770,778)	6,750,294	(59,020,484)
Total stockholders’ equity (deficiency)	$947,763	115,798	1,063,561

Consolidated Statement of Operations

For the three and six months ended March 31, 2013

	For the three months ended March 31, 2013			For the six months ended March 31, 2013
	As Previously Reported	Adjustments	As Restated	As Previously Reported on Form 10-Q	Adjustments	As Restated
Personnel related	$4,070,580	(698,454)	3,372,126	9,482,937	(2,217,629)	7,265,308
Total operating expenses	$5,408,181	(698,454)	4,709,727	16,177,486	(2,217,629)	13,959,857
Loss from operations	$(5,109,495)	698,454	(4,411,041)	(15,631,304)	2,217,629	(13,413,675)
Change in fair value of derivative liabilities	$(319,044)	140,305	(178,739)	9,068,880	(660,329)	8,408,551
Net loss and comprehensive net loss	$(5,427,407)	838,759	(4,588,648)	(6,560,248)	1,557,300	(5,002,948)
Basic and diluted net loss per share	$(0.70)	0.11	(0.59)	(0.92)	0.22	(0.70)

Consolidated Statement of Cash Flows

For the six months ended March 31, 2013

	For the six months ended March 31, 2013
	As Previously Reported	Adjustments	As Restated
Net loss	$(6,560,248)	1,557,300	(5,002,948)
Stock based compensation	$7,716,861	(2,217,629)	5,499,232
Change in fair value of derivative liabilities	$(9,068,880)	660,329	(8,408,551)

2.	Reverse Stock Split

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

3.	Basis of Presentation

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

Derivatives

We account for certain of our outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $317,929 and $1,015,284 as of March 31, 2013 and September 30, 2012, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital. The value of the derivative liability that was reclassified to additional paid in capital at March 20, 2013 was $8,734,085.

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

These derivative liabilities are remeasured to estimated fair value at March 31, 2013 and September 30, 2012, using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighed average risk-free interest rate of 0.69% and 0.29% at March 31, 2013 and September 30, 2012, respectively, and weighted average volatility of 75.5% and 72.7% at March 31, 2013 and September 30, 2012, respectively.

At March 31, 2013 and September 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2013
	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$317,929	$–	$–	$317,929
Total	$317,929	$–	$–	$317,929

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$14,345,625	$–	$–	$14,345,625
Total	$14,345,625	$–	$–	$14,345,625

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2012	$14,345,625
Issuance of warrants with derivative liabilities	3,114,940
Changes in estimated fair value	(8,408,551)
Reclassification of derivative liability to additional paid in capital	(8,734,085)
Ending balance at March 31, 2013	$317,929

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

5.	Issuances of common stock and warrants

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

During the six months ended March 31, 2012, the Company issued Series B preferred stock with warrants to purchase additional common stock. The fair value of the warrants issued was approximately $137,802 at the issue date, resulting in a beneficial conversion feature and an immediate deemed dividend of approximately $137,802.

6.	Convertible Preferred Stock

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

7.	Agreements for services, officer and Board of Directors’ compensation

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

Pursuant to the terms of the Endorsement Agreement, we issued the endorser warrants to purchase up to 133,334 shares of our common stock, as follows: 1) warrants to purchase 66,667 shares of our common stock vested upon the Effective Date, and 2) warrants to purchase another 66,667 shares of our common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price $7.05 per share. We also issued the endorser warrants to purchase up to an additional 133,333 shares of our common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $7.05 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Endorsement Agreement is extended, which is at the sole discretion of the endorser, the endorser will receive additional warrants to purchase 133,333 shares of our Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. We recognized $150,674 and $454,723 in expense related to the warrants issued to the endorser during the three and six months ended March 31, 2013.

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

In October 2012, our Company granted a five-year warrant to purchase up to 133,333 shares of common stock to Chris Leong, a member of our Board of Directors. The warrant vests monthly over a period of twelve months; has an exercise price of $6.90 per share; and includes a cashless exercise option. In November 2012, our Company granted warrants to purchase up to 333,333 shares of common stock to William Hernandez, our Company’s President and a member of our Board of Directors (as of January 2013). The warrants vest over a period of three years; have an exercise price of $7.355 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $1,210,150 of which $80,677 and $366,949 was recognized as a noncash charge to personnel related expense during the three and six months ended March 31, 2013, respectively.

In February 2013, our Company granted warrants to purchase up to 200,000 shares of common stock to Kim Petry, our Company’s CFO. The warrants vest over a period of three years; have an exercise price of $5.85 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $587,802 of which $81,695 was recognized as a noncash charge to personnel related expense during the three months ended March 31, 2013.

8.	Stockholders’ equity

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

Through March 31, 2013, we have outstanding and vested a total of 1,805,000 and 1,160,555, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from April 2013 to November 2017.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 200,000 and 486,667 shares of our common stock during the three and six months ended March 31, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $6.90 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 200,000 shares at $5.85 to our CFO. Our Company issued warrants to purchase up to 1,003,000 shares of our common stock during the three and six months ended March 31, 2012, including five-year warrants to purchase up to 166,667 shares (exercise price of $7.65 per share) to Mr. Blech, five-year warrants to purchase up to 666,667 (exercise price $6.00 per share) to Mr. Desantis, and five year warrants to purchase up to 3,000,000 (exercise price $6.60 per share) to Mr. Proto. Through March 31, 2013, we have issued warrants to purchase up to a total of 20,000 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property. Warrants to purchase up to 26,667 shares of common stock have expired. Warrants to purchase up to 3,905,992 shares of common stock remain outstanding at March 31, 2013, of which 2,351,970 have vested.

Through March 31, 2013, we have also issued warrants to purchase up to 4,717,276 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 4,676,872 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at March 31, 2013 are as follows:

	Weighted
	Average
Shares	Exercise	Expiration
Outstanding	Price	Fiscal Period
19,667	9.30	3rd Qtr, 2013
124,000	7.20	4th Qtr, 2013
134,445	6.60	1st Qtr, 2014
42,044	8.25	2nd Qtr, 2014
60,667	9.60	3rd Qtr, 2014
35,000	7.65	4th Qtr, 2014
106,973	7.65	1st Qtr, 2015
78,100	7.80	2nd Qtr, 2015
10,600	10.05	3rd Qtr, 2015
103,918	6.75	4th Qtr, 2015
695,572	8.10	1st Qtr, 2016
882,800	7.20	2nd Qtr, 2016
960,100	6.45	3rd Qtr, 2016
1,239,958	6.75	4th Qtr, 2016
697,996	7.95	1st Qtr, 2017
859,750	6.15	2nd Qtr, 2017
1,273,600	7.80	3rd Qtr, 2017
1,992,958	6.75	4th Qtr, 2017
736,383	7.95	1st Qtr, 2018
200,000	5.85	2nd Qtr, 2018
133,333	7.05	1st Qtr, 2023
10,387,864

Stock-based compensation

During the three and six months ended March 31, 2013, we recognized stock-based compensation expense totaling $2,501,729 and $5,499,232, respectively in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the six months ended March 31, 2013:

Expected life (in years)	4.33 years
Weighted average volatility	93.89%
Forfeiture rate	0%
Risk-free interest rate	.74%
Expected dividend rate	0%

At March 31, 2013, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $6.98 per share while the corresponding weighted average remaining contractual period was approximately 42.9 months. As of March 31, 2013, $9,084,508 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through February 2016.

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

10.	Subsequent Events

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

Selling and marketing expense Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Marketing consulting	$154,767	$261,257	$113,052	$332,434	$41,715	$(71,177)	36.9%	(21.4)%
Public relations	58,425	97,070	28,795	63,718	29,630	33,352	102.9%	52.3%
Direct marketing	15,351	46,036	106,029	1,244,405	(90,678)	(1,198,369	(85.5)%	(96.3)%
Marketing programs	72,358	4,550,788	49,869	120,963	22,489	4,429,825	45.1%	3662.1%
Market research	22,776	23,474	6,139	34,842	16,637	(11,368)	271.0%	(32.6)%

	$323,677	$4,978,625	$303,884	$1,796,362	$19,793	$3,182,263	6.5%	177.2%

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

Personnel related expenses

Personnel related expenses totaled $3,372,126 and $7,265,308 for the three and six months ended March 31, 2013, respectively. This amounted to an increase of $1,536,730 and $3,808,705, respectively, from fiscal 2012 to fiscal 2013 (83.7% and 110.2%, respectively). More significant components of these expenses for the three and six months ended March 31, 2013 and 2012 were as follows.

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Salaries and wages	$459,161	$880,060	$376,626	$870,306	$82,535	$9,754	21.9%	1.1%
Stock based compensation	2,501,729	5,499,232	1,314,459	2,336,469	1,187,270	3,162,763	90.3%	135,4%
Consulting and outside services	118,301	228,165	68,911	103,111	49,390	125,054	71.7%	121.3%

Other	292,935	657,851	75,400	146,717	217,535	511,134	288.5%	348.4%

	$3,372,126	$7,265,308	$1,835,396	$3,456,603	$1,536,730	$3,808,705	83.7%	110.2%

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

Processing Expenses Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Card processing	$106,662	$136,044	$102,213	$192,533	$4,449	$(56,484)	4.4%	(29.3)%
Fraud losses	1,233	5,402	11,285	43,475	(10,052)	(38,073)	(89.1)%	(87.6)%
Account initiation	2	384	3,897	106,481	(3,895)	(106,097)	(99.9)%	(99.6)%
Card creation	16,120	29,996	11,481	148,203	4,639	(118,207)	40.4%	(79.8)%
Account holder communications	12,361	24,027	13,551	31,207	(1,190)	(7,180)	(8.8)%	(23.0)%
Merchant credit card fees	67,851	145,925	91,605	178,498	(23,754)	(32,573)	(25.9)%	(18.2)%
Contracted software development	302,547	488,545	264,344	528,458	38,203	(39,913)	14.5%	(7.6)%
Customer service	34,867	82,699	70,938	180,356	(36,071)	(97,657)	(50.8)%	(54.1)%

Other	13,179	29,149	8,626	79,856	4,553	(50,707)	(52.8)%	(63.5)%

	$554,822	$942,171	$577,940	$1,489,067	$(23,118)	$(546,896)	(4.0)%	(36.7)%

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

Total operating expenses

Total operating expenses for the three and six months ended March 31, 2013 were $4,709,727 and $13,959,857, respectively ($3,104,153 and $7,362,980 for the three and six months ended March 31, 2012). The increase in operating expenses of $1,605,574 and $6,596,877, respectively (51.7% and 89.6%, respectively, in percentage terms) over the previous comparable period’s level was noted previously throughout above. Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $5,499,232 and $2,336,469 for the six months ended March 31, 2013 and 2012, respectively.

Non-operating Income and Expense

We recognized a loss from the change in the fair value of derivative liabilities of $178,739 and a gain of $8,408,551 for the three and six months ended March 31, 2013, respectively, compared to gains of $934,872 and $1,454,343 for the comparable periods in fiscal 2012.

For the three and six months ended March 31, 2013, interest income totaled $1,131 and $2,176, respectively ($1,161 and $2,611, respectively for fiscal 2012), while we incurred no interest expense in either period (both 2013 and 2012).

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2013, our net loss totaled $4,588,648 and $5,002,948, respectively ($1,885,781 and $5,388,511 for the three and six months ended March 31, 2012, respectively). Our basic and diluted net loss per share was $0.59 and $.70 for the three and six months ended March 31, 2013 (a loss of $.31 and $.93 per share for the three and six months ended March 31, 2012, respectively). Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable. At March 31, 2013, our total assets were $2,758,908, while we had working capital of $1,051,411. Total liabilities were $1,707,497 (all of which were current) and our stockholders’ equity totaled $1,063,561.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. Those errors also impacted the March 31, 2013 and 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The aforementioned error constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of March 31, 2013.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2013, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments. In order to remediate such condition, we undertook and put in place the following actions.

•	In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.

•	We consult with experts in the area of accounting for financial instruments in the event that any transactions related to the classification and reporting of financial instruments take place. Although no such transactions that were materially different from previously reported transactions took place in the most recently completed quarter, our newly established internal control procedures require that we obtain opinion of such experts prior to entering into such transactions.

•	In December of 2012, we hired a President and Chief Operating Officer with extensive industry experience.

•	In July of 2013, we started using an industry leading software tool to calculate our share based compensation expense.

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

