Form 10-Q
period 2013-06-30
SpendSmart Payments Co
filed 2013-10-21
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

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

EXPLANATORY NOTE

On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and nine months ended June 30, 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the affects reduces the derivative liabilities and stock based compensation as of and for the three and nine months ended June 30, 2012.

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

THE SPENDSMART PAYMENTS COMPANY
Condensed Consolidated Balance Sheets

	June 30, 2013 (unaudited)	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,102,656	$5,509,911
Amounts on deposit with or due from merchant processors	226,594	203,479
Prepaid insurance	36,382	56,010

Total current assets	1,365,632	5,769,400

Property and equipment, net of accumulated depreciation of
$45,189 ($44,057 - September 30, 2012)	5,319	8,713
Other assets	5,700	5,700

	$1,376,651	$5,783,813

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$1,203,363	$1,161,191
Accrued and deferred personnel compensation	552,419	271,067
Subscription Payable	61,938	-
Derivative liabilities	99,324	14,345,625

Total current liabilities	1,917,044	15,777,883

Redeemable Common stock; $0.001 par value; 0 shares issued and outstanding, and not classified as equity (784,750 - September 30, 2012)	-	1,026,173
Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $10,165,000	-	8,656,892
Commitments and contingencies

Stockholders’ deficiency:
Series A convertible preferred stock; $0.001 par value; 10,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized;
9,268,348 shares issued and outstanding (5,855,313 - September 30, 2012)	138,918	87,830
Additional paid-in capital	62,393,114	34,252,571
Accumulated deficit	(63,072,425)	(54,017,536)

Total stockholders' deficiency	(540,393)	(19,677,135)

	$1,376,651	$5,783,813

See accompanying notes to condensed consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY
Unaudited Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2013 and 2012

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
		(restated)		(restated)

Revenues	244,011	259,290	790,194	$776,805

Operating expenses:
Selling and marketing	328,975	519,973	5,307,600	2,316,335
Personnel related	3,348,686	1,836,868	10,613,995	5,293,469
Processing	446,562	744,327	1,388,738	2,233,394
General and administrative	391,513	319,428	1,165,259	940,376
Total operating expenses	4,515,736	3,420,596	18,475,592	10,783,574

Loss from operations	(4,271,725)	(3,161,306)	(17,685,398)	(10,006,769)

Nonoperating income (expense):
Interest income	1,178	892	3,353	3,503
Change in fair value of derivative liabilities	218,605	405,633	8,627,156	1,859,976

	219,783	406,525	8,630,509	1,863,479

Net loss and comprehensive net loss	(4,051,942)	(2,754,781)	(9,054,889)	$(8,143,290)

Deemed dividend on preferred stock	-	(4,274,777)	-	(4,412,579)
Net loss and comprehensive net loss applicable to common shareholders	(4,051,942)	(7,029,558)	$(9,054,889)	(12,555,869)
Basic and diluted net loss per share	(0.44)	$(1.07)	(1.16)	$(2.82)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	9,243,837	6,572,512	7,825,344	4,454,783

See accompanying notes to condensed consolidated financial statements.

THE SPENDSMART PAYMENTS COMPANY
Consolidated Statements of Changes in Stockholders' Deficiency and Redeemable Preferred and Common Stock (not classified as equity)
For the nine months ended June 30, 2013

	Redeemable Series B Preferred Stock (not classified as equity)		Redeemable Common Stock (not classified as equity)		Series A Preferred Stock		Common Stock (classified as equity)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency

Balance at September 30, 2012	10,165	8,656,892	784,750	1,026,173	353	-	5,855,313	87,830	34,252,571	(54,017,536)	$(19,677,135)
Issuance of common stock and warrants for cash, less issuance costs	-	-	-	-	-	-	-	-	-	-	-
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	-	-	914,665	4,866,192	-	-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	-	-	(3,114,932)	-	-	-	-	-	-	-
Conversions of preferred stock to common stock	-	-	-	-	-	-	-	-	-	-	-
Reverse Stock split Shares	-	-	-	-	-	-	165	1	-	-	1
Issuance of common stock for services	-	-	-	-	-	-	11,167	168	66,834	-	67,002
Common Shares (reclassify from convertible common stock)	-	-	(1,699,415)	(2,777,433)	-	-	1,699,415	25,491	2,751,942	-	2,777,433
Series B (reclassify from convertible preferred stock)	(10,165)	(8,656,892)	-	-	-	-	1,694,167	25,413	8,631,479	-	8,656,892
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	7,947,218	-	7,947,218
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-
Series A Preferred Stock Conversion	-	-	-	-	(353)	-	7,121	-	-	-	-
Exercise of warrants to purchase common stock	-	-	-	-	-	-	1,000	15	8,985	-	9,000
Forfeiture of accrued compensation	-	-	-	-	-	-	-	-	-	-	-
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	8,734,085	-	8,734,085
Net loss	-	-	-	-	-	-	-	-	-	(9,054,889)	(9,054,889)

Balance at June 30, 2013	-	-	-	-	-	-	9,268,348	138,918	62,393,114	(63,072,425)	$(540,393)

See accompanying notes to condensed consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2013 and 2012

	2013	2012
		(restated)
Cash flows from operating activities:
Net loss	$(9,054,889)	$(8,143,290)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	3,394	-
Stock based compensation	7,947,218	3,635,769
Issuance of common stock for services	67,002	423,197
Change in fair value of derivative liabilities	(8,627,156)	(1,859,976)
Changes in operating assets and liabilities:
Amounts on deposit with card processor	-	(70,932)
Subscription Payable	61,938	-
Prepaid insurance	19,628	50,250
Amounts on deposit with or due from merchant processors	(42,120)	(141,209)
Prepaid officer compensation	-	(77,476)
Other assets	-	(5,086)
Accounts payable and accrued liabilities	67,062	(674,654)
Accrued and deferred personnel compensation	275,476	(12,982)

Cash flows from operating activities	(9,282,447)	(6,876,389)

Cash flows from investing activities:
Purchases of property and equipment	-	(9,844)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	4,866,192	13,047,223
Repurchase of common stock	-	(160,000)
Exercise of warrants to purchase common stock	9,000	-

Cash flows from financing activities	4,875,192	12,887,223

Change in cash and cash equivalents during period	(4,407,255)	6,000,990

Cash and cash equivalents, beginning of period	5,509,911	1,386,402

Cash and cash equivalents, end of period	$1,102,656	$7,387,392

See accompanying notes to condensed consolidated financial statements.

1. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and nine months ended June 30, 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change affects the derivative liabilities and stock based compensation as of and for the three and nine months ended June 30, 2012.

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

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012, as amended:

Consolidated Statement of Operations
For the three and nine months ended June 30, 2012

	For the three months ended June 30, 2012			For the nine months ended June 30, 2012
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Personnel related	$2,228,101	(391,233)	1,836,868	6,432,724	(1,139,255)	5,293,469
Total operating expenses	$3,811,829	(391,233)	3,420,596	11,922,829	(1,139,255)	10,783,574
Loss from operations	$(3,552,539)	391,233	(3,161,306)	(11,146,024)	1,139,255	(10,006,769)
Change in fair value of derivative liabilities	$8,435	397,198	405,633	187,248	1,672,728	1,859,976
Net loss and comprehensive net loss	$(3,543,212)	788,431	(2,754,781)	(10,955,273)	2,811,983	(8,143,290)
Deemed dividend on preferred stock	$(6,417,881)	2,143,104	(4,274,777)	(6,417,881)	2,005,302	(4,412,579)
Net loss and comprehensive net loss applicable to common shareholders	$(9,961,093)	2,931,535	(7,029,558)	(17,373,154)	4,817,285	(12,555,869)
Basic and diluted net loss per share	$(1.52)	0.45	(1.07)	(2.69)	(0.13)	(2.82)

Consolidated Statement of Cash Flows
For the nine months ended June 30, 2012

	For the nine months ended June 30, 2012
	As Previously Reported	Adjustments	As Restated
Net loss	$(10,955,273)	2,811,983	(8,143,290)
Stock based compensation	$4,775,024	(1,139,255)	3,635,769
Change in fair value of derivative liabilities	$(187,248)	(1,672,728)	(1,859,976)

2.	Reverse Stock Split

On February 13, 2013, the Shareholders of SpendSmart Payments Company (hereinafter referred to as “we” or “the/our Company”) authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of fifteen to one shares, which became effective on April 25, 2013. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three and nine month periods ended June 30, 2013 and 2012, respectively and the balance sheet at September 30, 2012.

3.	Basis of Presentation

The Company is a Colorado corporation. Through our subsidiary incorporated in the state of California, The SpendSmart Payments Company (“SpendSmart-CA”), we issue and service prepaid cards marketed to young people and their parents. We are a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying unaudited condensed consolidated financial statements include the accounts of our Company and SpendSmart-CA as of and through June 30, 2013. All intercompany amounts have been eliminated in consolidation.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our consolidated financial statements and related disclosures thereto for the year ended September 30, 2012 in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 7, 2013.

For the year ended September 30, 2012, our audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of our Company’s ability to continue as a going concern. Additionally, we have incurred net losses through June 30, 2013 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2013 do not contain any adjustments for this uncertainty.  In response to our Company’s cash needs, in the first quarter of fiscal 2013 we raised additional cash through the sale of common stock and warrants as described in our footnotes that follow. All additional amounts raised will be used for our future investing and operating cash flow needs.

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

Revenue Recognition

We generally have two revenue sources: monthly account fees and usage fees. Monthly account fees are recognized in the month for which the cardholder has a balance on an active card. No fees are charged or recorded as revenue for cards for which there is no cardholder balance. Usage fees are recognized at the time of the transaction. We defer revenue for monthly fees paid in advance of the related month of service. Deferred revenues at June 30, 2013 and September 30, 2012 were insignificant. We recognize fee revenue gross of related processing costs and service fees. We do not collect sales taxes in connection with our products or services. During the nine months ended June 30, 2013 we remitted cardholder funds to the issuing bank within two business days of card loading. As of June 30, 2013 and September 30, 2012 we had $226,594 and $203,479, respectively, of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of the same amount in accounts payable.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three and nine months ended June 30, 2013 totaled $1,131 and $3,394, respectively (for the three and nine months ended June 30, 2012, there was no depreciation expense).

Valuation of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. No impairment expense was recorded for the three and nine months ended June 30, 2013 or June 30, 2012.

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

Stock Based Compensation

We have historically accounted for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants.  We use historical company data amongother information to estimate the expected price volatility and the expected forfeiture rate.

Derivatives

We account for certain of our outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $99,324 and $1,015,284 as of June 30, 2013 and September 30, 2012, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital. The value of the derivative liability that was reclassified to additional paid in capital at March 20, 2013 was $8,734,085.

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

These derivative liabilities are remeasured to estimated fair value at June 30, 2013 and September 30, 2012, using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighed average risk-free interest rate of 0.29% and 0.29% at June 30, 2013 and September 30, 2012, respectively, and weighted average volatility of 87.0% and 72.7% at June 30, 2013 and September 30, 2012, respectively.

At June 30, 2013 and September 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2013
	Balance at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$99,324	$–	$–	$99,324
Total	$99,324	$–	$–	$99,324

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$14,345,625	$–	$–	$14,345,625
Total	$14,345,625	$–	$–	$14,345,625

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended June 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2012	$14,345,625
Issuance of warrants with derivative liabilities	3,114,940
Changes in estimated fair value	(8,627,156)
Reclassification of derivative liability to additional paid in capital	(8,734,085)
Ending balance at June 30, 2013	$99,324

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

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  On-air advertising expenses totaled $0 and $305,516 for the three and nine months ended June 30, 2013, respectively ($208,214 and $1,524,619 during the three and nine months ended June 30, 2012, respectively).

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

During the three and nine months ended June 30, 2013, we issued 0 and 11,167 shares of our common stock (in each respective period) to a contractor and two vendors in exchange for programming services and other services performed. In connection with these issuances of shares, we recognized expenses of $28,000 and $95,000 during the respective periods.

During the nine months ended June 30, 2013, we entered into 63 subscription agreements with accredited investors for 914,665 shares.

The common stock and related warrants are subject to certain registration rights. Prior to amending the registration rights agreement in March 2013, the 2012 and 2013 Warrants contained a cashless exercise option (the “Penalty”). Despite the Penalty, the registration rights agreements did not include certain prescribed liquidating damage penalties in the event our Company failed to cause the related registration statement to be declared effective and consequently, the presumption under GAAP was that the common stock and related warrants may be settled in cash. Therefore the common stock was classified as redeemable common stock, outside of equity as of September 30, 2012. In addition, the 2012 and 2011 Warrants were also included in derivative liabilities as of September 30, 2012. On March 20, 2013, the Company amended its warrant and registration rights agreement whereby removing all terms that required net cash settlement. As of June 30, 2013, the 1,699,415 shares of common stock of $1,034,281 and related 2012 and 2013 warrants of $14,465,635 are classified as equity and are not reported as derivative liabilities.

During the nine months ended June 30, 2012, the Company issued Series B preferred stock with warrants to purchase additional common stock. The fair value of the warrants issued was approximately $4,412,579 at the issue date, resulting in a beneficial conversion feature and an immediate deemed dividend of approximately $4,412,579.

6.	Convertible Preferred Stock

Series A Preferred Stock

At June 30, 2013 and September 30, 2012 we had 0 and 353 shares, respectively, of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding. The Series A Stock was originally issued to investors for $100 per share. The following summarizes the terms of the Series A preferred stock outstanding:

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

At June 30, 2013 and September 30, 2012, the Series A preferred stock was convertible into 0 and 7,121 shares, respectively, of our common stock at an effective price of $4.95 per share.

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

7.	Agreements for services, officer and Board of Directors’ compensation

In August 2012, we entered into one-year consulting agreements with Patrick Kolenik and Cary Sucoff (Messrs. Kolenik and Sucoff are members of our Company’s Board of Directors). The agreements call for the payment to Messrs. Kolenik and Sucoff of $5,000 each per month for their services to our Company. During the three and nine months ended June 30, 2013, we recognized and paid expenses totaling $15,000 and $45,000, respectively, each in connection with these consulting agreements.

In November 2012 (the "Effective Date"), we entered into an Endorsement Agreement (the “Endorsement Agreement”) for the promotion of our products. The Endorsement Agreement has a term of fourteen months (the “Term”), unless extended as provided in the Endorsement Agreement. In connection with the Endorsement Agreement, we agreed to pay a nonrefundable advance totaling $3,750,000 (the “Advance”), of which $1,900,000 was paid in November 2012, with the remainder totaling $1,850,000 paid in January 2013. In addition to the Advance, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”). The Advance is not recoupable from incentive compensation payments. We also agreed to pay a per month royalty per active account (“Royalty”). The Royalty payments are a single digit percentage of the revenue per card. The Advance is recoupable from Royalty payments made under the Endorsement Agreement. Upon the expiration of the Endorsement Agreement, the endorser will be entitled to receive the Royalty payments, subject to the recoupment of the Advance, and the Incentive Compensation, in perpetuity. The entire balance of the Advance totaling $3,750,000 was charged to operations during the three months ended December 31, 2012. The amount of the royalty payments were immaterial at the end of the three andnine months ended June 30, 2013 due to the number of accounts earned to date as a result of this endorsement.

Pursuant to the terms of the Endorsement Agreement, we issued the endorser warrants to purchase up to 133,334 shares of our common stock, as follows: 1) warrants to purchase 66,667 shares of our common stock vested upon the Effective Date, and 2) warrants to purchase another 66,667 shares of our common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price $7.05 per share. We also issued the endorser warrants to purchase up to an additional 133,333 shares of our common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $7.05 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Endorsement Agreement is extended, which is at the sole discretion of the endorser, the endorser will receive additional warrants to purchase 133,333 shares of our Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. We recognized $149,648 and $604,372 in expense related to the warrants issued to the endorser during the three and nine months ended June 30, 2013.

Payments made in connection with the Advance, Incentive Compensation and Royalty will be recorded as an expense when incurred. Compensation expense related to the warrants, additional warrants, end of term warrants and extension warrants will be recognized based upon actual and expected vesting, of which an insignificant amount has been expensed for the three and nine months ended June 30, 2013.

In connection with the Endorsement Agreement(dated November 20, 2012) as of June 30, 2013, we made payments to two entities associated with a member of our Board of Directors, Jesse Itzler. Expenses related to these payments totaled 115,000 and $728,405 during the three and nine months ended June 30, 2013.

During January 2013 (the "Effective Date"), we entered into a Promotion/Endorsement Agreement (the “P/E Agreement”) with a term of eighteen (18) months (the “Term”). In connection with the P/E Agreement, we agreed to pay a nonrefundable fee of two hundred and fifty thousand dollars payable in four equal installments, on predetermined dates over the Term.

In addition to the fee, we have agreed to pay monthly incentive compensation per active account (“Incentive Compensation”) and have issued to the endorser additional warrants to purchase our common stock. Should the number of accounts reach a specified level, the endorser will have the opportunity to earn additional warrants equal to five times the number of active accounts at the end of the Term. The Additional Warrant (“Additional Warrant”) is exercisable for the number of shares of our common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $5.70 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. The amount of the warrants were immaterial at the end of the three and nine months ended June 30, 2013 due to the timing of the start of our program and the number of accounts earned to date as a result of this endorsement.

In October 2012, our Company granted a five-year warrant to purchase up to 133,333 shares of common stock to Chris Leong, a member of our Board of Directors. The warrant vests monthly over a period of twelve months; has an exercise price of $6.90 per share; and includes a cashless exercise option. In November 2012, our Company granted warrants to purchase up to 333,333 shares of common stock to William Hernandez, our Company’s President and a member of our Board of Directors (as of January 2013). The warrants vest over a period of three years; have an exercise price of $7.35 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $1,210,150 of which $80,359 and $443,307 was recognized as a noncash charge to personnel related expense during the three and nine months ended June 30, 2013, respectively.

In February 2013, our Company granted warrants to purchase up to 200,000 shares of common stock to Kim Petry, our Company’s CFO. The warrants vest over a period of three years; have an exercise price of $5.85 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $587,802 of which $67,215 and $148,910 was recognized as a noncash charge to personnel related expense during the three and nine months ended June 30, 2013.

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

Through June 30, 2013, we have outstanding and vested a total of 1,730,556 and 1,258,611, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from March 2014 to November 2017.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 486,667 shares of our common stock during the nine months ended June 30, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $6.90 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 200,000 shares at $5.85 to our CFO. Our Company issued warrants to purchase up to 0 and 1,003,000 shares of our common stock during the three and nine months ended June 30, 2012, including five-year warrants to purchase up to 166,667 shares (exercise price of $7.65 per share) to Mr. Blech, five-year warrants to purchase up to 666,667 (exercise price $6.00 per share) to Mr. DeSantis, and five year warrants to purchase up to 3,000,000 (exercise price $6.60 per share) to Mr. Proto. Through June 30, 2013, we have issued warrants to purchase up to a total of 20,000 shares of common stock to advisors, consultants and in connection with the purchase of intellectual property. Warrants to purchase up to 39,667 shares of common stock have expired. Warrants to purchase up to 3,892,992 shares of common stock remain outstanding at June 30, 2013, of which 2,790,399 have vested.

Through June 30, 2013, we have also issued warrants to purchase up to 4,717,276 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 4,676,872 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at June 30, 2013 are as follows:

	Weighted
Shares	Average	Expiration
Outstanding	Exercise	Fiscal Period
	Price

124,000	7.20	4th Qtr, 2013
134,445	6.60	1st Qtr, 2014
42,044	8.25	2nd Qtr, 2014
60,667	9.60	3rd Qtr, 2014
35,000	7.65	4th Qtr, 2014
106,973	7.65	1st Qtr, 2015
78,100	7.80	2nd Qtr, 2015
10,600	10.05	3rd Qtr, 2015
103,918	6.75	4th Qtr, 2015
695,571	8.10	1st Qtr, 2016
882,800	7.20	2nd Qtr, 2016
960,100	6.45	3rd Qtr, 2016
1,172,181	6.75	4th Qtr, 2016
697,996	7.95	1st Qtr, 2017
859,750	6.15	2nd Qtr, 2017
1,273,600	7.80	3rd Qtr, 2017
1,992,958	6.75	4th Qtr, 2017
736,383	7.95	1st Qtr, 2018
200,000	5.85	2nd Qtr, 2018
133,333	7.05	1st Qtr, 2023
10,300,419

Stock-based compensation

During the three and nine months ended June 30, 2013, we recognized stock-based compensation expense totaling $2,447,986 and $7,947,218, respectively in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing formula. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the nine months ended June 30, 2013:

Expected life (in years)	4.33 years
Weighted average volatility	93.89%
Forfeiture rate	0%
Risk-free interest rate	.74%
Expected dividend rate	0%

At June 30, 2013, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $6.92 per share while the corresponding weighted average remaining contractual period was approximately 41.6 months. As of June 30, 2013, $6,510,310 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2022.

9.	Income taxes

We currently estimate our Company’s book net operating loss carryforwards (“NOL”) and deferred tax asset balance total approximately $58,564,000 and $23,601,000, as of June 30, 2013 ($31,000,000 and $12,885,000 as of September 30, 2012). We have recorded a valuation allowance against our entire deferred tax asset balance due to our lack of a history of earnings, the limitations on the use of our NOL as a result of the SpendSmart-CA acquisition and the future expiration of the NOL. These factors give rise to substantial uncertainty as to whether our net deferred tax assets will be realized. As a result of these factors, our utilization of the NOL will likely be severely limited and a substantial portion of the NOL will likely expire unused.

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

Results of Operations

Revenues

Our Company had total revenues of $244,011 and $790,194 for the three and nine months ended June 30, 2013 ($259,290 and $776,805, for the three and nine months ended June 30, 2012, respectively). Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues. We continue to not charge our cardholders for new card initiation fees. We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Selling and marketing expenses

Selling and marketing expenses totaled $328,975 and $5,307,600 for the three and nine months ended June 30, 2013 ($519,973 and $2,316,335 for the three and nine months ended June 30, 2012). This amounted to a decrease of $190,998 and an increase of $2,991,264, respectively, from fiscal 2012 to fiscal 2013 ((36.7%) and 129.1%, respectively). The following is a detail of the significant components of selling and marketing expenses for those periods.

Selling and marketing expense Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Marketing consulting	$141,634	$402,891	$120,671	$453,105	$20,963	$(50,214)	17.4%	(11.1)%
Public relations	102,632	199,703	32,822	96,540	69,810	103,163	212.7%	106.9%
Direct marketing	26,417	72,453	280,214	1,524,619	(253,797)	(1,452,166)	(90.6)%	(95.2)%
Marketing programs	43,855	4,594,642	73,984	194,948	(30,129)	4,399,694	(40.7)%	2,256.9%
Market research	14,437	37,911	12,282	47,123	2,155	(9,212)	17.5%	(19.5)%

	$328,975	$5,307,600	$519,973	$2,316,335	($190,998)	$2,991,265	(36.7)%	129.1%

Increases in marketing consulting in the most recent quarter over the prior year’s corresponding quarter’s totals were due to increased expenditures for marketing agencies in the current year. Our levels of direct marketing were substantially reduced in the current quarter while we focused more on our account engagement (e.g. revenue per card) and our shift in focus to an endorser-based marketing model. Marketing programs in the current year included the recognition of $62,500 in expense in connection with payment made and in connection with a new endorsement agreement signed in January 2013 with SBP Projects LLC. Marketing programs in the current year included the recognition of $3,750,000 in expense in connection with payment made in connection with a new endorsement agreement signed in November 2012.

Personnel related expenses

Personnel related expenses totaled $3,348,686 and $10,613,995 for the three and nine months ended June 30, 2013, respectively. This amounted to an increase of $1,511,816 and $, respectively, from fiscal 2012 to fiscal 2013 (82.3% and 100.5%, respectively). More significant components of these expenses for the three and nine months ended June 30, 2013 and 2012 were as follows.

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Salaries and wages	$495,230	$1,375,290	$298,825	$1,339,577	$196,405	$35,713	65.7%	2.7%
Stock based compensation	2,447,986	7,947,218	1,299,300	3,635,769	1,148,686	4,311,449	88.4%	118.6%
Consulting and outside services	133,576	361,741	75,531	178,642	58,045	183,099	76.8%	102.5%

Other	271,894	929,746	163,212	139,481	108,682	790,265	66.6%	566.6%

	$3,348,686	$10,613,995	$1,836,868	$5,293,469	$1,511,818	$5,320,526	82.3%	100.5%

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

Processing Expenses Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Card processing	$98,580	$234,624	$169,197	$361,730	$(70,617)	$(127,106)	(41.7)%	(35.1)%
Fraud losses	937	6,339	6,929	50,404	(5,992)	(44,065)	(86.5)%	(87.4)%
Account initiation	10,001	10,385	15,372	121,853	(5,371)	(111,468)	(34.9)%	(91.5)%
Card creation	(45,539)	(15,543)	105,578	253,781	(151,117)	(269,324)	(143.1)%	(106.1)%
Account holder communications	1,508	25,535	14,074	45,281	(12,566)	(19,746)	(89.3)%	(43.6)%
Merchant credit card fees	67,036	212,961	85,211	263,709	(18,175)	(50,748)	(21.3)%	(19.2)%
Contracted software development	264,578	753,128	266,124	794,582	(1,546)	(41,454)	(.6)%	(5.2)%
Customer service	40,557	123,256	72,823	253,179	(32,266)	(129,923)	(44.3)%	(51.3)%

Other	8,904	38,053	9,019	88,875	(115)	(50,822)	(1.3)%	(57.2)%

	$446,562	$1,388,738	$744,327	$2,233,394	$(297,765)	$(844,656)	(40.0)%	(37.8)%

Decreases in processing expenses were the result of a decrease in our account holder base compared to the comparable quarter in fiscal 2012 as well as more favorable rates with our new processor. Our plan is to continue to reduce such costs on a per account basis over time. Contracted software development expenses decreased compared to the prior fiscal year due to expenses incurred in fiscal 2012 in connection with the completed transition to our new card processor. Card creation and account initiation expenses were down significantly year to date due to our change in processors and the related cost structure negotiated from prior year along with associated credits recorded in Q2 and Q3. Customer service costs were reduced due to our bringing much of the customer service function in house (with the related personnel expense included in salaries and wages above).

General and administrative expenses

General and administrative expenses totaled $391,513 and $1,165,261 for the three and nine months ended June 30, 2013, respectively ($319,428 and $940,376 for the three and nine months, respectively, ended June 30, 2012). This resulted in an increase of $72,085 and $224,885, respectively and corresponding percentage increase of 22.6% and 23.9% for corresponding periods from fiscal 2012 to 2013. The following is a detail of the significant components of processing expenses for the respective periods.

General and Administrative Expenses Detail

	Fiscal 2013		Fiscal 2012		Absolute Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Accounting	$35,588	$104,833	$7,250	$62,243	$28,338	$42,590	390.9%	68.4%
Insurance	60,745	125,101	16,854	50,688	43,891	74,413	260.4%	146.8%
Investor relations	22,486	126,009	24,407	78,996	(1,921)	47,013	(7.9)%	59.5%
Investor relations consulting	16,000	34,000	139,999	373,198	(123,999)	(339,198)	(88.6)%	(90.9)%
Legal fees - general counsel	122,031	338,381	38,980	133,819	83,051	204,562	213.1%	152.9%
Rent	17,658	52,769	10,577	27,227	7,081	25,542	66.9%	93.8%
Travel and lodging	40,599	115,572	39,462	82,795	1,137	32,777	2.9%	39.6%
Seminars	1,074	8,162	6,585	28,426	(5,511)	(20,264)	(83.7)%	(71.3)%
Telecommunications	14,798	56,282	11,545	36,447	3,253	19,835	28.2%	54.4%

Other	60,534	204,150	23,769	66,537	36,765	137,613	154.7%	206.8%

	$391,513	$1,165,259	$319,428	$940,376	$72,085	$224,883	22.6%	23.9%

Total operating expenses

Total operating expenses for the three and nine months ended June 30, 2013 were $4,515,736 and $18,475,592, respectively ($3,420,596 and $10,783,574 for the three and nine months ended June 30, 2012). The increase in operating expenses of $1,095,140 and $7,692,018, respectively (32.0% and 224,9%, respectively, in percentage terms) over the previous comparable period’s level was noted previously throughout above. Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $7,947,218 and $3,635,769 for the nine months ended June 30, 2013 and 2012, respectively.

Non-operating Income and Expense

We recognized a gain from the change in the fair value of derivative liabilities of $218,605 and $8,627,156 for the three and nine months ended June 30, 2013, respectively, compared to $405,633 and $1,859,976 for the comparable periods in fiscal 2012.

For the three and nine months ended June 30, 2013, interest income totaled $1,178 and $3,353, respectively ($892 and $3,503, respectively for fiscal 2012), while we incurred no interest expense in either period (both 2013 and 2012).

Net Loss and Net Loss per Share

For the three and nine months ended June 30, 2013, our net loss totaled $4,051,942 and $9,054,889, respectively ($2,754,781 and $8,143,290 for the three and nine months ended June 30, 2012, respectively). Our basic and diluted net loss per share was $0.44 and $1.16 for the three and nine months ended June 30, 2013 (a loss of $1.07 and $2.82 per share for the three and nine months ended June 30, 2012, respectively). Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable. At June 30, 2013, our total assets were $1,376,651, while we had negative working capital of $551,412. Total liabilities were $1,917,044 (all of which were current) and our stockholders’ deficiency totaled $540,393.

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

Our cash and cash equivalents balance at June 30, 2013 totaled $1,102,656. During the nine months ended June 30, 2013, positive cash flows resulted from financing activities of $4,875,192, offset by negative cash flows from operating activities totaling $9,282,447.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and nine months ended June 30, 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The aforementioned error constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2013, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments. In order to remediate such condition, we undertook and put in place the following actions.

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

