Form 10-K
period 2013-09-30
SpendSmart Payments Co
filed 2013-12-30
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-27145

THE SPENDSMART PAYMENTS COMPANY

(Exact Name of Registrant as Specified in its Charter)

Colorado	33-0756798
(State or jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

2680 Berkshire Parkway, Suite 130
Des Moines Iowa	50325
(Address and of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐(1)	Smaller reporting company ☒

(1) Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No    ☒

The aggregate market value of the voting and non-voting common equity on March 31, 2013 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $5.25) was approximately $40,745,570. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At December 17, 2013, there were 10,398,527 shares outstanding of the issuer’s common stock, par value $0.001 per share.

THE SPENDSMART PAYMENTS COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of The SpendSmart Payments Company (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

Item 1 - Business

As used in this annual report, the terms "we", "us", "our", “The SpendSmart Payments Company”, and the "Company" means The SpendSmart Payments Company, a Colorado corporation, its wholly-owned subsidiary The SpendSmart Payments Company, a California corporation or their management.

Current Business & Strategy

Our mission is to bring value added products and payments and mobile marketing solutions to consumers, merchants, businesses and government organizations. We are developing a number of payment solution options to serve the needs of a wide range of demographic groups and business verticals both in the U.S. and internationally. Our currently contemplated acquisition of substantially all of the assets of Intellectual Capital Management, Inc., d/b/a SMS Masterminds, a Nevada corporation (“SMS Masterminds”), as disclosed in our prior Current Report on Form 8-K filed with the SEC, will enhance our product suite which may include the SpendSmart MasterCard Teen Prepaid Card, the prepaid program manager (where SpendSmart Manages prepaid card programs for 3rd parties) and card management platform, Mobile App enhancements, mobile marketing, and merchant kiosk, and a financial literacy resource center. While we have executed an agreement with SMS Masterminds as of the date hereof such acquisition has not occurred. There is no guarantee that we will be able to consummate the SMS Masterminds acquisition.

Our business strategy consists of delivering and managing:

(i)	Payment products
a.	Pre-Paid Debit Cards serving various market segments and consumer demographics

(ii)	Payment platform
a.	Pre-paid program manager
b.	Card management platform

(iii)	Enhancement services
a.	Other services that we can sell

(iv)	Mobile marketing and loyalty platforms
a.	Merchant funded rewards
b.	Cardholder loyalty
c.	Mobile marketing for merchants and to cardholders
d.	Mobile Apps

We plan to pursue these strategies across a broad range of consumer, business, for-profit and non-profit organization, and government/municipal sectors. In addition, we have partnered with various groups to develop strategic affinity/co-brand opportunities. We expect to continue such partnership programs with various global for-profit and non-profit organizations. We have also pursued an aggressive marketing and advertising strategy, including a celebrity endorsement program.

Our SpendSmart MasterCard Teen Prepaid Card has been selected, among many possible products, by MasterCard, as the tween/teen gift solution in the MasterCard 2013 Holiday Gift Guide “Master the Season.” We believe our SpendSmart Prepaid Card program, program manager platform and mobile apps will translate into other market segments including general purpose and loyalty cards, gift cards and senior cards.

As a new business line in addition to our card programs, we are positioned to serve as a program manager for third-party prepaid programs across a wide range of consumer, business, for-profit and non-profit organizations, government verticals and other demographic segments. Our products and platform are currently being marketed to small and mid-sized community banks and credit unions that do not have the product development capabilities or resources to build or market their own specialized prepaid program offerings.

SMS Masterminds Contemplated Acquisition

As discussed above, we have entered into an agreement to acquire substantially all of the assets of SMS Masterminds. SMS Masterminds is a turnkey mobile loyalty solution focused on mobile marketing for small and medium sized businesses. SMS Mastermind’s business is composed of multiple revenue components including set up fees and recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services. The value of the proposed SMS Masterminds acquisition is, in part, to provide us with a merchant revenue stream as well as offer SMS customers, licensees and merchants our pre-paid and loyalty card programs.. Upon the consummation of the acquisition, we plan to build up our existing customer base by aggressively marketing our prepaid cards and loyalty card programs to SMS Masterminds’ current customer base. We also plan to work with SMS Masterminds’ current merchant/licensee base to encourage specific loyalty programs which will be marketed in tandem with our prepaid cards; as well as selling our card programs into local organizations and businesses. Finally, we expect to offer a “SpendSmart Network” to all merchant partners which will support all product lines and additional products and feature functionality that is expected to be developed to expand the capabilities of the SpendSmart Network.

Partnerships and Co-Marketing Opportunities

Girl Scouts Hornets’ Nest Council

In November 2013, we entered into a marketing and financial literacy program with the Girl Scouts Hornets’ Nest Council, which serves 16,000 members throughout North and South Carolina. We are now an integral part of the Hornets’ Nest Council’s financial literacy curriculum which provides us the opportunity to present the SpendSmart card solution to an audience known for being highly involved in their daughters’ lives. We are hopeful that this collaboration will be the model for similar Girl Scouts council partnerships across the U.S.

The Hornets’ Nest Council will actively promote the SpendSmart MasterCard Teen Prepaid Card to its associated communities through incentive-based card acquisition campaigns supported by a revenue sharing agreement. We will educate members about the SpendSmart MasterCard Teen Prepaid Card as well as develop comprehensive financial literacy programs and materials, the completion of which will be required in order for girl scouts to earn their Girl Scouts Financial Literacy badge.

DECA

In October 2013, we entered into a marketing agreement with DECA, a high school and college campus-based organization that prepares emerging leaders and entrepreneurs in marketing, finance and management. According to DECA, DECA's High School Division has over 190,000 members in 3,500 schools and over 15,000 members in 200 colleges and universities. DECA will promote the SpendSmart MasterCard Teen Prepaid Card and its mobile and web consumer-facing platform to its members, as well as offer the SpendSmart MasterCard Teen Prepaid Card as a travel solution for the 10,000 students who go to DECA’s regional and national contests each year. We will also play a role in DECA’s Competitive Events Program, where students compete on projects relevant to their particular interests, such as creative marketing, personal finance and marketing communications. We have agreed to work with DECA’s leadership to establish and promote a program for local chapters to offer SpendSmart MasterCard Teen Prepaid Cards to fellow high school students and their parents. We intend to kick off a fundraising program through a national contest focused on chapter marketing plans for card promotion and enrollment.

PlayMG

On September 24, 2012, we entered into a partnership with PlayMG Corp.  Pursuant to the agreement, PlayMG has packaged their gaming device with a mock SpendSmart MasterCard Teen Prepaid Card and links to sign-up for an actual card, as well as instructions on how to load the card as the payment source for the gaming device. Our PlayMG relationship is continuing to expand as we move into the holiday season. PlayMG will be in hundreds of new retail outlets promoting their handheld device with our SpendSmart app preloaded into each unit.

Autism Speaks

On August 7, 2012, we entered into a partnership with Autism Speaks.  Pursuant to the agreement, Autism Speaks will be promoting the SpendSmart MasterCard Teen Prepaid Cards to its base of over 1.4 million active members.  The SpendSmart MasterCard Teen Prepaid Card will help with the mission of fostering independence for teens and families affected by autism. SpendSmart also supports Autism Speaks through its charitable giving functionality on www.spendsmartcard.com.

Advertising and Marketing Strategies

SpendSmart has pursued an aggressive advertising and marketing strategy of our SpendSmart MasterCard Teen Prepaid Card and our general services through celebrity endorsements, national sweepstakes campaigns as well as our management’s pre-existing relationships.

On November 20, 2012, we entered into an endorsement agreement (the "Agreement") for the promotion of our products. In connection with the Agreement, which is for a term of fourteen months (unless extended as provided in the Agreement), we agreed to pay a non-refundable advance totaling $3,750,000 (the "Advance") of which $1,900,000 was paid on November 21, 2012 with the remainder of $1,850,000 due by January 2, 2013.  In addition to the Advance, we have agreed to pay monthly incentive compensation and royalty payments per active account.  The Advance is not recoupable from incentive compensation payments and is recoupable from royalty payments made under the Agreement.  Upon the expiration of the Agreement, the endorser will be entitled to receive the royalty payments, subject to recoupment of the Advance, and the incentive compensation, in perpetuity.  In addition, the endorser may become entitled to warrants if the Agreement is extended and at the end of the term of the Agreement.  The payments and warrants described herein are described in further detail in Note 8 to the financial statements contained in Item 8 below.

SpendSmart Pre-Paid Program Management and Platform

We believe that our pre-paid platform provides us with the opportunity to present turnkey, prepaid programs, such as the SpendSmart Teen card, to small or regional banks, credit unions, affinity organizations and business looking to issue a prepaid card. Under this Program Manager support platform, we will serve as a card program manager for various types of card programs for a revenue share or pay a per card fee structure. This platform enables us to provide card program management, back office operational and servicing support for other companies in the payment space. Through this strategy, we have enhanced our reach to a new and significantly broader universe including merchant/business/charitable for-profit and non-profit, and government sectors. At the same time, we intend to expand our access and mobile marketing capabilities to all demographic segments and a global consumer and partner base.

In September 2013, we signed a letter of intent to become the prepaid card program manager for a company that services the municipal, county and state government prepaid card segment. This is our first entry into the prepaid card program manager government vertical and provides us with an excellent opportunity to expand to other prepaid card program segments with our platform and superior operational capabilities. This initiative serves as a new business and will expand our revenue lines. We now have the ability to support and manage other prepaid card portfolios for other organizations looking to outsource the business line and their operational and customer service functions.

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

Green Dot Corporation and NetSpend Holdings, Inc. are leaders in marketing general-purpose reloadable prepaid cards. Both of these companies have as primary market focuses under-banked consumers and tout their services as tailored to meet their customers’ particular financial services needs in a manner that traditional banking institutions have historically not met. Both companies have built extensive distribution networks throughout the US and have strong online presences. As of September 30, 2013, Green Dot’s filings with the SEC stated active card totals of 4.41 million. In addition to a formidable active card user base, Green Dot is a leader in establishing a convenient way for cardholders to add funds to their accounts. While neither company to our knowledge is currently specifically courting our identified target market of young people and their parents, they both represent potential sources of future competition for our Company.

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

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future. Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results. We have incurred significant costs in building, launching and marketing our SSPC Product. In addition, we have signed an agreement with an endorser that requires the expenditure of significant capital resources, including advances totaling close to $4 million. On November 30, 2012, December 10, 2012 and July 15, 2013 we closed on private equity transactions whereby we raised $2,580,500, $2,286,000 and $1,401,273 respectively, in net proceeds after deducting fees and expenses. In addition, on July 5, 2013, we closed on a warrant tender offer which results in gross proceeds of $1,490,715. Finally, in November 2013 we closed on a private equity transaction whereby we raised $500,000 in net proceeds. Notwithstanding these transactions, we will still require additional funding in order to operate our business. If we fail to achieve sufficient revenues and gross margin with our SSPC Product, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increase more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

THERE ARE RISKS ASSOCIATED WITH THE PROPOSED ACQUISITION OF SMS MASTERMINDS.

An integral part of our current, proposed growth strategy is consummating the acquisition of substantially all of the assets of SMS Masterminds. The proposed SMS Masterminds transaction involves a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities in the proposed transaction.  In addition, we may be unable to consummate the proposed SMS Masterminds acquisition due to the failure to meet the relevant closing conditions or our inability to raise the funds necessary to consummate the transaction. If we are unable to consummate the SMS Masterminds acquisition our business may be adversely affected and we may be unable to achieve the growth of our business

WE FACE COMPETITION FROM OTHER ONLINE PAYMENT SYSTEMS.

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

Financial Risks

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT OUR COMPANY WILL CONTINUE AS A GOING CONCERN.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal years ended September 30, 2013 and 2012. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Item 2 –Properties

Our corporate offices were previously located at 6190 Cornerstone Court, Suite 216, San Diego California 92121, where we leased approximately 3,100 square feet of office space. The monthly rental payments for the facility were approximately $2,695 plus common area maintenance charges. We closed our San Diego offices on July 17, 2013, however we have lease payment obligations remaining through June, 2014. Our corporate offices are now located in Des Moines, IA, where we lease approximately 1,000 square feet of office space. The monthly payments for the facility is approximately $1,800, including common area maintenance charges. We believe our facilities are in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of any ultimate liability from such claims cannot be determined. However, except as otherwise disclosed herein, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. Our Company is currently involved in an arbitration with our incumbent processor. The arbitration is currently scheduled to commence on January 15, 2014.  In connection with the services provided under a processing agreement, the processor asserted that we are liable for previously unbilled services.  We are vigorously defending the claim.  We have adequate reserves allocated in the event that we would be required to make any payments in connection with this matter. If we are judged liable for either a portion or all of the charges, or should we enter into a monetary settlement with the processor, such liability or settlement could materially affect our ability to execute our customer acquisition strategy by reducing the amount available for such activities by any amounts due to the processor or needed for related expenses.

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol "SSPC." The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices per share of our common stock by the OTCQB for the periods indicated as reported on the OTCQB. On December 17, 2013, the closing price of our common stock as reported on the OTCQB was $1.10 per share.

For the year ended September 30, 2013	High	Low
Fourth Quarter	$2.73	$.76
Third Quarter	6.75	2.25
Second Quarter	6.30	4.50
First Quarter	11.25	5.40

For the year ended September 30, 2012
Fourth Quarter	$13.50	$4.95
Third Quarter	7.95	3.15
Second Quarter	7.95	5.40
First Quarter	7.80	4.50

Our stock began trading on the OTC Bulletin Board under the symbol “IDED.OB” on October 18, 2007 and was later changed to “IDAE.OB” on March 12, 2008 and to “SCLW.OB” on May 13, 2009 and to “BMPI.OB” on June 13, 2011. On July 23, 2012 our stock was moved from the OTC Bulletin Board to the OTCQB. The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of December 17, 2013, 10,398,527 shares of our common stock were issued and outstanding, and held by approximately 2,000 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 30, 2013, with respect to compensation plans under which our common stock is authorized for issuance.

On January 8, 2013, our Board of Directors approved the adoption of our 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by our shareholders on February 15, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 3,000,000 shares of the common stock of our Company. On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Payments Company 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan has been approved by our shareholders. The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company. We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company. The table below sets forth information as of September 30, 2013 with respect to our 2007 Plan and 2011 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders (2007 Plan)	24,271	$7.35	242,395
Equity compensation plans subject to approval by shareholders (2011 Plan)	1,627,407	6.99	39,260
Equity compensation plan approved by shareholders (2013 Plan)	-	-	200,000

Total	1,651,678	$7.05	481,655

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, The SpendSmart Payments Company-CA. The Company purchased The SpendSmart Payments Company-CA on October 16, 2007. The Company has no other operations than those of The SpendSmart Payments Company-CA.

Results of Operations

Revenues

The Company has total revenues of $1,020,438 for the year ended September 30, 2013 ($1,009,250 for the year ended September 30, 2012). Our revenues increased $11,188 or 1.1% our prior fiscal year’s total, but have not reached the level required to support our current and planned infrastructure and that would result in profits from operations. Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues. We continue to not charge our cardholders for new card initiation fees. We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Our prepaid card product offerings are marketed primarily to parents, enabling them to link and communicate with younger cardholders (generally their children or other young people in their care) in order to guide responsible spending. Our products have been designed with significant features that we hope consumers will find compelling. We continue to market our products (both online, in traditional retail settings and with strategic partners) to the public as a convenient and safe youth payment system.

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

Selling and marketing expenses

Selling and marketing expenses for the year ended September 30, 2013 totaled $5,617,974 ($3,025,724 in fiscal 2012). This was an increase of $2,592,250 and 85.7% from fiscal 2012 to fiscal 2013. More significant components of these expenses for the years ended September 30, 2013 and 2012 were as follows.

	2013	2012	Change	% Change

Marketing consulting	$487,261	$603,949	$(116,688)	-19.3%
Public relations	277,186	125,369	151,817	121.1%
Direct marketing	85,156	1,972,416	(1,887,260)	-95.7%
Marketing programs	4,709,690	272,172	4,437,518	1630.4%
Market research	58,550	44,646	13,904	31.1%
Other	131	7,172	(7,041)	-98.2%
	$5,617,974	3,025,724	$2,592,250	85.7%

Decreases in marketing consulting in the most recent fiscal year over the prior year totals were due to not employing brand awareness marketing agencies in fiscal 2013. Our levels of direct marketing were significantly reduced toward the end of 2013 while we focused more on our account engagement (e.g. revenue per account) and our transition to a new card processor. Marketing programs in the current year included the recognition of $3,750,000 in expense in connection with payment made in connection with a new endorsement agreement signed in November 2012.

Personnel related expenses

Personnel related expenses totaled $12,316,632 during the year ended September 30, 2013, ($8,983,667 for the year ended September 30, 2012). This amounted to an increase of $3,332,965 or a 37.1% increase from fiscal 2012 to fiscal 2013. More significant components of these expenses for the years ended September 30, 2013 and 2012 were as follows.

	2013	2012	Change	% Change

Salaries and wages	$2,052,348	$2,341,563	$(289,215)	-12.4%
Stock based compensation	9,495,292	6,040,144	3,455,148	57.2%
Consulting and outside services	399,711	296,230	103,481	34.9%
Other	369,281	305,730	63,551	20.8%
	$12,316,632	8,983,667	$3,332,965	37.1%

Overall increases in personnel related expenses reflected the closing of our San Diego office in July and reduction in bonus accruals offset by the addition of employees and consultants over the prior fiscal year, including a new President and Controller. Stock based compensation was significantly higher due to option and warrant grants made to directors, executive officers and endorsers (and in prior periods that vested in the current year). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $1,792,179 for the year ended September 30, 2013 ($3,284,869 for the year ended September 30, 2012). This resulted in a decrease of $1,492,690 or 45.4% compared to fiscal 2012. The following is a detail of the significant components of processing expenses for the respective periods.

	2013	2012	Change	% Change

Card processing	$311,505	$791,854	$(480,349)	-60.7%
Fraud losses	6,340	54,923	(48,583)	-88.5%
Account initiation	10,385	127,532	(117,147)	-91.9%
Card creation	4,521	371,484	(366,963)	-98.8%
Account holder communications	29,584	56,441	(26,857)	-47.6%
Merchant credit card fees	277,186	343,482	(66,296)	-19.3%
Contracted software development	947,312	1,055,309	(107,997)	-10.2%
Customer service	161,204	381,145	(219,941)	-57.7%
Other	44,142	102,699	(58,557)	-57.0%
	$1,792,179	3,284,869	$(1,492,690)	-45.4%

Decreases in processing expenses were the result of a decrease in our account holder base compared to fiscal 2012 as well as more favorable rates with our new processor. Our plan is to continue to reduce such costs on a per account basis over time. Contracted software development expenses decreased compared to the prior fiscal year due to expenses incurred in fiscal 2012 in connection with the completed transition to our new card processor. Card creation and account initiation expenses were down significantly year to date due to our change in processors and the related cost structure negotiated from prior year along with associated credits recorded in fiscal 2013. Customer service costs were reduced due to our bringing much of the customer service function in house (with the related personnel expense included in salaries and wages above).

General and administrative expenses

General and administrative expenses totaled $2,548,890 for the fiscal year ended September 30, 2013 ($1,468,718 for the fiscal year ended September 30, 2012). This resulted in an increase of $1,080,172 or 73.5% from fiscal 2012 to fiscal 2013. The following is a detail of the significant components of general and administrative expenses for the respective periods.

	2013	2012	Change	% Change

Accounting	$185,853	$66,981	$118,872	177.5%
Insurance	193,349	68,417	124,932	182.6%
Investor relations	151,209	113,205	38,004	33.6%
Investor relations consulting	1,046,500	673,326	373,174	55.4%
Legal fees - general counsel	451,370	198,389	252,981	127.5%
Rent	74,778	45,103	29,675	65.8%
Travel and lodging	135,837	121,761	14,076	11.6%
Seminars	8,296	28,737	(20,441)	-71.1%
Telecommunications	66,941	51,055	15,886	31.1%
Other	234,757	101,744	133,013	130.7%
	$2,548,890	1,468,718	$1,080,172	73.5%

Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our behalf (this is a noncash expense). We had significant issuances of stock issued to an investor relations consultant in fiscal 2013, up from work done in fiscal 2012. Legal expenses are up significantly over the prior year in connection with continued work on our name change, proxy vote, stock split, SEC reporting obligations, and pending acquisition. Insurance increased due to increased coverage needed for D&O insurance. Accounting charges increased due to the restatements for the years ended September 30, 2012 and 2011 along with the interim quarterly reports.

Total operating expenses

Total operating expenses for the year ended September 30, 2013 were $22,275,675 ($16,762,978 for the year ended September 30, 2012). The increase in operating expenses of $5,512,697 or 32.8% from the previous year’s level is noted throughout above. Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $9,495,292 and $6,040,144 for fiscal 2013 and 2012, respectively.

Non-operating Income and Expense

For the years ended September 30, 2013 and 2012, interest income totaled $4,334 and $5,103, respectively. Interest income resulted from cash on deposit during the respective fiscal years.

During the year ended September 30, 2013, we recognized a gain from the change in the fair value of derivative liabilities of $8,668,688 (and a loss of $5,346,358 in fiscal 2012). These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges.

Net Loss and Net Loss per Share

For the year ended September 30, 2013, our net loss totaled $12,583,216 ($21,094,983 for the year ended September 30, 2012). Our basic and diluted net loss per share was $1.55 and $3.94 for the years ended September 30, 2013 and September 30, 2012, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity. At September 30, 2013, our total current assets were $1,264,913. Total current liabilities were $1,395,469 (all of which were current) and our stockholders’ deficiency totaled $123,174. Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants) totaling $57,784. These liabilities represent the fair value of the warrants. Any future settlement of these securities could result either: (1) upon their expiration unexercised; or (2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

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

Our cash and cash equivalents balance at September 30, 2013 totaled $1,070,748. During the fiscal year ended 2013, positive cash flows resulted from financing activities of $6,260,165, offset by negative cash flows from operating activities totaling $10,701,833.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the year ended September 30, 2013), there exists substantial doubt about our ability to continue as a going concern. Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

With the exception of employment agreements and the endorsement agreement described elsewhere herein, we have no outstanding contractual obligations through the date of this report that are not cancellable at our Company’s option.

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

Revenue Recognition

We generally have two revenue sources: monthly account fees and usage fees. Monthly account fees are recognized in the month for which the cardholder has a balance on an active card. No fees are charged or recorded as revenue for cards for which there is no cardholder balance. Usage fees are recognized at the time of the transaction. We defer revenue for monthly fees paid in advance of the related month of service. Deferred revenues at September 30, 2013 and 2012 were insignificant. We recognize fee revenue gross of related processing costs and service fees. We do not collect sales taxes in connection with our products or services. During the year ended September 30, 2013 we remitted cardholder funds to the issuing bank within two business days of card loading. As of September 30, 2013 we had $177,894 of cardholder funds included in amounts on deposit with or due from merchant processors.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

THE SPENDSMART PAYMENTS COMPANY

Index

Item 8 - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The SpendSmart Payments Company

We have audited the accompanying consolidated balance sheets of The SpendSmart Payments Company (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The SpendSmart Payments Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at September 30, 2013. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

December 30, 2013

THE SPENDSMART PAYMENTS COMPANY

Consolidated Balance Sheets

September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,070,748	$5,509,911
Amounts on deposits with or due from merchant processor	177,894	203,479
Prepaid insurance	16,271	56,010
Total current assets	1,264,913	5,769,400
Other assets:
Property and equipment, net of accumulated depreciation of $48,583 ($44,057 - September 30, 2012)	1,682	8,713
Other assets	5,700	5,700

TOTAL ASSETS	$1,272,295	$5,783,813

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$1,163,692	$1,161,191
Accrued deferred personnel compensation	173,993	271,067
Derivative liabilities	57,784	14,345,625
Total current liabilities	1,395,469	15,777,883

Redeemable Series B convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $0 converted to common stock at January 19, 2013 (10,165 shares issued and outstanding at September 30, 2012; liquidation preference of $10,165,000 September 30, 2012)	-	8,656,892
Redeemable common stock; $0.001 par value; 0 shares issued and outstanding, and not classified as equity at September 30, 2013 (784,750 shares issued and outstanding, and not classified as equity at September 30, 2012)	-	1,026,173

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2013 (353 shares issued and outstanding at September 30, 2012)	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 10,380,888 shares issued and outstanding (5,855,312 - September 30, 2012)	10,381	5,855
Additional paid-in capital	66,467,197	34,334,546
Accumulated deficit	(66,600,752)	(54,017,536)
TOTAL STOCKHOLDERS’ DEFICIT	(123,174)	(19,677,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,272,295	$5,783,813

See accompanying notes to consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY

Consolidated Statements of Operations

For the years ended September 30, 2013 and 2012

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Revenues	$1,020,438	$1,009,250

Operating expense:
Selling and marketing	5,617,974	3,025,724
Personnel related	12,316,632	8,983,667
Processing	1,792,179	3,284,869
General and administrative	2,548,890	1,468,718
Total operating expenses	22,275,675	16,762,978

Loss from operations:	(21,255,237)	(15,753,728)

Nonoperating income (expense):
Interest expense	(1,001)	-
Interest income	4,334	5,103
Change in fair value of derivative liabilities	8,668,688	(5,346,358)
Total other expense	8,672,021	(5,341,255)
Net loss and comprehensive net loss	$(12,583,216)	$(21,094,983)

Deemed dividend on preferred stock	$-	(4,481,126)

Net loss and comprehensive net loss applicable to common shareholders	(12,583,216)	(25,576,109)

Basic and diluted net loss per share	$(1.55)	$(3.94)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	8,141,737	6,488,079

See accompanying notes to consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY

Consolidated Statements of Changes in Stockholders’ Deficiency and Redeemable Preferred and Common Stock (not classified as equity)

For the years ended September 30, 2013 and 2012

	Redeemable Series B
	Preferred Stock		Redeemable Common Stock		Series A Preferred			Common Stock		Additional		Total
	(not classified as equity)		(not classified as equity)		Stock			(classified as equity)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Par Value	Capital	Deficit	Deficiency
Balance at September 30, 2011	-	-	-	$-	4,325		$4	5,688,171	$5,688	$31,665,691	$(32,922,553)	$(1,251,170)
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	10,165	9,219,461	784,750	4,173,643	-		-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	(5,043,695)	-	(3,147,470)	-		-	-	-	-	-	-
Conversions of preferred stock to common stock	-	-	-	-	(3,972)		(4)	80,253	80	(76)	-	-
Issuance of common stock for services	-	-	-	-	-		-	125,222	125	751,205	-	751,330
Stock based compensation from stock options and warrants	-	-	-	-	-		-	-	-	6,040,144	-	6,040,144
Preferred stock deemed dividend	-	4,481,126	-	-	-		-	-	-	(4,481,126)	-	(4,481,126)
Repurchase of common stock	-	-	-	-	-		-	(40,000)	(40)	(159,960)	-	(160,000)
Exercise of warrants to purchase common stock	-	-	-	-	-		-	1,667	2	(2)	-	-
Forfeiture of accrued compensation	-	-	-	-	-		-	-	-	37,252	-	37,252
Reclassification of derivative liabilities	-	-	-	-	-		-	-	-	481,418	-	481,418
Net loss	-	-	-	-	-		-	-	-	-	(21,094,983)	(21,094,983)
Balance at September 30, 2012	10,165	8,656,892	784,750	1,026,173	353		$-	5,855,312	$5,855	$34,334,546	$(54,017,536)	$(19,677,135)
Reverse Stock split shares	-	-	-	-	-			165	-	-	-	-
Series B (reclassify from convertible preferred stock)	(10,165)	(8,656,892)	-	-	-			1,694,167	1,694	8,655,198	-	8,656,892
Common Shares (reclassify from convertible common stock)	-	-	(1,699,415)	(2,777,433)	-			1,699,415	1,700	2,775,733	-	2,777,433
Issuance of common stock for services	-	-	-	-	-			461,167	461	1,079,041	-	1,079,502
Stock based compensation from stock options and warrants	-	-	-	-	-			-	-	9,495,292	-	9,495,292
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	-	-	914,665	4,866,192	-			-	-	-	-	-
Exercise of warrants to purchase common stock	-	-	-	-	-			663,540	664	1,393,309	-	1,393,973
Series A preferred stock conversion	-	-	-	-	(353)			7,121	7	(7)	-	-
Allocation of net proceeds to warrant derivative liability	-	-	-	(3,114,932)	-			-	-	-	-	-
Reclassification of derivative liabilities	-	-	-	-	-			-	-	8,734,085	-	8,734,085
Net loss	-	-	-	-	-			-	-	-	(12,583,216)	(12,583,216)
Balance at September 30, 2013	-	-	-	-	-	$		10,380,888	$10,381	$66,467,197	$(66,600,752)	$(123,174)

See accompanying notes to consolidated financial statements

THE SPENDSMART PAYMENTS COMPANY

Consolidated Statements of Cash Flows

For the years ended September 30, 2013 and 2012

	For the year ended	For the year ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(12,583,216)	$(21,094,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,526	1,131
Stock based compensation	9,495,292	6,040,144
Issuance of common stock for services	1,079,502	751,330
Change in fair value of derivative liability	(8,668,688)	5,346,358
Changes in operating assets and liabilities:
Amounts on deposits with card processor	-	90,359
Prepaid insurance	39,739	(2,968)
Amounts on deposits with or due from merchant processor	25,585	(161,686)
Other assets	-	(648)
Accounts payable and accrued liabilities	2,501	(295,175)
Accrued and deferred personnel compensation	(97,074)	226,387
Net cash used in operating activities	(10,701,833)	(9,099,751)

Cash flows from investing activities:
Sale of property and equipment	2,505	-
Purchase of property and equipment	-	(9,844)
Net cash provided by (used in) investing activities	2,505	(9,844)

Cash flows from financing activities:
Net proceeds from issuance of preferred and common stock and warrants	-	13,393,104
Net proceeds from exercise of warrants to purchase common stock	1,393,973	-
Repurchase of common stock	-	(160,000)
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	4,866,192	-
Net cash provided by financing activities	6,260,165	13,233,104

Net (decrease) increase in cash and cash equivalents	(4,439,163)	4,123,509

Cash and cash equivalent at beginning of the period	5,509,911	1,386,402
Cash and cash equivalent at end of the period	$1,070,748	$5,509,911

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,001	$5,568

Supplemental statement of cash flows:
Modification and exercise of warrants:
Decrease in additional paid-in capital	$(287,385)	$-
Increase in additional paid-in capital	287,385	-
	$-	$-
Noncash investing and financing transactions
Forfeiture of accrued compensation	$-	$37,252
Reclassification of derivative liabilities	$8,734,085	$481,418

The Company had conversion of 3,972 shares of Series A preferred stock into 80,253 shares of common stock during the year ended September 30, 2012.

See accompanying notes to consolidated financial statements

The SpendSmart Payments Company

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Going Concern

The Company is a Colorado corporation. Through the subsidiary incorporated in the state of California, the SpendSmart Payments Company (“SpendSmart-CA”), the Company issues and services prepaid cards marketed to young people and their parents. The Company is a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying audited consolidated financial statements include the accounts of the Company and SpendSmart-CA for the year ended September 30, 2013 and 2012, respectively. All intercompany amounts have been eliminated in consolidation.

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the years ended September 30, 2013 and 2012, respectively.

For the years ended September 30, 2013 and 2012, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through September 30, 2013 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. The Company’s audited consolidated financial statements as of and for the year ended September 30, 2013 do not contain any adjustments for this uncertainty.  In response to the Company’s cash needs, in the first quarter of fiscal 2014 the Company raised additional cash through the sale of common stock and warrants as described in our footnotes that follow. All additional amounts raised will be used for the Company’s future investing and operating cash flow needs.

The Company also currently plan to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock (accompanied by warrants to purchase our common stock). All additional amounts raised will be used for our future investing and operating cash flow needs. However there can be no assurance that we will be successful in consummating such financing. This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

In March 2013, the Company changed its name to SpendSmart Payments Company, Inc. and BillMyParents-CA changed its name to The SpendSmart Payments Company.

2. Summary of Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Revenue Recognition

The Company generally has two revenue sources: monthly account fees and usage fees. Monthly account fees are recognized in the month for which the cardholder has a balance on an active card. No fees are charged or recorded as revenue for cards for which there is no cardholder balance. Usage fees are recognized at the time of the transaction. The Company defers revenue for monthly fees paid in advance of the related month of service. Deferred revenues at September 30, 2013 and September 30, 2012 were insignificant. The Company recognizes fee revenue gross of related processing costs and service fees. The Company does not collect sales taxes in connection with the products or services. During the year ended September 30, 2013, the Company remitted cardholder funds to the issuing bank within two business days of card loading. As of September 30, 2013 and September 30, 2012 we had $177,894 and $203,479, respectively, of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of the same amount in accounts payable.

Cash and cash equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.

From time to time, the Company has maintained bank balances in excess of insurance limits established by the Federal Deposit Insurance Corporation. The Company has not experienced any losses with respect to cash. Management believes the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the years ended September 30, 2013 and 2012 was $4,526 and $1,131, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments recorded in 2013 or 2012.

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing the Company’s financial statements, the Company is required to estimate the Company’s provision for income taxes. This process involves estimating our current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Management then assesses the likelihood that the Company deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established. Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in the Company’s tax provision in the Company’s consolidated statement of operations. The Company’s use of judgment in making estimates to determine the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance is recorded against our net deferred tax assets.

There are various factors that may cause these tax assumptions to change in the near term, and the Company may have to record a future valuation allowance against our deferred tax assets. The Company recognizes the benefit of an uncertain tax position taken or expected to be taken on the Company’s income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

Stock Based Compensation

The Company accounts for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of the Company’s stock options and warrants at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants. The Company uses historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and not comparable company information.

Derivatives

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $57,784 and $14,345,625, as of September 30, 2013 and September 30, 2012, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital. The value of the derivative liability that was reclassified to additional paid in capital at March 20, 2013 was $8,734,085.

The Company recognized a gain due to changes in the fair value of derivatives for the year ended September 30, 2013 totaling $8,668,688 and a loss of $5,346,358 for the year ended September 30, 2012, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company’s common stock decreases and will record expense when the value of the Company’s stock increases. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Net Loss per Share

The Company calculates basic earnings per share (“EPS”) by dividing the Company’s net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

During the year ended September 30, 2012, the Company issued Series B preferred stock with warrants to purchase additional common stock. The fair value of the warrants issued was approximately $4,481,126, at the issue date, resulting in a beneficial conversion feature and an immediate deemed dividend of approximately $4,481,126.

Warrant Liability

The Company accounts for the 159,167 common stock warrants granted in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the transactions have been estimated using a Monte Carlo simulation.

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

The Company’s financial instruments are cash and cash equivalents, accounts payable, and derivative liabilities. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2013 and September 30, 2012 is as follows:

Date of Valuation	September 30, 2013	September 30, 2012
Stock Price	$1.95	$10.65
Volatility (Annual)	69% to 70%	68% to 74%
Number of assumed financings	1	1
Number of anti-dilutive warrants	159,167	159,167
Total warrants outstanding	9,637,948	7,339,917
Total shares outstanding	10,380,888	5,855,313
Strike Price	$6.00	$6.00
Risk-free Rate	0.33%	0.23%
Maturity Date	1/24/14 to 11/24/15	1/24/14 to 11/24/15
Expected Life	0.73 to 2.15 years	1.73 to 3.15 years

At September 30, 2013 and September 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2013
	Balance at September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$57,784	$-	$-	$57,784
Total	$57,784	$-	$-	$57,784

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$14,345,625	$-	$-	$14,345,625
Total	$14,345,625	$-	$-	$14,345,625

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended September 30, 2013 and 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2012	$14,345,625
Issuance of warrants with derivative liabilities	3,114,932
Changes in estimated fair value	(8,668,688)
Reclassification of derivative liability to additional paid-in capital	(8,734,085)
Ending balance at September 30, 2013	$57,784

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2011	$1,289,520
Issuance of warrants with derivative liabilities	8,191,165
Changes in estimated fair value	5,346,358
Reclassification of derivative liability to additional paid-in capital	(481,418)
Ending balance at September 30, 2012	$14,345,625

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash. Advertising expenses (primarily in the form of Internet direct marketing) totaled $85,156 and $2,077,766 for the years ended September 30, 2013 and 2012, respectively.

Litigation

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Through the date of these financial statements, the Company is currently not involved in litigation or other legal actions. The Company is involved in a disagreement with our incumbent processor. The Company is currently involved in an arbitration proceeding with its former transaction processor and the Company’s arbitration hearing date is currently set for January 14-15, 2014.  In connection with the services provided under a processing agreement, the processor asserted that we are liable for previously unbilled services.  The Company is vigorously asserting the Company’s position and the Company currently estimates that it will prevail in the arbitration.  The Company has adequate reserves allocated in the event that we would be required to make any payments in connection with this matter. If the Company is judged liable for either a portion or all of the charges, or should the Company enter into a monetary settlement with the processor, such liability or settlement could materially affect its ability to execute the Company’s customer acquisition strategy by reducing the amount available for such activities by any amounts due to the processor or needed for related expenses.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have any impact on the company as the company has no other comprehensive income or loss, and therefore the net income or loss equals to the total comprehensive income or loss. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company’s consolidated financial statements were not significantly impacted by the adoption of this amended guidance.

Management’s Evaluation of Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. Redeemable Preferred Stock

From January 1, 2012 through July 19, 2012, the Company entered into subscription agreements with accredited investors pursuant to which we issued a total of 10,165 shares of our Series B Preferred Stock (convertible into 1,694,167 shares of the Company’s Common Stock), and five year warrants to purchase up to an additional 1,111,042 shares of our Common Stock at exercise prices ranging between $7.50 and $9.00 per share, in exchange for gross and net proceeds totaling approximately $10,165,000 and $9,219,461, respectively. The Series B Convertible Preferred Stock automatically converted to common stock on January 19, 2013 as in accordance with the registration statement. In aggregate 10,165 outstanding shares of the Series B Stock automatically converted into 1,694,167 common shares.

During the year ended September 30, 2012, the Company issued Series B preferred stock with warrants to purchase additional common stock. The fair value of the warrants issued was approximately $4,481,126 at the issue date, resulting in a beneficial conversion feature and an immediate deemed dividend of approximately $4,481,126.

4. Common Stock and Warrants

Common stock

On November 30, 2012, the Company entered into subscription agreements (“Subscription Agreement”) with seven accredited investors pursuant to which the Company issued 486,667 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $6.00 per share (the “Offering”). Pursuant to the terms of the Offering, the Company issued five year warrants to purchase up to an additional 458,333 shares of common stock in the aggregate, at an exercise price of $7.50 per share, to two investors, and five year warrants to purchase up to 7,083 shares of the Company’s common stock in the aggregate, at an exercise price of $9.00 per share, to five investors (collectively, the “Warrants”). The Offering resulted in net proceeds to the Company of approximately $2,580,500 after deducting fees and expenses totaling $339,500.

On December 13, 2012, the Company entered into subscription agreements (“Subscription Agreement”) with fifty-five accredited investors pursuant to which the Company issued 427,998 shares of our common stock, $0.001 par value (the “Common Shares”) at a purchase price of $6.00 per share (the “Offering”). Pursuant to the terms of the Offering, the Company issued five year warrants to purchase up to an additional 83,333 shares of our common stock in the aggregate, at an exercise price of $7.50 per share, to one investors, and five year warrants to purchase up to 86,166 shares of our common stock in the aggregate, at an exercise price of $9.00 per share, to fifty-four investors. The Offering resulted in net proceeds to the Company of approximately $2,285,692 after deducting fees and expenses totaling $282,299.

On March 20, 2013, the Company amended its warrant and registration rights agreement whereby removing all terms that required net cash settlement. As a result, the Company reclassed 1,699,415 shares or $2,777,433 from redeemable common stock to common stock (classified as equity).

On July 15, 2013, the Company issued to a service provider 450,000 shares of common stock, at $2.25 per share, with a fair value of $1,012,500. During the period ended March 2013, the Company issued 11,167 shares of common stock to a contractor in exchange for programming services performed, at $6.00 per share, with a fair value of $67,002.

During the year ended September 30, 2012, the company issued 18,000 shares of common stock, at $6.00 per share, and the Company recognized expense of $108,000 for services rendered.

Warrants

On June 10, 2013, the Company announced its intention to exercise certain classes of outstanding warrants that were initially issued to investors participating in private placement financings in 2010, 2011 and 2012 consisting of the following classes: (i) outstanding warrants to purchase an aggregate of 634,916 shares of the Company’s common stock issued to investors participating in the Company’s private placement financing completed on December 13, 2012 and November 30, 2012, of which 541,667 are exercisable at an exercise price of $7.50 per share (the “$7.50 December Warrants”) and 93,249 are exercisable at an exercise price of $9.00 per share (the “$9.00 December Warrants”); (ii) outstanding warrants to purchase an aggregate of 1,016,518 shares of the Company’s common stock issued to investors participating in the Company’s private placement financings closed on July 19, 2012, June 20, 2012, May 24, 2012 and March 31, 2012, of which 833,333 are exercisable at an exercise price of $7.50 per share (the “$7.50 Investor Warrants”) and 183,185 are exercisable at an exercise price of $9.00 per share (the “$9.00 Investor Warrants”); (iii) outstanding warrants to purchase an aggregate of 446,188 shares of the Company’s common stock issued to investors participating in the Company’s private placement financing completed on October 21, 2011 and November 21, 2011, of which 333,334 are exercisable at an exercise price of $7.50 per share (the “$7.50 2011 Warrants”) and 112,854 are exercisable at an exercise price of $9.00 per share (the “$9.00 2011 Warrants”); and (iv) outstanding warrants to purchase an aggregate of 431,950 shares of the Company’s common stock issued to investors participating in the Company’s private placement financings closed on November 16, 2010, of which 125,000 are exercisable at an exercise price of $6.00 per share (the “$6.00 2010 Warrants”) and 306,950 are exercisable at an exercise price of $9.00 per share (the “$9.00 2010 Warrants”).The warrant redemption was intended to raise non-dilutive capital.

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

In accordance with ASC 718- 20-35, short-term inducement modifications shall be treated as an exchange of the original award for a new award. In substance, the Company repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional expense for any incremental value. The effects of this modification (incremental cost) shall be measured as the excess, if any, of the fair value of the modified award determined over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. Total recognized cost for an equity award shall at least equal the fair value of the award at the grant date. As a result of this modification, there was no incremental cost.

5. Convertible Preferred Stock

Series A Preferred Stock

At September 30, 2013 and September 30, 2012 the Company had 0 and 353 shares, respectively, of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding. The Series A Stock was originally issued to investors for $100 per share. The following summarizes the terms of the Series A preferred stock outstanding:

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

Forced Conversion:  The Company has the right to force conversion of each share of Series A Stock into approximately 20 shares of common stock at any time provided the Company’s common stock has maintained a closing price of $15.00 per share for three consecutive trading days prior to conversion.

Voting Rights: The Company’s Series A Stock has no voting rights.

Covenants: The Subscription Agreement imposes certain covenants on the Company, including restrictions against incurring additional indebtedness, issuing any additional equity except certain permitted issuances, creating any liens on the Company’s property, amending its certificate of incorporation or bylaws in a manner which may adversely affect the Series A Stock holders, redeeming or paying dividends on shares of the Company’s outstanding common stock, and entering into certain related party transactions.

At September 30, 2013 and September 30, 2012, the Series A preferred stock was convertible into 0 and 7,121 shares, respectively, of the Company’s common stock at an effective price of $4.95 per share.

Series B Preferred Stock

The Company’s Series B Convertible Preferred Stock (“Series B Stock”) automatically converted to common stock on January 19, 2013 as in accordance with the registration statement which states that six months from the date of the final closing, as defined in the related subscription agreement, each share of Series B will automatically convert into common stock. 10,165 outstanding shares of Series B Stock automatically converted into 1,694,167 common shares at an effective price of $600 per share when adjusted for the 1:15 stock split.

At September 30, 2012, the Company had 10,165 shares of Series B convertible preferred stock (“Series B Stock”) outstanding that were issued to investors for $1,000 per share. The following summarizes the terms of the Series B Stock outstanding:

Face Value: Each share of Series B Stock has a face and par value of $1,000 and $0.001 per share, respectively.

Voluntary Conversion: Each share of Series B Stock is convertible at the election of the holders at any time into 167 shares of our common stock. Dividends: None.

Redemption: The Series B Stock is not required to be redeemed by the Company.

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

6.	Agreements for services, officer and Board of Directors’ compensation

In August 2012, the Company entered into one-year consulting agreements with Patrick Kolenik and Cary Sucoff (Messrs. Kolenik and Sucoff are members of the Company’s Board of Directors). The agreements call for the payment to Messrs. Kolenik and Sucoff of $5,000 each per month for their services to our Company. During the year ended September 30, 2013, the Company recognized and paid expenses totaling $55,000, each in connection with these consulting agreements.

In October 2012, the Company granted a five-year warrant to purchase up to 133,333 shares of common stock to Chris Leong, a member of our Board of Directors. The warrant vests monthly over a period of twelve months; has an exercise price of $6.90 per share; and includes a cashless exercise option. In November 2012, the Company granted warrants to purchase up to 333,333 shares of common stock to William Hernandez, the Company’s President and a member of the Board of Directors (as of January 2013). The warrants vest over a period of three years; have an exercise price of $7.35 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $1,210,150 of which $527,984 was recognized as a noncash charge to personnel related expense during period ended September 30, 2013.

In November 2012 (the "Effective Date"), the Company entered into an Endorsement Agreement (the “Endorsement Agreement”) for the promotion of our products. The Endorsement Agreement has a term of fourteen months (the “Term”), unless extended as provided in the Endorsement Agreement. In connection with the Endorsement Agreement, the Company agreed to pay a nonrefundable advance totaling $3,750,000 (the “Advance”), of which $1,900,000 was paid in November 2012, with the remainder totaling $1,850,000 paid in January 2013. In addition to the Advance, the Company agreed to pay monthly incentive compensation per active account (“Incentive Compensation”). The Advance is not recoupable from incentive compensation payments. The Company also agreed to pay a per month royalty per active account (“Royalty”). The Royalty payments are a single digit percentage of the revenue per card. The Advance is recoupable from Royalty payments made under the Endorsement Agreement. Upon the expiration of the Endorsement Agreement, the endorser will be entitled to receive the Royalty payments, subject to the recoupment of the Advance, and the Incentive Compensation, in perpetuity. The entire balance of the Advance totaling $3,750,000 was charged to operations during the three months ended December 31, 2012. The amount of the royalty payments were immaterial at the end of the year ended September 30, 2013 due to the number of accounts earned to date as a result of this endorsement.

Pursuant to the terms of the Endorsement Agreement, the Company issued the endorser warrants to purchase up to 133,334 shares of our common stock, as follows: 1) warrants to purchase 66,667 shares of the Company’s common stock vested upon the Effective Date, and 2) warrants to purchase another 66,667 shares of the Company’s common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price $7.05 per share. The Company also issued the endorser warrants to purchase up to an additional 133,333 shares of common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $7.05 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Endorsement Agreement is extended, which is at the sole discretion of the endorser, the endorser will receive additional warrants to purchase 133,333 shares of the Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of the Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. The Company recognized $604,372 in expense related to the warrants issued to the endorser for the year ended September 30, 2013.

Payments made in connection with the Advance, Incentive Compensation and Royalty will be recorded as an expense when incurred. Compensation expense related to the warrants, additional warrants, end of term warrants and extension warrants will be recognized based upon actual and expected vesting, of which an insignificant amount has been expensed for the period ended September 30, 2013.

In connection with the Endorsement Agreement (dated November 20, 2012) as of September 30, 2013, the Company made payments to two entities associated with a member of our Board of Directors, Jesse Itzler. Expenses related to these payments totaled $115,000 and $728,405 during the year ended September 30, 2013.

During January 2013 (the "Effective Date"), the Company entered into a Promotion/Endorsement Agreement (the “P/E Agreement”) with a term of eighteen (18) months (the “Term”). In connection with the P/E Agreement, the Company agreed to pay a nonrefundable fee of two hundred and fifty thousand dollars payable in four equal installments, on predetermined dates over the Term.

In addition to the fee, the Company has agreed to pay monthly incentive compensation per active account (“Incentive Compensation”) and have issued to the endorser additional warrants to purchase our common stock. Should the number of accounts reach a specified level, the endorser will have the opportunity to earn additional warrants equal to five times the number of active accounts at the end of the Term. The Additional Warrant (“Additional Warrant”) is exercisable for the number of shares of the Company’s common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $5.70 per share. In the event the product of five times the number of active accounts exceeds two million, the Company will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of our Company’s common stock on the last trading day before the date of issuance of each Extension Warrant.

7.	Agreements with former officer

In February 2013, the Company granted warrants to purchase up to 200,000 shares of common stock to Kim Petry, the Company’s former CFO. She replaced former CFO, Jonathan Shultz. The warrants vest over a period of three years; have an exercise price of $5.85 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $587,802. Ms. Petry resigned from the Company in the first quarter of 2014 and the cost associated with the remainder of her warrants will be recorded then.

On June 28, 2012, the Company entered into a Severance Agreement and General Release with James Collas the Company’s former President and Chief Executive Officer. Pursuant to the significant terms of the Agreement: 1) Mr. Collas left the Company’s employment effective July 6, 2012; 2) Mr. Collas surrendered 40,000 shares of common stock owned or controlled by him in exchange for $160,000 cash; and 3) Mr. Collas and the Company mutually released one another for all liabilities resulting from Mr. Collas’ employment with our Company.

On April 26, 2011, the Company entered into an Agreement and Release with Mr. Collas pursuant to which the parties agreed that effective as of April 26, 2011, (i) Mr. Collas resigned as an officer and director of the Company; (ii) Mr. Collas’ Employment Agreement dated January 31, 2011 was terminated and Mr. Collas continued his employment with the Company as a non-executive on an “at-will” basis; (iii) the Company paid Mr. Collas $400,000 in satisfaction of all of its obligations under a terminated Employment Agreement; and (iv) Mr. Collas surrendered to the Company 66,667 shares of the Company’s common stock held by him.

8. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the years ended September 30, 2013, and 2012, due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the years ended
	September 30,
	2013	2012

Common stock options	1,651,678	1,649,110

Common stock warrants	7,907,435	7,396,481

Exlcluded potentially dilutive securities	9,559,113	9,045,591

9. Stockholder’s equity

Stock options

On January 8, 2013, the Company’s Board of Directors approved the adoption of the SpendSmart Payments Company 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan (as approved by the Board of Directors but subject to future shareholder approval solicited by a Proxy Statement filed in January 2013) shall not exceed in the aggregate 3,000,000 shares of the common stock of the Company. On August 4, 2011, the Board of Directors approved the adoption of the SpendSmart Payments Company 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of the Company. The Company also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company. Upon shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

Through September 30, 2013, we have outstanding a total of 1,651,678 incentive and nonqualified stock options granted under the 2011 Plan and the 2007 Plan, all of which (for the purpose of computing stock based compensation) we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from April 2014 to August 2017.

Stock option activity during the two years ended September 30, 2013 and 2012 was as follows:

	2013	2012
Beginning balance outstanding	1,649,110	1,486,333
Options issued during the year	333,334	393,333
Options expired or cancelled during the year	(330,766)	(230,556)
Ending balance outstanding	1,651,678	1,649,110

Warrants

During the year ended September 30, 2012, the Company issued warrants to purchase the Company’s common stock to third parties providing consulting and advisory services, including five-year warrants to purchase up to 2,033,333 shares to members of the Company’s Board of Directors (includes grants made not during members’ terms of service on the Board) during fiscal 2012, respectively. The Company also issued warrants to purchase shares of the Company’s common stock to investors in connection with the issuances of restricted shares of common stock during the years ended September 30, 2013 and 2012 (the value of which was offset against the proceeds of the issuance of common stock and not charged to operations). Outstanding warrants from all sources have terms ranging from two to five and a half years.

Warrant activity (including warrants issued to investors and for consulting and advisory services) during the two years ended September 30, 2013 and 2012 was as follows:

	2013	2012
Beginning balance outstanding	7,396,481	3,599,761
Warrants issued during the year:
For consulting and advisory services	486,667	2,196,333
In connection with sales of common and preferred stock	726,383	1,780,971
Warrants expired or cancelled during the year	(39,667)	(133,513)
Warrants exercised	(662,429)	(47,071)
Ending balance outstanding	7,907,435	7,396,481

The number and exercise price of all options and warrants outstanding at September 30, 2013 is as follows:

	Weighted
	Average
Shares	Exercise	Expiration
Outstanding	Price	Fiscal Period
123,998	7.20	4th Qtr, 2013
134,445	6.60	1st Qtr, 2014
35,378	8.70	2nd Qtr, 2014
60,667	9.60	3rd Qtr, 2014
35,000	7.65	4th Qtr, 2014
88,640	7.80	1st Qtr, 2015
78,100	7.80	2nd Qtr, 2015
10,600	10.05	3rd Qtr, 2015
90,585	6.60	4th Qtr, 2015
479,246	7.65	1st Qtr, 2016
880,404	7.20	2nd Qtr, 2016
960,100	6.45	3rd Qtr, 2016
1,139,958	6.75	4th Qtr, 2016
521,994	7.80	1st Qtr, 2017
859,750	6.15	2nd Qtr, 2017
1,083,142	7.65	3rd Qtr, 2017
1,981,431	6.75	4th Qtr, 2017
662,342	7.80	1st Qtr, 2018
200,000	5.85	2nd Qtr, 2018
133,333	7.05	1st Qtr, 2023
9,559,113

 Stock based compensation

Results of operations for the year ended September 30, 2013 include stock based compensation costs totaling $9,495,292 ($6,040,144 for the year ended September 30, 2012) all of which was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the years ended September 30, 2013 and 2012:

	2013	2012
Expected life (in years)	4.33 years	4.04 years
Weighted average volatility	93.89%	89.17%
Risk-free interest rate	0.74%	0.54%
Expected dividend rate	0%	0%

The weighted average expected option and warrant term for employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. The Company utilized this approach as its historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on the historical volatility of the Company’s stock. The Company estimated the forfeiture rate based on our expectation for future forfeitures and (for the purpose of computing stock based compensation given the contractual vesting of the Company’s options and warrants outstanding) the Company assumes that all options and warrants will vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant. The Company has never declared or paid dividends and have no plans to do so in the foreseeable future.

As of September 30, 2013, $11,431,942 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 18.1 months. The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of and for the year ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2012	5,095,103	$6.85
Granted	820,001	6.86
Cancelled or expired	(370,433)	(6.91)
Exercised	-	-
Outstanding at September 30, 2013	5,544,671	$6.84	40.6 months	$-

Exercisable	4,362,580	$6.90	39.4 months	$-

Additional disclosure concerning options and warrants is as follows:

	2013	2012
Weighted average grant date fair value of options and warrants granted	$6.86	$6.52
Aggregate intrinsic value of options and warrants exercised	-	3.75
Weighted average fair value of options and warrants vested	6.90	6.67

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at September 30, 2013:

Exercise Price Range	Number of Options and Warrants
$5.55 - $6.15	1,003,334
$6.16 - $6.30	230,000
$6.31 - $6.45	1,440,000
$6.46 - $7.05	1,267,604
$7.20 - $15.00	1,603,733
5,544,671

A summary of the activity of our non-vested options and warrants for the year ended September 30, 2013 is as follows:

	2013	2012
Non-vested outstanding, beginning	2,707,530	1,763,850
Granted	820,000	2,589,667
Vested	(2,271,736)	(1,405,431)
Cancelled	(73,704)	(240,556)
Non-vested outstanding, ending	1,182,090	2,707,530

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2013:

Stock options outstanding	1,651,678
Stock options available for future grant	481,655
Warrants	7,907,435

Total common shares reserved for future issuance	10,040,768

10. Income taxes

Deferred tax assets at September 30, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets:
Primarily net operating loss carryforward	$17,183,108	$12,885,000

Valuation allowance	(17,183,108)	(12,885,000)

Net deferred tax assets	$-	$-

As of September 30, 2013 and September 30, 2012, the Company had federal and state net operating loss carryovers of approximately $42.6 million and $32.0 million, which will begin to expire in 2022. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at September 30, 2013 and September 30, 2012. As of September 30, 2013 and September 30, 2012, the change in valuation allowance is $4.3 million and $3.4 million, respectively.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	2013	2012
Statutory federal income tax rate	34%	34%
State taxes, net of federal tax benefit	6%	6%
Permanent differences	-6%	-27%
Change in valuation allowance	-34%	-13%
Income tax provision (benefit)	0%	0%

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2009 for federal purposes and after 2010 for California state tax purposes.

11. Commitments

Our Company lease its San Diego office facilities on a lease agreement through June 2014 with current monthly rentals of $2,695 plus common area maintenance charges. We moved our headquarters to Des Moines, IA in July, 2013. We lease space in Des Moines and additional storage in San Diego. Rent expense was $74,778 and $45,103 for the years ended September 30, 2013 and 2012, respectively. Future rental commitments under contract total $25,650 and $0 in fiscal 2014 and fiscal 2015, respectively.

12. Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Our Company may make contributions at the discretion of its Board of Directors. During the years ended September 30, 2013 and 2012, we made contributions to the Plan totaling $58,738 and $48,850, respectively.

13. Subsequent events

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

Effective October 28, 2013, Kim Petry resigned as CFO, Secretary, and Treasurer.

Effective October 28, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $7,500 per month. The Company has also agreed to issue Chord a vested stock option to purchase five thousand shares of common stock at an exercise price of $2.00 per share. The Company’s Chief Financial Officer, David Horin, is the President of Chord. The Agreement may be terminated by either party.

On October 25, 2013 and November 4, 2013, the Company sold two 7% Convertible Promissory Notes, as well as warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $2.25 per share to two accredited investors, one of which is a former board member of the Company. The notes convert on a voluntary basis at a price equal to $1.25 per share, or will mandatorily convert upon a funding event at the price equal to the lesser of (i) a 25% discount to the effective price of the securities sold in such funding event, or (ii) $1.25 per share of common stock.

On November 27, 2013, Mr. Michael McCoy resigned from his position as Chairman of the Board. Mr. McCoy shall continue to serve as Chief Executive Officer and director of the Corporation. In Addition, Mr. Joseph Proto has been appointed to serve as the new Chairman of the Board until the next annual meeting of stockholders. Further, the Board accepted the resignation of Mr. Jesse Itzler from his seat on the Board.

Also, on November 27, 2013, Mr. Brett Schnell was appointed as the Secretary of the Corporations of SpendSmart Payment Company and its subsidiary of the Corporation.

On December 18, 2013, the Company, through its wholly owned subsidiary The SpendSmart Payments Company, a California corporation, entered into an Amended and Restated Asset Purchase Agreement (the “Amended Agreement”) with Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS”) a Nevada corporation, whereby, upon the completion of certain closing conditions, the Company will purchase substantially all of the assets of SMS. In addition, the Company, through its wholly owned subsidiary The SpendSmart Payments Company, a California corporation, entered into a Goodwill Purchase Agreement with Alex Minicucci, the Chief Executive Officer of SMS, to acquire all of Mr. Minicucci’s goodwill. In consideration for such assets and goodwill, the Company has agreed to issue an aggregate of five million two hundred and fifty thousand shares of common stock of the Company, in addition to other financial consideration. The closing of the Agreements are subject to standard and customary closing deliverables and is contingent upon, among other things, the Company completing due diligence of the assets and business of SMS to its sole satisfaction.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2013. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2013 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Restatement of Previously Issued Financial Statements. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal year ended September 30, 2012. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The impact of the change will reduce the derivative liabilities and stock based compensation as of and for the fiscal year ended September 30, 2012. The Company also concluded that they did not maintain effective controls over financial reporting relating to the classification and reporting of financial instruments. The aforementioned errors constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of September 30, 2012. The control environment that existed at September 30, 2012 continued to exist through September 30, 2013 and therefore the company did not maintain effective internal controls over financial reporting.

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  More specifically we have undertaken or will put in place the following actions:

•	In October 2013, we hired a new Chief Financial Officer through Chord Advisors to lead our complex accounting and finance initiatives.
•	In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.
•	We have engaged a third party to administer our equity based compensation plan.

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

Our current Board of Directors consists of nine directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Michael R. McCoy	53	Chief Executive Officer and Chairman Board of Directors[1]
William Hernandez	56	President
Jonathan Shultz	53	Chief Financial Officer, Secretary and Treasurer [2]
Kim Petry	44	Chief Financial Officer, Secretary and Treasurer [3]
Isaac Blech	63	Director
Rob DeSantis	49	Director
Joseph Proto	57	Director[4]
Cary Sucoff	61	Director
Patrick M. Kolenik	62	Director
Jesse Itzler	45	Director[5]
Brian Thompson	46	Director[6]
Ka Cheong Christopher Leong	64	Director
Jerold Rubinstein	70	Director[7]
David Horin	45	Chief Financial Officer and Treasurer [8]

1 On November 27, 2013, Mr. McCoy resigned from his position as Chairman of the Board of Directors.

2 On February 19, 2013, Mr. Shultz resigned from his position as Chief Financial Officer, Secretary and Treasurer of the Company.

3 Ms. Petry was appointed as the Chief Financial Officer, Secretary and Treasurer of the Company on February 19, 2013. On October 28, 2013, Ms. Petry resigned from her position as Chief Financial Officer, Secretary and Treasurer of the Company.

4 On November 27, 2013, the Board of Directors appointed Mr. Proto as the Chairman of the Board of Directors.

5 On November 27, 2013, the Board of Directors accepted the resignation of Mr. Itzler.

6 On October 1, 2013, the Board of Directors accepted the resignation of Mr. Thompson.

7 On October 1, 2013, the Board of Directors appointed Mr. Rubinstein as a member of the Board of Directors.

8 On October 28, 2013, Mr. Horin was appointed the Chief Financial Officer and Treasurer of the Company.

Mr. Michael R. McCoy has been our Chief Executive Officer, since September 19, 2011, and Chairman, Board of Directors from September 19, 2011 until November 27, 2011. Mr. McCoy is responsible for our Company’s overall direction and strategic positioning. Formerly President, Consumer Credit Cards at Wells Fargo, Mr. McCoy was responsible for the overall business and strategic direction of this business unit, directing a staff of over 4,000 individuals and managing a customer base of over 8.5 million with over $20 billion in credit card balances. A recognized leader in the financial services industry, Mr. McCoy previously served in a number of executive positions at Wells Fargo, having served as group Senior Vice President, Strategy and Business Development for Wells Fargo Financial, where he led the Retail Sales Finance and Insurance Services businesses and directed Marketing for the Wells Fargo Financial enterprise. He also served as Executive Vice President, Human Resources and Communications for the Home and Consumer Finance Group, which included Leadership Development, Learning and Development, Compensation, Recruiting and Corporate Sponsorships.

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

Ms. Kim Petry had been the Chief Financial Officer and Treasury of the Company February 2013 until October 28, 2013. Ms. Petry was employed by American Express from October 2008 to December 2012. From 2008 to 2010, Ms. Petry was the Vice President and Controller of Global Credit Cards and Small Business Services at American Express. In addition, from 2011 through 2012, Ms. Petry served as CFO of the Global Credit Cards and Small Business Services at American Express, where she led a team of over 150 finance professionals globally, supporting a business with over $4 billion in revenue. Prior to American Express, from 2006 to 2008, she was Vice President of Corporate Finance, Planning and Analysis and Business Finance and Analysis with TIAA-CREF where she led over 140 professionals across the U.S. and was responsible for reporting, budgeting, forecasting, strategy, long-term planning, new product development, mergers and acquisitions. Ms. Petry served at US Trust Corporation/Schwab Corporation from 1998 to 2006 in several executive roles following her prior experience working as a Senior Audit Manager for Financial Services at PricewaterhouseCoopers. She earned her MBA from New York University and her BA with a major in accounting, graduating summa cum laude, from Adelphi University.

Mr. David Horin was appointed the Chief Financial Officer and Treasurer of the Company on October 28, 2013. Mr. Horin is currently the President of Chord Advisors, LLC, an advisory firm that provides targeted financial solutions to public (small-cap and mid-cap) and private small and mid-sized companies. From March 2008 to June 2012, Mr. Horin was the Chief Financial Officer of Rodman & Renshaw Capital Group, Inc., a full-service investment bank dedicated to providing corporate finance, strategic advisory, sales and trading and related services to public and private companies across multiple sectors and regions. From March 2003 through March 2008, Mr. Horin was the Managing Director of Accounting Policy and Financial Reporting at Jefferies Group, Inc., a full-service global investment bank and institutional securities firm focused on growth and middle-market companies and their investors. Prior to his employment at Jefferies Group, Inc., from 2000 to 2003, Mr. Horin was a Senior Manager in KPMG’s Department of Professional Practice in New York, where he advised firm members and clients on technical accounting and risk management matters for a variety of public, international and early growth stage entities. Mr. Horin has a Bachelor of Science degree in Accounting from Baruch College, City University of New York. Mr. Horin is also a Certified Public Accountant.

Mr. Isaac Blech was appointed to the Board of Directors on March 10, 2011. He currently serves on the Board of Directors of Contrafect Corp., a biotech company specializing in novel methods to treat infectious disease; Cerecor, Inc., a biopharmaceutical company focused on activity in the human brain; Medgenics, Inc., a company that has developed a novel technology for the manufacture and delivery of therapeutic proteins; and Premier Alliance Group, Inc. (PIMO), a public company that provides business and technology consulting services to primarily Fortune 500 companies. Previously, Mr. Blech was an investor, advisor and director in a number of well-known companies, primarily focused in biotechnology.

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

Mr. Joseph Proto was appointed to our Board of Directors on January 26, 2012 and was appointed Chairman of the Board of Directors on November 28, 2013, replacing Mike McCoy. Mr. Proto is a seasoned and successful senior executive and entrepreneur with three decades in the billing and payments industry. Mr. Proto is currently the Chairman and Chief Executive Officer of electronic billing company Transactis Inc. He founded REMITCO, a remittance processing company where he also served as President for 11 years, which was acquired in 2000 by First Data Corp. Mr. Proto also founded Financial Telesis (CashFlex), a payment processor to 65 of the top 100 banks in the U.S., which was acquired by CoreStates/Wachovia and is now a part of Wells Fargo. In 2004, Mr. Proto co-founded Windham Ventures, an investment company focusing on financial technology and life sciences companies, where he currently serves as a founding partner.

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

Mr. Jesse Itzler was appointed to our Board of Directors on July 24, 2012 and resigned from the Board of Directors effective November 27, 2013. In 2011, Mr. Itzler founded 100 Mile Group LLC, a brand incubator and creative marketing company, which is a successor to Suite 850, LLC (founded by Mr. Itzler in 2009). Mr. Itzler serves as the managing member of 100 Mile Group. In June 2010, Mr. Itzler co-founded PureBrands, LLC, a consumer products company featuring nutritional and dietary supplements. From 2001 through 2010, Mr. Itzler served as co-founder and vice-chairman of Marquis Jet Partners, a private aviation company. Mr. Itzler is a graduate of American University.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In the fiscal year ended September 30, 2013, we held five special board meetings. Each of our directors has attended all meetings either in person or via telephone conference.

Item 11.  Executive Compensation

The information required by this item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2013 Proxy Statement.

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

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees during the years ended September 30, 2012 and 2011 for professional services rendered by the predecessor auditors for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements (including expenses) totaled $59,243 and $64,509, respectively. Our audit fees for our 10-K for the years ended September 30, 2013 was $32,000 and the March 31, 2013 and June 30, 2013 10Q’s were $8,000 each.

For the amended 10-K/A and amended 10Q’s for the years ended September 30, 2012 and 2011, our Company engaged EisnerAmper LLP and the aggregate fees for professional services rendered was $65,000 for the 10-K/A and $35,000 for the 10Q-A’s.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the predecessor auditors or EisnerAmper LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by the predecessor auditors or EisnerAmper LLP for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2013 and 2012.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the predecessor auditors or EisnerAmper LLP, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2013 and 2012.

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

The registrants Audit Committee approved EisnerAmper LLP’s performance of services on for the audit of the registrant’s amended annual financial statements for the years ended September 30, 2012 and 2011 as well as those fees for the period ended September 30, 2013.

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

Date: December 30, 2013

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

Signature	Title	Date

/s/ MICHAEL R. MCCOY	Chief Executive Officer and	December 30, 2013
Michael R. McCoy	Director (Principal Executive Officer)

/s/ WILLIAM HERNANDEZ	President	December 30, 2013
William Hernandez

/s/ DAVID HORIN	Chief Financial Officer and Treasurer	December 30 2013
David Horin	(Principal Financial Officer and Principal Accounting Officer)

/s/ ISAAC BLECH	Director	December 30, 2013
Isaac Blech

/s/ CARY SUCOFF	Director	December 30, 2013
Cary Sucoff

/s/ PATRICK KOLENIK	Director	December 30, 2013
Patrick Kolenik

/s/ ROBERT DESANTIS	Director	December 30, 2013
Robert DeSantis

/S/ JOSEPH PROTO	Director	December 30, 2013
Joseph Proto

/s/ KA CHEONG CHRISTOPHER LEONG	Director	December 30, 2013
Ka Cheong Christopher Leong

/s/ JEROLD RUBINSTEIN	Director	December 30, 2013
Jerold Rubinstein

