Form 10-Q
period 2013-12-31
SpendSmart Payments Co
filed 2014-02-14
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013

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

At January 31, 2014 there were 10,398,527 shares outstanding of the issuer’s common stock, par value $0.001 per share.

Signatures

Exhibits

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of The SpendSmart Payments Company (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Balance Sheets

	December 31, 2013	September 30, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$497,313	$1,070,748
Amounts on deposits with or due from merchant processor	201,866	177,894
Prepaid insurance	4,068	16,271
Total current assets	703,247	1,264,913
Other assets:
Property and equipment, net of accumulated depreciation of $49,715 on December 31 and $48,583 on September 30, 2013	251	1,682
Other assets	5,700	5,700
Total other assets	5,951	7,382

TOTAL ASSETS	$709,198	$1,272,295

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$921,164	$1,163,692
Accrued deferred personnel compensation	231,668	173,993
Notes payable, fair value	142,089	-
Derivative liabilities - warrants	26,505	57,784
Total current liabilities	1,321,426	1,395,469

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 300,000,000 shares authorized; 10,398,527 shares issued and outstanding (10,380,388 - September 30, 2013)	10,398	10,381
Additional paid-in capital	67,905,486	66,467,197
Accumulated deficit	(68,528,112)	(66,600,752)
Total stockholders' deficit	(612,228)	(123,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$709,198	$1,272,295

See accompanying notes to condensed consolidated financial statements.

*Derived from audited financial information.

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Statements of Operations

For the three months ended December 31,

	2013	2012
	(unaudited)	(unaudited)
Revenues	$227,050	$247,497

Operating expenses:
Selling and marketing	204,777	4,654,948
Personnel related	1,736,689	3,893,183
Processing	165,306	387,354
General and administrative	312,386	314,644
Total operating expenses	2,419,158	9,250,129

Loss from operations	(2,192,108)	(9,002,632)

Non-operating income (expense):
Interest expense	(7,073)	-
Interest income	631	1,044
Change in fair value of financial instruments	271,190	8,587,290
Total non-operating income	264,748	8,588,334
Net loss and comprehensive net loss	$(1,927,360)	$(414,298)

Basic and diluted net loss per share	$(0.19)	$(0.06)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,392,008	6,898,772

See accompanying notes to condensed consolidated financial statements.

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31,

	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,927,360)	$(414,298)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,131	1,132
Stock-based compensation	1,268,307	2,997,503
Issuance of common stock for services	52,000	24,000
Change in fair value of financial instruments	(271,190)	(8,587,290)
Changes in operating assets and liabilities:
Prepaid insurance	12,203	17,687
Amounts on deposits with or due from merchant processor	(23,972)	57,815
Accounts payable and accrued liabilities	(242,529)	1,835,586
Accrued deferred personnel compensation	57,675	288,329
Net cash used in operating activities	(1,073,735)	(3,779,536)

Cash flows from investing activities:
Sale of property and equipment	300	-
Net cash provided by (used in) investing activities	300	-

Cash flows from financing activities:
Net proceeds from issuance of preferred and common stock and warrants	-	4,866,192
Net proceeds from exercise of warrants to purchase common stock	-	9,000
Proceeds from issuance of convertible debt	500,000	-
Net cash provided by financing activities	500,000	4,875,192

Net (decrease) increase in cash and cash equivalents	(573,435)	1,095,656

Cash and cash equivalent at beginning of the period	1,070,748	5,509,911
Cash and cash equivalent at end of the period	$497,313	$6,605,567

See accompanying notes to condensed consolidated financial statements.

1.	Basis of Presentation

The SpendSmart Payments Company is a Colorado corporation (the Company). Through our subsidiary incorporated in the state of California. The SpendSmart Payments Company (“SpendSmart-CA”), brings value added products, payment solutions, and mobile marketing solutions to consumers, merchants, businesses and government organizations. The Company is a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying unaudited condensed consolidated financial statements include the accounts of our Company and SpendSmart-CA as of and through December 31, 2013. All material intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended December 31, 2013 and 2012 are not necessarily indicative of results to be expected for a full year.

2.	Liquidity and Going Concern

For the year ended September 30, 2013, our audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of our Company’s ability to continue as a going concern. Additionally, we have incurred net losses through December 31, 2013 and have yet to establish profitable operations and cash flows from operations. These factors among others create a substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2013 do not contain any adjustments for this uncertainty.  In response to our Company’s cash needs, in the first quarter of fiscal 2014 we raised additional cash through the issuance of two 7% Convertible Promissory Notes. Warrants to purchase an aggregate 200,000 shares of our common stock at an exercise price of $2.25 per share were also issued with these investments.

The Company also currently plans to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock (accompanied by warrants to purchase our common stock). All additional amounts raised will be used for our future investing and operating cash flow needs. However there can be no assurance that we will be successful in consummating such financing. This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

3.	Summary of Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Fair Value Option

The Company elected the fair value option for its $500,000 7% Convertible Promissory Note (“Promissory Note”) as this option better represents the economics and the fair value of this instrument. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses on Promissory Note for which the fair value option has been elected are recognized in change in fair value of financial instruments, net in the condensed consolidated statements of operations.

Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of any ultimate liability from such claims cannot be determined.  However, except as otherwise disclosed herein, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.  Our Company was involved in an arbitration with our previous processor but we have since agreed to a settlement of such arbitration. The agreed upon settlement amount has been accrued at December 31, 2013 and was paid on February 13, 2014.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, “FASB” issued ASU 2011-05, “Presentation of Comprehensive Income”, an amendment to FASB ASC Topic 220, “Comprehensive Income”. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have any impact on the Company as the Company has no other comprehensive income or loss, and therefore the net income or loss equals to the total comprehensive income or loss. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company’s condensed consolidated financial statements were not significantly impacted by the adoption of this amended guidance.

4.	Issuances of Common Stock and Warrants

During the three months ended December 31, 2013 and 2012, we issued 17,639 and 4,000 shares of our common stock (in each respective period) to a contractor and two vendors in exchange for programming services and other services performed. In connection with these issuances of shares, we recognized expenses of $52,000 and $24,000 during the respective periods.

5.	Fair Value Measures and Financial Instruments

The Company accounts for certain of our outstanding warrants issued in fiscal 2010 and 2012 (“2010 Warrants” and “2012 Warrants”) as derivative liabilities.

Based on the guidance in ASC 480 “Distinguishing Liabilities From Equity”, ASC 815 “Contracts in an Entity’s Own Equity” and ASC 718 “Compensation – Stock Compensation” with regard to 2010 Warrants and 2012 Warrants, management concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature. Under ASC 815, the Company records the fair value of these warrants (derivatives) on its Condensed Consolidated Balance Sheets, at fair value, with changes in the values reflected in the Condensed Consolidated Statements of Operations as “Change in fair value of instruments”. The fair value of the share purchase warrants are recorded on the balance sheet under “Derivative liabilities – warrants”. These derivative liabilities which arose from the issuance of the 2010 Warrants and 2012 Warrants resulted in an ending balance of derivative liabilities of $26,505 and $57,784 as of December 31, 2013 and September 30, 2013, respectively, in the Condensed Consolidated Balance Sheet.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and require significant judgment or estimation, pricing models, discounted cash flow methodologies, or similar techniques can be considered Level 2 or Level 3 depending on observability. At December 31, 2013 all of the Company’s derivative liabilities and liabilities related to the Promissory Note with the fair value election were classified as Level 3. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the Promissory Note and warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

Determining fair value of Promissory Note and warrants, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. The inputs used to value the Promissory Note are consistent with the inputs used to value the firm’s other derivative instruments. The Company valued the embedded derivative component using a lattice model.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, market interest rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

The 2010 Warrants and 2012 Warrants contain reset provisions. The fair value of the warrants issued by the Company in connection with these transactions has been estimated using a Monte Carlo simulation under the following assumptions:

	9/30/13	12/31/13
Share Price	$1.95	$0.91
Strike Price	$2.25	$2.25
Risk-free Rate	0.10% to 0.33%	0.13% to 0.38%
Volatility (Annual)	69% to 70%	70% to 72%
Number of Assumed Financings	1	1
Total Warrants Outstanding	9,637,948	7,977,990
Total Common Shares Outstanding	10,380,888	10,398,527
Time To Maturity (Years)	0.73 to 2.15	0.48 to 1.90

The foregoing inputs into the 2010 Warrants, 2012 Warrants and Promissory Notes are reviewed quarterly and are subject to change based primarily on Management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liabilities – Warrants and Note Payable, fair value:

	September 30, 2013
	Carry Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	57,784	-	-	57,784	57,784
	$57,784			$57,784	$57,784

	December 31, 2013
	Carry Value	Level 1	Level 2	Level 3	Total
Note payable, fair value	$142,089	$-	$-	$142,089	$142,089
Derivative liability - warrants	26,505	-	-	26,505	26,505
	$168,594			$168,594	$168,594

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

Fair Value Measurements Using Level 3 Inputs
	Derivative Liability
	Conversion
	Notes	Warrants	Total
Balance - September 30, 2013	$-	$57,784	$57,784
Additions during the year	382,000	-	382,000
Total unrealized (gains) or losses included in net loss	(239,911)	(31,279)	(271,190)
Transfers in and/or out of Level 3	-	-	-
Balance - December 31, 2013	$142,089	$26,505	$168,594

6.	Convertible Promissory Notes

On October 25, 2013 and November 4, 2013, the Company closed a private placement of 10 Units to a total of 2 investors, each Unit consisting of (i) a 13-month $50,000 principal amount promissory note (“Promissory Note”) bearing an annual interest rate of 7%, convertible at the holders’ option to common stock at the rate of $1.25 per share and (ii) a four-year callable Warrant (the "Promissory Note Warrants"), to purchase 20,000 shares of common stock. The Company received gross proceeds of $500,000.

The Promissory Notes are also contingently mandatorily convertible at a conversion price that is the lesser of i) 25% discount to the effective price sold in the consummation of an equity, or convertible debt financing in one or more series of transactions with aggregate gross proceeds of at least $3,000,000 or ii) $1.25 per share of common stock.

The Company, upon five-day notice to holders of outstanding Promissory Note Warrants, has the right, subject to limitations, to call all or any portion of the Warrants then outstanding if (i) the VWAP for each of ten (10) consecutive trading days equals or exceeds $4.50 per share and (ii) has a minimum trading volume of 50,000 shares per day over the same period. These warrants were valued at $118,000 in aggregate and were classified as equity instruments.

The Company elected the fair value option for notes payable as this option better represents the economics and fair value of notes payable. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The Company recognized a $239,911 net change in fair value of financial instruments the condensed consolidated statements of operations from October 25, 2013 through December 31, 2013.

7.	Convertible Preferred Stock

Series A Preferred Stock

At December 31, 2013 and September 30, 2013 we had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

Our Series B Convertible Preferred Stock (“Series B Stock”) automatically converted to common stock on January 19, 2013 as in accordance with the Certificate of Designation for the Series B stock which states that six months from the date of the final closing, as defined in the related subscription agreement, each share of Series B will automatically convert into common stock. 10,165 outstanding shares of Series B Stock automatically converted into 1,694,167 common shares at an effective price of $600 per share.

At December 31, 2013 we had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding that were issued to investors for $1,000 per share.

8.	Stockholders’ Deficit

Stock Options

On January 8, 2013, our Board of Directors approved the adoption of the SpendSmart Payments Company 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by the Company’s shareholders on February 15, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 3,000,000 shares of the common stock of our Company. On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Payments Company 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of our Company. We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 266,667 shares of the common stock of our Company. With shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

Through December 31, 2013, we have outstanding and vested a total of 1,566,667 and 1,279,630, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from August 2016 to November 2017.

Stock Option Plans

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 138,333 shares of our common stock during the three months ended December 31, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $1.95 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 5,000 shares at $1.95 to our CFO (Chord Advisors, LLC). The aggregate expense recorded for the three months ended December 31, 2013 for these issuances was $29,452. In recompense for services performed on our behalf, we issued warrants to purchase up to 6,300,000 shares of our common stock during the three months ended December 31, 2012, including a five year warrant to purchase up to 2,000,000 shares (exercise price of $10.35 per share) to a member of our Board of Directors. Through December 31, 2013, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property. Warrants to purchase up to 150,000 shares of common stock have expired. Warrants to purchase up to 3,881,325 shares of common stock remain outstanding at December 31, 2013, of which 3,279,367 have vested.

For the three months ended December 31, 2013, we issued 200,000 warrants to new investors. Through December 31, 2013, we have also issued warrants to purchase up to 4,917,276 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 4,096,665 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at December 31, 2013 are as follows:

	Weighted
Shares	Average	Expiration
Outstanding	Exercise	Fiscal Period
	Price
35,380	8.70	2nd Qtr, 2014
57,333	9.75	3rd Qtr, 2014
35,000	7.65	4th Qtr, 2014
81,973	7.80	1st Qtr, 2015
78,100	7.80	2nd Qtr, 2015
10,600	10.05	3rd Qtr, 2015
83,918	6.60	4th Qtr, 2015
479,246	7.65	1st Qtr, 2016
872,800	7.20	2nd Qtr, 2016
960,100	6.45	3rd Qtr, 2016
1,263,958	6.90	4th Qtr, 2016
516,808	7.80	1st Qtr, 2017
859,750	6.15	2nd Qtr, 2017
1,076,475	7.65	3rd Qtr, 2017
1,599,208	6.75	4th Qtr, 2017
1,195,675	6.75	1st Qtr, 2018
66,667	5.85	2nd Qtr, 2018
138,333	1.95	1st Qtr, 2019
133,333	7.05	1st Qtr, 2023
9,544,657

Stock-based Compensation

During the three months ended December 31, 2013, we recognized stock-based compensation expense totaling $1,268,307 in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing model. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the three months ended December 31, 2013:

Expected life (in years)	4.99 years
Weighted average volatility	90.07%
Forfeiture rate	0%
Risk-free interest rate	1.41%
Expected dividend rate	0%

At December 31, 2013, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) is $6.80 per share while the corresponding weighted average remaining contractual period was approximately 37.0 months. As of December 31, 2013, $3,174,110 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through November 2022.

9.	Subsequent Events

On January 29, 2014, Mr. Rob DeSantis resigned from his position as a director of The SpendSmart Payments Company (the “Company”).

SMS Acquisition

On February 11, 2014, The SpendSmart Payments Company, a Colorado corporation (“we,” “us,” “our,” or the “Company”), entered into subscription agreements (“Subscription Agreement”) with accredited investors pursuant to which we issued 1,131,099 shares of our newly designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and warrants to purchase 4,524,396 shares of our common stock (the “Common Stock”) exercisable during the five-year period commencing on the date of issuance at $1.10 per share (the “Warrants”).

This offering resulted in gross proceeds to us of approximately $3,393,270.  The placement agent, a FINRA registered broker-dealer, in connection with the financing received a cash fee totaling $534,327 and will receive warrants to purchase up to 113,110 shares of common stock at an exercise price of $1.265 per share as compensation. The Series C Preferred Stock and the Warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 11, 2014, immediately following the closing described above, the Company, through its wholly-owned subsidiary The SpendSmart Payments Company, a California corporation (the “Subsidiary”), purchased substantially all of the assets of Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS”) a Nevada corporation, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”). In conjunction with the purchase of substantially all of the assets of SMS, the Company, through the Subsidiary acquired all of the goodwill owned by Alex Minicucci, the Chief Executive Officer of SMS, relating to SMS, pursuant to the terms of a Goodwill Purchase Agreement (the “Goodwill Purchase Agreement”) (the closing of the Asset Purchase Agreement and Goodwill Purchase Agreement collectively referred to as the “SMS Acquisition”).

Pursuant to the Asset Purchase Agreement, the Company acquired all of the assets of SMS. In consideration of the purchased assets, the Company agreed to issue to SMS five million two hundred and fifty thousand shares of the Company’s common stock. Pursuant to the Goodwill Purchase Agreement, the Company agreed to pay Mr. Minicucci: (i) cash in the amount of four hundred and fifty thousand dollars in the aggregate upon the closing of a minimum of three million dollars in gross proceeds raised in a financing transaction; (ii) cash in the amount of four hundred and fifty thousand dollars in the aggregate upon the closing of a minimum of seven million dollars in gross proceeds raised in a financing transaction; (iii) an earn-out payment relating to fifteen percent of the earnings generated by the SMS after the acquisition; and (iv) an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS.

On February 11, 2014, in conjunction with the closing of the SMS Acquisition, Mr. Alex Minicucci was appointed as the Chief Executive Officer and a director of the Company.

Mr. Alex Minicucci is a serial entrepreneur with an 18 year background in web, ecommerce, and mobile marketing. In November 2008, Mr. Minicucci founded SMS Masterminds, subsequently earning several recognitions such as ‘Top 20 under 40 Entrepreneur in 2013. From 2006 to 2008, he served as Chief Operating Officer of TechXpress, Inc., a managed services IT firm. Between 2000 and 2003, Mr. Minicucci built and sold one of the nation’s largest virtual tour providers, USA Virtual Tours, to MediaNews Group. In the late 90’s, Mr. Minicucci started and ran one of the first web development firms in central California, TooPhat.com, Inc., focused on next generation web development combined with interactive 3D environments. Mr. Minicucci is an Eagle Scout and active mentor to business students at Cal Poly San Luis Obispo.

In connection with the appointment of Mr. Minicucci as Chief Executive Officer, the Company and Mr. Minicucci entered into an employment agreement (the “Minicucci Employment Agreement”). The Minicucci Employment Agreement has an initial term of three years. The Minicucci Employment Agreement provides for the payment of a base salary of $375,000 per year (subject to discretionary increases by the Board). The Minicucci Employment Agreement provides that Mr. Minicucci is entitled to usual and customary benefits and also contains usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality).

In conjunction with Mr. Minicucci’s appointment, Mr. Michael R. McCoy resigned from his position as Chief Executive Officer of the Company. Mr. McCoy’s resignation was not the result of any disagreements with the Company. Mr. McCoy will continue to serve in his capacity as a director of the Company.

Series C Convertible Preferred Stock

On February 11, 2014, the Company filed a Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights (the “Certificate of Designations”) of its Series C Convertible Preferred Stock with the Secretary of State of the State of Colorado to amend our articles of incorporation. The Certificate of Designations sets forth the rights, preferences and privileges of the Series C Preferred Stock. As provided in our articles of incorporation, the filing of the Certificate of Designations was approved by our Board of Directors. The following is a summary of the rights, privileges and preferences of the Series C Preferred Stock:

Number of Shares: The number of shares of Series C Preferred Stock designated as Series C Preferred Stock is 3,333,334 (which shall not be subject to increase without the written consent of all of the holders of the Series C Preferred Stock or as otherwise set forth in the Certificate of Designation; provided however that the Company may authorize and issue additional shares of Series C Preferred Stock in the event the Maximum Offering Amount (as defined in the Subscription Agreement by and between the Company and each Holder dated as of even date herewith) is increased).

Stated Value: The initial Stated Value of each share of Series C Preferred Stock is $3.00 (as adjusted pursuant to the Certificate of Designation).

Voluntary Conversion: The Series C Preferred Stock shall be convertible at the option of the holder, into common stock at the applicable conversion price of $.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designations. In addition, the Company has the right to require the holders to convert to common stock under certain enumerated circumstances.

Mandatory Conversion: At the Company’s sole option, each outstanding share of Series C Preferred Stock may be converted into shares of Common Stock at the applicable conversion price immediately prior to the close of business on the date that the volume weighted average price of the Common Stock, based on the closing price on the or any other market or exchange where the same is traded, shall exceed $4.00 per share for any 30 consecutive trading days anytime from the Original Issue Date with an average daily trading volume of 100,000 shares (such numbers shall be proportionally adjusted for dividends, stock splits, Common Stock combinations and recapitalizations involving the Common Stock).

Voting Rights: Except as described in the Certificate of Designations, holders of the Series C Preferred Stock will vote together with holders of the Company common stock on all matters, on an as-converted to common stock basis, and not as a separate class or series (subject to limited exceptions).

Liquidation Preferences: In the event of any liquidation or winding up of the Company prior to and in preference to any Junior Securities (including common stock), the holders of the Series C Preferred Stock will be entitled to receive in preference to the holders of the Company common stock a per share amount equal to the Stated Value (as adjusted pursuant to the Certificate of Designations).

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

On February 11, 2014, we closed on the acquisition of SMS Masterminds. SMS Masterminds is a mobile loyalty solution focused on mobile marketing for small and medium sized businesses. We anticipate that our product suite will consist of various SpendSmart prepaid cards, prepaid program management and card management, mobile marketing and merchant kiosk services, and a financial literacy resource center.

Results of Operations

Revenues

Our Company had total revenues of $227,050 and $247,497 for the three months ended December 31, 2013 and 2012. Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues. We continue to not charge our cardholders for new card initiation fees. We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

Our aggregate new card fee revenues vary based upon the number of ICs activated and the activities associated therewith. Our aggregate monthly, bi-annual, and annual maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the extent to which fees are waived based on promotional considerations. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction.

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

While we are optimistic about the prospects for our prepaid card products, there can be no assurance about whether or when they will turn out to be successful or if they will generate sufficient revenues to fund our operations over future periods.

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we classify our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) processing; and 4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses totaled $204,777 for the three months ended December 31, 2013 ($4,654,948 for the three months ended December 31, 2012). This amounted to a decrease of $4,450,171 from fiscal 2013 to fiscal 2014 or 95.6%. The following is a detail of the significant components of selling and marketing expenses for those periods.

Selling and marketing expenses

	FY '14, Q 1	FY '13, Q 1	$ Change	% Change

Marketing consulting	$36,443	$106,725	$(70,282)	-65.9%
Public relations	33,175	38,645	(5,470)	-14.2%
Direct marketing	10,559	30,685	(20,126)	-65.6%
Marketing programs	103,600	4,478,429	(4,374,829)	-97.7%
Market research	21,000	464	20,536	4425.9%

Total	$204,777	$4,654,948	$(4,450,171)	-95.6%

Decreases in marketing consulting in the most recent quarter over the prior year’s corresponding quarter’s totals were due to decreased expenditures for marketing agencies in the current year. Our levels of direct marketing were substantially reduced in the current quarter while we focused more on our account engagement (e.g. revenue per card). Marketing programs expense dropped in the current quarter compared to last year due mainly to higher advertising spend and the $3,750,000 in endorsement-related expense.

Personnel related expenses

Personnel related expenses totaled $1,736,689 and $3,893,183 for the three months ended December 31, 2013 and 2012, respectively. This amounted to a decrease of $2,156,494 from fiscal 2013 to fiscal 2014 or 55.4%. More significant components of these expenses for the three months ended December 31, 2013 and 2012 were as follows.

Personnel related expenses

	FY '14, Q 1	FY '13, Q 1	$ Change	% Change

Salaries and wages	$359,780	$703,731	$(343,951)	-48.9%
Stock based compensation	1,268,307	2,997,503	(1,729,196)	-57.7%
Consulting and outside services	50,800	109,864	(59,064)	-53.8%
Other	57,802	82,085	(24,283)	-29.6%

Total	$1,736,689	$3,893,183	$(2,156,494)	-55.4%

Overall decreases in personnel related expenses reflected the reduction of employees and consultants over the prior fiscal year, as well as a reduction in our provisions for bonuses accrued during the quarter. Stock based compensation was significantly lower due to fewer option and warrant grants made and accrued during the most recently completed quarter (and in prior periods that vested in the current quarter). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $165,306 and $387,354 for the three months ended December 31, 2013 and 2012, respectively. This resulted in a decrease of $222,048 from fiscal 2013 to fiscal 2014 or 57.3%. More significant components of these expenses for the three ended December 31, 2013 and 2012 were as follows.

Processing expenses

	FY '14, Q 1	FY '13, Q 1	$ Change	% Change

Card processing	$82,900	$29,387	$53,513	182.1%
Settlement reversal	(220,707)	-	(220,707)	100.0%
Fraud losses	-	4,169	(4,169)	-100.0%
Account initiation	-	382	(382)	-100.0%
Card creation	15,990	13,876	2,114	15.2%
Account holder communications	4,446	11,666	(7,220)	-61.9%
Merchant credit card fees	57,793	78,074	(20,281)	-26.0%
Contracted software development	189,130	185,998	3,132	1.7%
Customer service	27,211	47,832	(20,621)	-43.1%
Other	8,543	15,970	(7,427)	-46.5%

	$165,306	$387,354	$(222,048)	-57.3%

Decreases in processing expenses were the result of a decrease in our accrual related to the settlement with our previous card processor along. Our plan is to continue to reduce our costs on a per account basis over time. Customer service costs were reduced due to our bringing some of the customer service function in house (with the related personnel expense included in salaries and wages above).

General and administrative expenses

General and administrative expenses totaled $312,386 for the three months ended December 31, 2013 ($314,644 for the three months ended December 31, 2012). This resulted in a decrease of $2,258 and corresponding percentage decrease of 0.7% from fiscal 2013 to 2014. The following is a detail of the significant components of general and administrative expenses for the respective periods.

General and administrative expenses

	FY '14, Q 1	FY '13, Q 1	$ Change	% Change

Accounting	$34,752	$55,424	$(20,672)	-37.3%
Insurance	50,612	17,881	32,731	183.0%
Investor relations	6,760	33,151	(26,391)	-79.6%
Legal fees - general counsel	143,735	98,768	44,967	45.5%
Rent	18,485	20,594	(2,109)	-10.2%
Travel and lodging	10,833	36,959	(26,126)	-70.7%
Seminars	180	5,292	(5,112)	-96.6%
Telecommunications	6,574	21,318	(14,744)	-69.2%
Other	40,455	25,257	15,198	60.2%

Total	$312,386	$314,644	$(2,258)	-0.7%

Total operating expenses

Total operating expenses for the three months ended December 31, 2013 and 2012, were $2,419,158 and $9,250,129, respectively. The decrease in operating expenses totaled $6,830,971 in our first quarter fiscal 2014 compared to first quarter fiscal 2013 or 73.8%. Included in the total operating expenses were noncash expenses for stock based compensation totaling $1,268,307 and $2,997,503 for the three months ended December 31, 2013 and 2012, respectively, along with $3,750,000 to our brand ambassador during the three months ended December 31, 2012.

Nonoperating Income and Expense

We recognized a gain from the change in the fair value of financial instruments of $271,190 for the three months ended December 31, 2013, compared to $8,587,290 for the comparable period in fiscal 2013.

For the three months ended December 31, 2013, interest income totaled $631 ($1,044 for first quarter fiscal 2013).

For the three months ended December 31, 2013, interest expense totaled $7,073 ($0 for first quarter fiscal 2013).

Net Loss and Net Loss per Share

For the three months ended December 31, 2013, our net loss totaled $1,927,360 ($414,298 for the three months ended December 31, 2012). Our basic and diluted net loss per share was $0.19 for the three months ended December 31, 2013 (a loss of $0.06 for the three months ended December 31, 2012). Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable. At December 31, 2013, our total assets were $709,198, while we had negative working capital of $618,179. Total liabilities were $1,321,426 (all of which were current) and our stockholders’ deficit totaled $612,228.

We raised approximately $3,393,270 in gross proceeds from our equity raise on February 11, 2014, and may raise additional funding through the sale of unregistered common stock and warrants although there can be no assurance that we will be successful in raising such funds.

Our cash and cash equivalents balance at December 31, 2013 totaled $497,313. During the three months ended December 31, 2013, positive cash flows resulted from financing and investing activities of $500,300, offset by negative cash flows from operating activities totaling $1,073,735.

Plan of Operations

With the acquisition of SMS Masterminds, we plan to add some additional staff to meet the needs of our businessover the next twelve months. We expect however to continue to cut costs based on the shared infrastructure of combining our two businesses. We expect that our greatest cost to be incurred during fiscal 2014 will be in the area of customer account acquisition, marketing, and building our infrastructure.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments and we base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. There were no changes in our critical accounting policies during fiscal 2014.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and nine months ended June 30, 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The aforementioned errors constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of September 30, 2012. The control environment that existed at September 30, 2012 continued to exist through December 31, 2013 and therefore the company did not maintain effective internal controls over financial reporting as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2013, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments. In order to remediate such condition, we undertook and put in place the following actions.

•	In October 2013, we hired a new Chief Financial Officer through Chord Advisors to lead our complex accounting and finance initiatives.

•	In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.

•	We have engaged a third party to administer our equity based compensation plan.

Part II: Other Information

Item 1 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of any ultimate liability from such claims cannot be determined.  However, except as otherwise disclosed herein, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.  Our Company was involved in an arbitration with our previous processor but we have since agreed to a settlement of such arbitration. The agreed upon settlement amount was paid on February 13, 2014.

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

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY OVERALL AND HAVE ONLY RECENTLY EMBARKED ON OUR CURRENT CORPORATE FOCUS OF PROVIDING ONLINE PAYMENT SOLUTIONS.

We completed our acquisition of BillMyParents, Inc. a California corporation on October 16, 2007. BillMyParents-CA was formed in April 2007 to pursue opportunities in the gift card industry. We subsequently refocused our efforts on providing prepaid cards for young people and their parents. In March 2013, the Company changed its name to SpendSmart Payments Company, Inc. and BillMyParents-CA changed its name to The SpendSmart Payments Company. We do not currently have an adequate level of operating revenues that would support profitable operations and we have a limited operating history. Because we have a limited operating history, our historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate the business and prospects of our Company. Furthermore, our revised business focus is centered on our SpendSmart product and has been ongoing only since 2009. We have limited experience as to whether the Company will be popular with consumers. Failure to correctly evaluate our Company’s prospects could result in an investor’s loss of a significant portion or all of his investment in our Company.

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future. Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results. We have incurred significant costs in building, launching and marketing our SSPC Product. In addition, we have signed an agreement with an endorser that requires the expenditure of significant capital resources, including advances totaling close to $4 million. On November 30, 2012, December 10, 2012 and July 15, 2013 we closed on private equity transactions whereby we raised $2,580,500, $2,286,000 and $1,401,273 respectively, in net proceeds after deducting fees and expenses. In addition, on July 5, 2013, we closed on a warrant tender offer which results in gross proceeds of $1,490,715. Finally, in November 2013 we closed on a private equity transaction whereby we raised $500,000 in net proceeds. Notwithstanding these transactions, we will still require additional funding in order to operate our business. If we fail to achieve sufficient revenues and gross margin with our SSPC Product, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increased more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF SMS MASTERMINDS.

An integral part of our current, proposed growth strategy was the consumation of the acquisition of substantially all of the assets of SMS Masterminds. The SMS Masterminds transaction involved a number of risks and presented financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities in the proposed transaction.

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

The SpendSmart Payments Company, a Colorado corporation

By:	/s/ BILL HERNANDEZ
Bill Hernandez, President

February 14, 2014

By:	/s/ DAVID HORIN
David Horin, Chief Financial Officer

February 14, 2014

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by President
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report

