Form 10-Q/A
period 2013-12-31
SpendSmart Payments Co
filed 2014-04-11
CIK 1062273

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

At March 31, 2014 15,624,062 shares outstanding of the issuer’s common stock, par value $0.001 per share.

Explanatory Note

The sole purpose of this Amendment to The SpendSmart Payments Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, filed with the Securities and Exchange Commission on February 14, 2014 (the “Original Report”), is to amend our disclosure in Part I, Item 4 “Controls and Procedures” to clarify and include the conclusions of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended December 31, 2013.

We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and nine months ended June 30, 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The aforementioned errors constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of September 30, 2012. The control environment that existed at September 30, 2012 continued to exist through December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2013, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments. In order to remediate such condition, we undertook and put in place the following actions.

·	In October 2013, we hired a new Chief Financial Officer through Chord Advisors to lead our complex accounting and finance initiatives.

·	In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.

·	We have engaged a third party to administer our equity based compensation plan.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The SpendSmart Payments Company, a Colorado corporation

By:	/s/ ALEX MINICUCCI
Alex Minicucci, Chief Executive Officer

April 11, 2014

By:	/s/ DAVID HORIN
David Horin, Chief Financial Officer

April 11, 2014