Form 10-Q
period 2014-03-31
SpendSmart Payments Co
filed 2014-05-15
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

At May 9, 2014 there were 15,671,516 shares outstanding of the issuer’s common stock, par value $0.001 per share.

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

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Balance Sheets

	March 31, 2014	September 30, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,946,361	$1,070,748
Accounts receivable, net	538,077	-
Amounts on deposits with or due from merchant processor	225,570	177,894
Prepaid insurance	40,529	16,271
Total current assets	8,750,537	1,264,913
Other assets:
Property and equipment, net of accumulated depreciation of $49,590 on March 31, 2014 and $48,583 on September 30, 2013	-	1,682
Intangible assets, net of accumulated amortization of $41,834 on March 31, 2014 and $0 on September 30, 2013	3,304,866	-
Goodwill	2,593,955	-
Other assets	35,700	5,700
Total other assets	5,934,521	7,382

TOTAL ASSETS	$14,685,058	$1,272,295

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$539,563	$1,163,692
Deferred revenue	316,530	-
Accrued deferred personnel compensation	212,009	173,993
Deferred acquisition related payable	200,000	-
Derivative liabilities - warrants	126,659	57,784
Total current liabilities	1,394,761	1,395,469

Long-term liabilities:
Earn-out liability	1,046,885	-
Total long-term liabilities	1,046,885	-

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value; 300,000,000 shares authorized; 15,671,516 shares issued and outstanding (10,380,388 - September 30, 2013)	15,671	10,381
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 4,299,081 shares issued and outstanding (0 - September 30, 2013)	4,299	-
Additional paid-in capital	84,052,237	66,467,197
Accumulated deficit	(71,828,795)	(66,600,752)
Total stockholders' equity	12,243,412	(123,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,685,058	$1,272,295

See accompanying notes to condensed consolidated financial statements.

*Derived from audited financial information.

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Statements of Operations

For the three and six months ended March 31,

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Mobile Marketing / Licensing	$666,639	$-	$666,639	$-
Card Processing	221,919	298,686	448,969	546,182
Total revenues	888,558	298,686	1,115,608	546,182

Cost of Goods Sold	48,276	-	48,276	-

Gross Margin	840,282	298,686	1,067,332	546,182

Operating expenses:
Selling and marketing	134,192	323,677	338,972	4,978,625
Personnel related	2,862,437	3,372,126	4,599,126	7,265,308
Processing	490,384	554,822	655,690	942,176
Amortization of intangible assets	41,834	-	41,834	-
General and administrative	517,912	459,102	830,297	773,748
Total operating expenses	4,046,759	4,709,727	6,465,919	13,959,857

Loss from operations	(3,206,477)	(4,411,041)	(5,398,587)	(13,413,675)

Non-operating income (expense):
Interest expense	(644)	-	(7,717)	-
Interest income	650	1,132	1,280	2,176
Change in fair value of financial instruments	(94,209)	(178,739)	176,981	8,408,551
Total non-operating income	(94,203)	(177,607)	170,544	8,410,727
Net loss and comprehensive net loss	$(3,300,680)	$(4,588,648)	$(5,228,043)	$(5,002,948)

Basic and diluted net loss per share	$(0.25)	$(0.59)	$(0.44)	$(0.70)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	13,260,181	7,768,072	11,810,335	7,116,097

See accompanying notes to condensed consolidated financial statements.

THE SPENDSMART PAYMENTS COMPANY

Condensed Consolidated Statements of Cash Flows

For the six months ended March 31,

	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,228,043)	$(5,002,948)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,131	2,263
Amortization of intangible asset	41,834	-
Stock-based compensation	3,476,940	5,499,232
Issuance of common stock for services	72,000	67,002
Change in fair value of financial instruments	(176,981)	(8,408,551)

Changes in operating assets and liabilities:
Accounts receivable	(219,369)	-
Deferred revenue	66,733	-
Prepaid insurance	(24,258)	(41,117)
Change in other assets	(30,000)	-
Amounts on deposits with or due from merchant processor	(47,676)	(4,057)
Accounts payable and accrued liabilities	(840,452)	(146,237)
Long term liabilities	(226,523)	-
Accrued deferred personnel compensation	38,016	103,555
Net cash used in operating activities	(3,096,648)	(7,930,858)

Cash flows from investing activities:
Acquisition of Intellectual Capital	(1,000,293)	-
Sale of property and equipment	551	-
Net cash used in investing activities	(999,742)	-

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	10,472,003	4,866,192
Net proceeds from exercise of warrants to purchase common stock	-	9,000
Proceeds from issuance of convertible debt	500,000	-
Net cash provided by financing activities	10,972,003	4,875,192

Net (decrease) increase in cash and cash equivalents	6,875,613	(3,055,666)

Cash and cash equivalent at beginning of the period	1,070,748	5,509,911
Cash and cash equivalent at end of the period	$7,946,361	$2,454,245

See accompanying notes to condensed consolidated financial statements.

1.	SMS Acquisition

On February 11, 2014, the Company, through its wholly-owned subsidiary, The SpendSmart Payments Company, a California corporation (the “Subsidiary”), acquired substantially all of the assets of Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS”) a Nevada corporation, including but not limited to certain intellectual property and accounts receivable, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of SMS. In consideration of the purchased assets, the Company agreed to issue to SMS five million two hundred and fifty thousand shares of the Company’s common stock and a cash payment of $1.2 million, of which $200,000 has been deferred and will be paid over the next four fiscal quarters.

The Company also agreed to pay the sellers an earn-out payment relating to fifteen percent of the earnings generated by the SMS after the acquisition and an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS, up to $2,000,000 in aggregate.

The fair value assigned to the total consideration is as follows:

Consideration Paid

Cash Paid and to be paid – to sellers, net of acquisition	$1,200,000
5,250,000 Common Stock issued to SMS	3,313,598
Estimated earn-out payment	1,046,885
Total Consideration Paid	$5,560,483

The transaction was accounted for using the acquisition method required by Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration including the fair value of any non-controlling interest on acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed.

On the acquisition date, the fair value of net assets acquired was $5,560,483. The fair value of stock issued to the seller as part of the consideration was based on reference to quoted market values of SSPC stock as of the date of acquisition. The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition is as follows:

Accounts receivable, net	$318,708
Identifiable intangible assets	3,346,800
Goodwill	2,593,562
Total assets	6,259,070

Accounts payable and accrued expenses	222,268
Deferred Revenue	249,797
Long-term liabilities (SBA loan)	226,522
Total liabilities	698,587
Net assets acquired	$5,560,483

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates. IP/Technology, Customer Base, and Trademarks are being amortized over ten years using the straight-line method. Amortization expense and accumulated amortization related to intangible assets totaled $41,834 for the three and six months ended March 31, 2014. Amortization expense related to intangible assets will be $209,169 for the year ended September 30, 2014, $334,670 for each of the years ended September 30, 2015 through 2023, and $125,502 in the year ended September 30, 2024.

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of Intellectual Capital LLC had occurred on October 1, 2013 (in thousands):

	Three Months Ended March 31,
(Unaudited)	2014	2013

Total revenue	$1,206	$722
Net loss	$(3,126)	$(4,550)

	Six Months Ended March 31,
(Unaudited)	2014	2013

Total revenue	$2,258	$1,622
Net income (loss)	$(4,881)	$(4,801)

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended March 31, 2014 and March 31, 2013 include the amortization of the intangible assets purchased in the acquisition.

2.	Basis of Presentation

The SpendSmart Payments Company is a Colorado corporation (the Company). Through our subsidiary ~~.~~, The SpendSmart Payments Company, a California corporation (“SpendSmart-CA”), we bring value added products, payment solutions, and mobile marketing solutions to consumers, merchants, businesses and government organizations. The Company is a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” We purchased substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS”) on February 11, 2014. The accompanying unaudited condensed consolidated financial statements include the accounts of our Company and SpendSmart-CA as well as the Intellectual Capital LLC subsidiary operations from February 12, 2014 through March 31, 2014. All material intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended March 31, 2014 and 2013 are not necessarily indicative of results to be expected for a full year.

3.	Liquidity and Going Concern

For the year ended September 30, 2013, our audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of our Company’s ability to continue as a going concern. Additionally, we have incurred net losses through March 31, 2014 and have yet to establish profitable operations and cash flows from operations. These factors among others raised a substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the six months ended March 31, 2014 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, in the first quarter of fiscal 2014 we raised approximately $500,000 in net cash through the issuance of two 7% Convertible Promissory Notes. Warrants to purchase an aggregate 200,000 shares of our common stock at an exercise price of $2.25 per share were also issued with these investments. In the second quarter of fiscal 2014 we raised approximately $10,472,003 in additional cash through the issuance of 4,072,426 shares of Series C convertible preferred stock. All amounts raised will be used to fund our investing and operating cash flow needs.

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

Fair Value Option

The Company elected the fair value option for its $500,000 7% Convertible Promissory Note (“Promissory Note”) as this option better represents the economics and the fair value of this instrument. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses on Promissory Note for which the fair value option has been elected are recognized in change in fair value of financial instruments, net in the condensed consolidated statements of operations. On February 11, 2014, the holders of the Promissory Notes converted their holdings, including $9,973 of accrued interest into 226,655 shares of Series C Preferred in accordance with the terms of the original agreement.

Litigation

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of any ultimate liability from such claims cannot be determined. However, except as otherwise disclosed herein, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. Our Company was involved in an arbitration with our previous processor but we have since agreed to a settlement of such arbitration. The agreed upon settlement amount had been accrued at December 31, 2013 and was paid on February 13, 2014.

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

Intangible assets

Intangible assets consist of intellectual property/technology, customer lists, and trade-name/marks acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight line method over the estimated useful lives at the following annual rates:

Useful Lives
IP/technology	10
Customer lists	10
Trade-name/marks	10

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying condensed consolidated financial statements.

5.	Issuances of Common Stock and Warrants

During the three and six months ended March 31, 2014, we issued 22,989 and 40,628 shares of our common stock, and during the three and six months ended March 31, 2013, we issued 4,000 and 11,167 shares of our common stock to a board member, a contractor and two vendors in exchange for programming services and other services performed. In connection with these issuances of shares, we recognized expenses of $20,000 and $72,000 during the respective 2014 periods and $24,000 and $67,000 during the respective 2013 periods.

During the three and six months ended March 31, 2014, we entered into subscription agreements with accredited investors pursuant to which we issued 4,072,426 shares of our Series C Convertible Preferred Stock and warrants to purchase 16,289,704 shares of our common stock, exercisable during the five-year period commencing on the date of issuance at $1.10 per share (the “Warrants”).

This offering resulted in net proceeds to us of approximately $10,472,003. Maxim Group LLC, a FINRA registered broker-dealer, in connection with the financing received a cash fee totaling $1,221,719 and will receive warrants to purchase up to 1,628,971 shares of common stock at an exercise price of $1.265 per share as compensation (1,221,727 was issued as of 5/6/14 and 407,244 had been issued at 3/31/14). The Series C Preferred Stock and the Warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”).

6.	Fair Value Measures and Financial Instruments

The Company accounts for certain of our outstanding warrants issued in fiscal 2010 and 2012 (“2010 Warrants” and “2012 Warrants”) as derivative liabilities.

Based on the guidance in ASC 480 “Distinguishing Liabilities From Equity”, ASC 815 “Contracts in an Entity’s Own Equity” and ASC 718 “Compensation – Stock Compensation” with regard to 2010 Warrants and 2012 Warrants, management concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature. Under ASC 815, the Company records the fair value of these warrants (derivatives) on its Condensed Consolidated Balance Sheets, at fair value, with changes in the values reflected in the Condensed Consolidated Statements of Operations as “Change in fair value of instruments”. The fair value of the share purchase warrants are recorded on the balance sheet under “Derivative liabilities – warrants”. These derivative liabilities which arose from the issuance of the 2010 Warrants and 2012 Warrants resulted in an ending balance of derivative liabilities of $126,659 and $57,784 as of March 31, 2014 and September 30, 2013, respectively, in the Condensed Consolidated Balance Sheet.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and require significant judgment or estimation, pricing models, discounted cash flow methodologies, or similar techniques can be considered Level 2 or Level 3 depending on observability. At March 31, 2014 all of the Company’s derivative liabilities were classified as Level 3. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Determining fair value of warrants, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. The Company valued the embedded derivative component using a lattice model. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, market interest rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

The 2010 Warrants and 2012 Warrants contain reset provisions. The fair value of the warrants issued by the Company in connection with these transactions has been estimated using a Monte Carlo simulation under the following assumptions:

March 31, 2014
Share Price	$1.43
Strike Price	$0.75
Risk-free Rate	0.05% to 0.44%
Volatility (Annual)	75% to 77%
Number of Assumed Financings	1
Total Warrants Outstanding	25,795,554
Total Common Shares Outstanding	15,671,516
Time To Maturity (Years)	0.23 to 1.65

The foregoing inputs into the 2010 Warrants, 2012 Warrants and Promissory Notes are reviewed quarterly and are subject to change based primarily on Management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liabilities – Warrants:

September 30, 2013
	Carry Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	57,784	-	-	57,784	57,784
	$57,784			$57,784	$57,784

March 31, 2014
	Carry Value	Level 1	Level 2	Level 3	Total

Earn out liability	1,046,885	-	-	1,046,885	1,046,885
Derivative liability - warrants	$126,659			$126,659	$126,659
	$1,173,544			$1,173,544	$1,173,544

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended March 31, 2014:

Fair Value Measurements Using Level 3 Inputs

	Derivative Liability
	Convertible
	Notes	Warrants	Total
Balance - September 30, 2013	$-	$57,784	$57,784
Additions during the year	382,000	-	382,000
Total unrealized (gains) or losses included in net loss	(245,856)	68,875	(176,981)
Transfers in and/or out of Level 3	(136,144)	-	(136,144)
Balance - March 31, 2014	$-	$126,659	$126,659

7.	Convertible Promissory Notes

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

The Company, upon five-day notice to holders of outstanding Promissory Note Warrants, has the right, subject to limitations, to call all or any portion of the Warrants then outstanding if (i) the VWAP for each of ten (10) consecutive trading days equals or exceeds $4.50 per share and (ii) has a minimum trading volume of 50,000 shares per day over the same period. These warrants were valued at $118,000 in aggregate and were classified as equity instruments. The Company elected the fair value option for notes payable as this option better represents the economics and fair value of notes payable. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The Company recognized a $245,856 net change in fair value of financial instruments on the condensed consolidated statements of operations from October 25, 2013 through February 11, 2014. On February 11, 2014, the holders of the Promissory Notes converted their holdings into 226,655 shares of Series C Preferred.

8.	Convertible Preferred Stock

Series A Preferred Stock

At March 31, 2014 and September 30, 2013 we had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

Our Series B Convertible Preferred Stock (“Series B Stock”) automatically converted to common stock on January 19, 2013 as in accordance with the Certificate of Designation for the Series B stock which states that six months from the date of the final closing, as defined in the related subscription agreement, each share of Series B will automatically convert into common stock. On January 19, 2013,10,165 outstanding shares of Series B Stock automatically converted into 1,694,167 common shares at an effective price of $600 per share.

At March 31, 2014 we had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding that were issued to investors for $1,000 per share.

Series C Convertible Preferred Stock

At March 31, 2014 we had 4,299,081 shares of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.

On February 11, 2014, the Company filed a Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights (the “Certificate of Designations”) of its Series C Convertible Preferred Stock with the Secretary of State of the State of Colorado to amend our articles of incorporation. On March 14, 2014, we filed an amendment to our Certificate of Designation increasing the number of authorized shares of Series C Stock to an aggregate of 4,299,081. The Certificate of Designations sets forth the rights, preferences and privileges of the Series C Preferred Stock. As provided in our articles of incorporation, the filing of the Certificate of Designations was approved by our Board of Directors. The following is a summary of the rights, privileges and preferences of the Series C Preferred Stock:

Number of Shares: The number of shares of Series C Preferred Stock designated as Series C Preferred Stock is 4,299,081 (which shall not be subject to increase without the written consent of all of the holders of the Series C Preferred Stock or as otherwise set forth in the Certificate of Designation.

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

9.	Stockholders’ Equity

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

Through March 31, 2014, we have outstanding and vested a total of 9,789,658 and 9,338,017 and, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from July 2016 to March 2019.

Stock Option Plans

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

For the three and six months ended March 31, 2014, we issued 4,415,000 options, as follows. On March 19, 2014, our Company granted options to purchase up to 405,000 shares of our common stock to our Board of Directors. The options vest immediately; have an exercise price of $0.87 per share; and expire five years after the date of grant. Each of the following Board members received 45,000 options each related to this issuance: Joe Proto, Isaac Blech, Alex Minicucci, William Hernandez, Cary Sucoff, Patrick Kolenik, Chris Leong, Jerold Rubinstein, and Mike McCoy. The fair value at grant date of these options was $247,939 and the entire amount was expensed during the period ended March 31, 2014.

In addition, the Company granted additional options to purchase up to 1,850,000 shares of our common stock to our Board of Directors on March 19, 2014. One half of the options vest immediately with the remaining options vesting on the one year anniversary of the grant date; have an exercise price of $0.87 per share; and expire five years after the date of grant. These options were issued as follows: Joe Proto received 500,000 options, Isaac Blech received 500,000 options, William Hernandez received 300,000 options, Cary Sucoff received 250,000 options, Patrick Kolenik received 200,000 options, and Mike McCoy received 100,000 options. The fair value at grant date of these options was $1,068,350 and the amount expensed through March 31, 2014 was $584,162.

In March 2014, our Company granted options to purchase up to 350,000 shares of our common stock to Alex Minicucci. One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant. The fair value at grant date of these options was $193,925 and the amount expensed through March 31, 2014 was $59,294.

In March 2014, our Company granted options to purchase up to 400,000 shares of our common stock to William Hernandez. One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant. The fair value at grant date of these options was $221,629 and the amount expensed through March 31, 2014 was $67,765.

In March 2014, our Company granted options to purchase up to 1,410,000 shares of our common stock to twenty-four employees. The options vest over three years; have an exercise price of $1.15 per share; and expire five years after the date of grant. The fair value at grant date of these options was $781,243 and the amount expensed through March 31, 2014 was $238,873.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 0 and 138,333 shares of our common stock during the three and six months ended March 31, 2014, including a five-year warrant to purchase up to 133,333 shares (exercise price of $1.95 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 5,000 shares at $1.95 to our CFO (Chord Advisors, LLC). The aggregate expense recorded for the three and six months ended March 31, 2014 for these issuances was $22,643 and $52,095, respectively. Through March 31, 2014, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property. Warrants to purchase up to 223,333 shares of common stock have expired. Warrants to purchase up to 3,807,992 shares of common stock remain outstanding at March 31, 2014, of which 3,339,844 have vested.

For the three and six months ended March 31, 2014, we issued 16,289,704 and 16,489,704 warrants to new investors.

From inception through March 31, 2014, we have issued warrants to purchase up to 22,795,547 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 21,987,562 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at March 31, 2014 are as follows:

	Weighted
	Average
Shares	Exercise	Expiration
Outstanding	Price	Fiscal Period
57,339	9.75	3rd Qtr, 2014
35,001	7.63	4th Qtr, 2014
81,973	7.77	1st Qtr, 2015
78,099	7.81	2nd Qtr, 2015
10,599	10.02	3rd Qtr, 2015
83,917	6.60	4th Qtr, 2015
479,245	7.68	1st Qtr, 2016
872,800	7.24	2nd Qtr, 2016
961,032	6.41	3rd Qtr, 2016
1,263,960	6.84	4th Qtr, 2016
521,811	7.78	1st Qtr, 2017
859,749	6.20	2nd Qtr, 2017
1,076,476	7.66	3rd Qtr, 2017
1,932,539	6.66	4th Qtr, 2017
862,339	6.56	1st Qtr, 2018
133,333	1.95	1st Qtr, 2019
22,333,675	1.09	2nd Qtr, 2019
133,334	7.05	1st Qtr, 2023
31,777,221

Stock-based Compensation

During the three and six months ended March 31, 2014, we recognized stock-based compensation expense totaling $2,208,633 and $3,476,940 in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing model. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the six months ended March 31, 2014:

Expected life (in years)	4.17 years
Weighted average volatility	88.98%
Forfeiture rate	11.38%
Risk-free interest rate	1.38%
Expected dividend rate	0%

At March 31, 2014, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) was $5.14 per share while the corresponding weighted average remaining contractual period was approximately 41.3 months. As of March 31, 2014, $3,478,561 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through March 2017.

10.	Agreements for services, officer and Board of Director’s Compensation

On March 19, 2014, the board approved a compensation plan whereby each Director will receive an annual retainer in the amount of $20,000, a board meeting participation fee of $3,500 per meeting, annual option grants entitling each Director to purchase up to 45,000 shares of the company’s common stock, a committee meeting participation fee of $1,500 per meeting, and $5,000 annually to each committee chair.

11.	Subsequent Events

None.

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

On February 11, 2014, we closed on the acquisition of substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS Masterminds”). SMS Masterminds is a mobile loyalty solution focused on mobile marketing for small and medium sized businesses. We anticipate that our product suite will consist of various SpendSmart prepaid cards, prepaid program management and card management, mobile marketing and merchant kiosk services, and a financial literacy resource center. The results of operations below include SMS Masterminds from February 12 through March 31, 2014.

Results of Operations

Revenues

Our Company had total revenues of $888,558 and $1,115,608 for the three and six months ended March 31, 2014 ($298,686 and $546,182, for the three and six months ended March 31, 2013). Revenues consist of fees charged to licensees for kiosks, messaging, service setup, and ongoing maintenance. In addition, we charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues. We continue to not charge our cardholders for new card initiation fees. We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card/mobile marketing industry, we classify our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) processing; and 4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses totaled $134,192 and $338,972 for the three and six months ended March 31, 2014 ($323,677 and $4,978,625 for the three and six months ended March 31, 2013). This amounted to a decrease of $189,485 and $4,639,653 from fiscal 2013 to fiscal 2014 (58.5% and 93.2%, respectively). The following is a detail of the significant components of selling and marketing expenses for those periods.

Selling and marketing expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Marketing consulting	$18,584	$55,028	$154,767	$261,606	$(136,183)	$(206,578)	-88.0%	-79.0%
Public relations	23,663	56,838	58,425	97,070	(34,762)	(40,232)	-59.5%	-41.4%
Marketing programs	91,945	227,106	110,485	4,619,949	(18,540)	(4,392,843)	-16.8%	-95.1%

Total	$134,192	$338,972	$323,677	$4,978,625	$(189,485)	$(4,639,653)	-58.5%	-93.2%

Decreases in marketing consulting in the most recent quarter over the prior year’s corresponding quarter’s totals were due to decreased expenditures for marketing agencies in the current year. Our levels of direct marketing were substantially reduced in the current quarter while we focused more on our account engagement (e.g. revenue per card). Marketing programs expense dropped in the current year compared to last year due mainly to higher advertising spend and the $3,750,000 in endorsement-related expense.

Personnel related expenses

Personnel related expenses totaled $2,862,437 and $4,599,126 for the three and six months ended March 31, 2014 ($3,372,126 and $7,265,308 for the three and six months ended March 31, 2013). This amounted to a decrease of $509,689 and $2,666,182 from fiscal 2013 to fiscal 2014 (15.1% and 36.7%, respectively). More significant components of these expenses for the three and six months ended March 31, 2014 and 2013 were as follows.

Personnel related expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Salaries and wages	$570,048	$872,153	$459,161	$880,060	$110,887	$(7,907)	24.1%	-0.9%
Stock based compensation	2,208,633	3,476,940	2,501,729	5,499,232	(293,096)	(2,022,292)	-11.7%	-36.8%
Consulting and outside services	40,945	91,745	118,301	228,166	(77,356)	(136,421)	-65.4%	-59.8%
Other	42,811	158,288	292,935	657,850	(250,124)	(499,562)	-85.4%	-75.9%

Total	$2,862,437	$4,599,126	$3,372,126	$7,265,308	$(509,689)	$(2,666,182)	-15.1%	-36.7%

Overall decreases in personnel related expenses reflected the reduction of employees and consultants over the prior fiscal year related to card processing offset by additional personnel related expense related to the SMS acquisition. In addition, we had a favorable adjustment to our deferred compensation accrual for the quarter related to bonus adjustments. Stock based compensation was significantly lower due to fewer option and warrant grants vested in the current year. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $490,384 and $655,690 for the three and six months ended March 31, 2014 ($554,822 and $942,176 for the three and six months ended March 31, 2013). This resulted in a decrease of $64,438 and $286,486, respectively, from fiscal 2013 to fiscal 2014 (11.6% or 30.4%, respectively). More significant components of these expenses for the three and six months ended March 31, 2014 and 2013 were as follows.

Processing expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Card processing	$92,544	$175,444	$106,662	$136,049	$(14,118)	$39,395	-13.2%	29.0%
Settlement reversal	-	(220,707)	-	-	-	(220,707)	N/A	N/A
Card creation	28,731	44,721	16,120	29,996	12,611	14,725	78.2%	49.1%
Account holder communications	15,995	20,441	12,363	24,411	3,632	(3,970)	29.4%	-16.3%
Merchant credit card fees	52,242	110,035	67,851	145,925	(15,609)	(35,890)	-23.0%	-24.6%
Contracted software development	183,698	372,828	302,547	488,545	(118,849)	(115,717)	-39.3%	-23.7%
Customer service	31,356	58,567	34,867	82,699	(3,511)	(24,132)	-10.1%	-29.2%
Other	85,818	94,361	14,412	34,551	71,406	59,810	495.5%	173.1%

	$490,384	$655,690	$554,822	$942,176	$(64,438)	$(286,486)	-11.6%	-30.4%

Decreases in processing expenses were the result of a decrease in our accrual related to the settlement with our previous card processor, significantly lowered usage of our contracted software developer. This was offset by costs related to our SMS acquisition. Our plan is to continue to reduce our costs on a per account basis over time. Customer service costs were reduced due to our bringing some of the customer service function in house (with the related personnel expense included in salaries and wages above).

Amortization of intangible assets

Amortization of intangible assets expenses totaled $41,384 for the three and six months ended March 31, 2014 ($0 for the three and six months ended March 31, 2013). This resulted in an increase of $41,384 from fiscal 2013 to fiscal 2014.

General and administrative expenses

General and administrative expenses totaled $517,912 and $830,297 for the three and six months ended March 31, 2014 ($459,102 and $773,748 for the three and six months ended March 31, 2013). This resulted in an increase of $58,810 and $56,549, respectively, from fiscal 2013 to fiscal 2014 (12.8% and 7.3%, respectively). The following is a detail of the significant components of general and administrative expenses for the respective periods.

General and administrative expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date	Quarter 2	Year to Date

Accounting	$50,568	$85,320	$13,821	$69,245	$36,747	$16,075	265.9%	23.2%
Insurance	52,765	103,376	46,475	64,356	6,290	39,020	13.5%	60.6%
Investor relations / board related	162,345	169,105	88,372	121,523	73,973	47,582	83.7%	39.2%
Legal fees - general counsel	114,217	257,951	117,581	216,350	(3,364)	41,601	-2.9%	19.2%
Rent	30,312	48,797	14,517	35,111	15,795	13,686	108.8%	39.0%
Travel and lodging related	49,129	60,142	39,812	82,063	9,317	(21,921)	23.4%	-26.7%
Telecommunications	11,937	18,511	20,166	41,484	(8,229)	(22,973)	-40.8%	-55.4%
Other	46,639	87,095	118,358	143,616	(71,719)	(56,521)	-60.6%	-39.4%

Total	$517,912	$830,297	$459,102	$773,748	$58,810	$56,549	12.8%	7.3%

Overall increases in accounting costs were the result of additional one-time professional expenses related to the SMS acquisition. In addition, we had compensation related to Board of Directors expense as well as additional rent expense related to the acquisition.

Total operating expenses

Total operating expenses for the three and six months ended March 31, 2014 and 2013, were $4,046,759 and $6,465,919, respectively ($4,709,727 and $13,959,857 for the three and six months ended March 31, 2013). The decrease in operating expenses of $662,968 and $7,493,938, respectively (14.1% and 53.7%, respectively, in percentage terms) over the previous comparable periods were noted in the previous sections. Included in the total operating expenses were noncash expenses (primarily for stock based compensation) totaling $3,476,940 and $5,499,232 for the six months ended March 31, 2014 and 2013, respectively.

Nonoperating Income and Expense

We recognized a loss from the change in the fair value of financial instruments of $94,209 and a gain of $176,981 for the three and six months ended March 31, 2014, compared to a loss of $178,739 and a gain of $8,408,551 for the comparable periods in fiscal 2013.

For the three and six months ended March 31, 2014, interest income totaled $650 and $1,280 ($1,132 and $2,176, respectively for fiscal 2013).

For the three and six months ended March 31, 2014, interest expense totaled $644 and $7,717 ($0 for fiscal 2013).

Net Loss and Net Loss per Share

For the three and six months ended March 31, 2014, our net loss totaled $3,300,680 and $5,228,043 ($4,588,649 and $5,002,948 for the three and six months ended March 31, 2013). Our basic and diluted net loss per share was $0.25 and $0.44 for the three and six months ended March 31, 2014 (a loss of $0.59 and $0.70 for the three and six months ended March 31, 2013). Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable. At March 31, 2014, our total assets were $14,685,058, while we had working capital of $7,355,776. Total liabilities were $2,441,646 ($1,394,761 of which were current) and our stockholders’ equity totaled $12,243,412.

We raised approximately $500,000 and $10,472,003 in net proceeds from our notes issuance and equity raise during the first and second fiscal quarters 2014, respectively

Our cash and cash equivalents balance at March 31, 2014 totaled $7,946,361. During the six months ended March 31, 2014, positive cash flows resulted from financing and investing activities of $9,978,206, offset by negative cash flows from operating activities totaling $3,102,593.

Plan of Operations

With the acquisition of substantially all of the assets of SMS Masterminds, we plan to add some additional staff to meet the needs of our business over the next twelve months. We expect however to continue to cut costs based on the shared infrastructure of combining our two businesses. We expect that our greatest cost to be incurred during fiscal 2014 will be in the area of customer account acquisition, marketing, and building our infrastructure.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments and we base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. There were no changes in our critical accounting policies during fiscal 2014.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and nine months ended June 30, 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The aforementioned errors constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of September 30, 2012. The control environment that existed at September 30, 2012 continued to exist through March 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2014, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments. In order to remediate such condition, we undertook and put in place the following actions.

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

Risks Related to Our Business

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future. Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results. We have incurred significant costs in building, launching and marketing our SSPC Product as well as in our acquisition of substantially all of the assets of SMS Masterminds. We anticipate incurring additional expenses relating to customer account acquisitions, marketing, and building our infrastructure. We closed our offering of our Series C Preferred Stock on March 14, 2014, which resulted in net proceeds of $10,472,003 in the aggregate. If we fail to achieve sufficient revenues and gross margin with our SSPC Product, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increased more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF SMS MASTERMINDS.

An integral part of our current, proposed growth strategy was the consummation of the acquisition of substantially all of the assets of SMS Masterminds. The SMS Masterminds transaction involved a number of risks and presented financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired company; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities in the proposed transaction.

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

THE MOBILE ADVERTISING MARKET MAY DETERIORATE OR DEVELOP MORE SLOWLY THAN EXPECTED, WHICH COULD HARM OUR BUSINESS.

Advertising on mobile connected devices is an emerging phenomenon. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or internet advertising such banner ads. Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than expected, we may not be able to increase our revenue.

SMS MASTERMINDS IS ONE OF THE DEFENDANTS NAMED IN A POTENTIAL CLASS-ACTION LAWSUIT FILED IN THE UNITED STATES DISTRICT COURT EASTERN DISTRICT OF NEW YORK RELATING TO ALLEGED VIOLATIONS OF THE TELEPHONE CONSUMER PROTECTION ACT.

On January 1, 2014, SMS Masterminds was named in a potential class-action lawsuit filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff’s lawsuit has sought the certification of a class, though as of the date of this Quarterly Report on Form 10-Q such class certification has not been approved by the court. Specifically, the complaint alleges that SMS Masterminds sent unsolicited text messages to the plaintiff and other recipients without the prior express invitation or permission of the recipients and such plaintiff is now seeking unspecified monetary damages, injunctive relief, costs and attorneys’ fees. Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time. These and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

IF MOBILE CONNECTED DEVICES, THEIR OPERATING SYSTEMS OR CONTENT DISTRIBUTION CHANNELS, INCLUDING THOSE CONTROLLED BY OUR PRIMARY COMPETITORS, DEVELOP IN WAYS THAT PREVENT OUR ADVERTISING FROM BEING DELIVERED TO OUR USERS, OUR ABILITY TO GROW OUR BUSINESS WILL BE IMPAIRED.

Our mobile marketing business model depends upon the continued compatibility of our mobile advertising platform with most mobile connected devices, as well as the major operating systems that run on them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones.

OUR MOBILE MARKETING BUSINESS DEPENDS ON OUR ABILITY TO MAINTAIN THE QUALITY OF OUR ADVERTISER AND DEVELOPER CONTENT.

We must be able to ensure that our clients' ads are not placed in developer content that is unlawful or inappropriate. Likewise, our developers rely upon us not to place ads in their apps that are unlawful or inappropriate. If we are unable to ensure that the quality of our advertiser and developer content does not decline as the number of advertisers and developers we work with continues to grow, then our reputation and business may suffer.

OUR MOBILE MARKETING SERVICES ARE PROVIDED ON MOBILE COMMUNICATIONS NETWORKS THAT ARE OWNED AND OPERATED BY THIRD PARTIES WHO WE DO NOT CONTROL AND THE FAILURE OF ANY OF THESE NETWORKS WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER OUR SERVICES TO OUR CUSTOMERS.

Our mobile marketing and advertising platform is dependent on the reliability of mobile operators who maintain sophisticated and complex mobile networks. Such mobile networks have historically, and particularly in recent years, been subject to both rapid growth and technological change. If the network of a mobile operator with which we are integrated should fail, including because of new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using it, or a general failure from natural disaster or political or regulatory shut-down, we will not be able provide our services to customers through such mobile network. This in turn, would impair our reputation and business, potentially resulting in a material, adverse effect on our financial results.

THE SUCCESS OF OUR MOBILE MARKETING BUSINESS DEPENDS, IN PART, ON WIRELESS CARRIERS CONTINUING TO ACCEPT OUR CUSTOMERS' MESSAGES FOR DELIVERY TO THEIR SUBSCRIBER BASE.

We depend on wireless carriers to deliver our customers' messages to their subscriber base. Wireless carriers often impose standards of conduct or practice that significantly exceed current legal requirements and potentially classify our messages as "spam," even where we do not agree with that conclusion. In addition, the wireless carriers use technical and other measures to attempt to block non-compliant senders from transmitting messages to their customers; for example, wireless carriers block short codes or Internet Protocol addresses associated with those senders. There can be no guarantee that our, or short codes registered to us, will not be blocked or blacklisted or that we will be able to successfully remove ourselves from those lists. Although our services typically require customers to opt-in to a campaign, minimizing the risk that its customers' messages will be characterized as spam, blocking of this type could interfere with its ability to market products and services of its customers and communicate with end users and could undermine the effectiveness of our customers' marketing campaigns. To date we have not experienced any material blocking of our messages by wireless carriers, but any such blocking could have an adverse effect on our business and results of operations.

MOBILE CONNECTED DEVICE USERS MAY CHOOSE NOT TO ALLOW ADVERTISING ON THEIR DEVICES.

The success of our mobile marketing business model depends on our ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device's location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from our platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate revenue.

WE MAY NOT BE ABLE TO ENHANCE OUR MOBILE MARKETING AND ADVERTISING PLATFORM TO KEEP PACE WITH TECHNOLOGICAL AND MARKET DEVELOPMENTS, OR TO REMAIN COMPETITIVE AGAINST POTENTIAL NEW ENTRANTS IN OUR MARKETS.

The market for mobile marketing and advertising services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our current platform or platforms we may offer in the future may not be acceptable to marketers and advertisers. To keep pace with technological developments, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile marketing solutions and continue to develop and introduce on a timely basis new, innovative mobile marketing services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce and deliver compelling mobile marketing services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations could have a material adverse effect on our operating results or could result in our mobile marketing services platform becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our mobile marketing services platform with evolving industry standards and protocols. In addition, as we believe the mobile marketing market is likely to grow substantially, other companies which are larger and have significantly more capital to invest than us may emerge as competitors. New entrants could seek to gain market share by introducing new technology or reducing pricing. This may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

OUR SALES EFFORTS WITH BOTH ADVERTISERS AND DEVELOPERS REQUIRE SIGNIFICANT TIME AND EXPENSE.

Attracting new advertiser and developer clients requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing its current relationships. For example, it may be difficult to identify, engage and market to potential advertiser clients who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. Furthermore, many of our clients' purchasing and design decisions typically require input from multiple internal constituencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting its services to each of those individuals.

The novelty of our services and our business model often requires us to spend substantial time and effort educating potential advertiser and developer clients about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time-consuming. If we are not successful in streamlining our sales processes with advertisers and developers, our ability to grow our business may be adversely affected.

OUR BUSINESS DEPENDS IN PART ON OUR ABILITY TO COLLECT AND USE LOCATION-BASED INFORMATION ABOUT MOBILE CONNECTED DEVICE USERS.

Our business model depends in part upon our ability to collect data about the location of mobile connected device users when they are interacting with their devices, and then to use that information to provide effective targeted advertising on behalf of our advertising clients. Our ability to either collect or use location-based data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on our ability to either collect or use location data could impact the effectiveness of our platform and our ability to target ads.

IF WE CANNOT INCREASE THE CAPACITY OF OUR MOBILE ADVERTISING TECHNOLOGY PLATFORM TO MEET ADVERTISER OR DEVICE USER DEMAND, OUR BUSINESS WILL BE HARMED.

We must be able to continue to increase the capacity of our technology platform in order to support substantial increases in the number of advertisers and device users, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery for our mobile advertising campaigns. If we are unable to efficiently and effectively increase the scale of our mobile advertising platform to support and manage a substantial increase in the number of advertisers and mobile device users, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging mobile advertising formats or services preferred by advertisers, we may be unable to obtain new advertising clients or may lose existing advertising clients, and in either case our revenue could decline.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS AND CAUSE US TO LOSE ADVERTISER CLIENTS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability of our platform to deliver ads. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users' responses to ads, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.

ACTIVITIES OF OUR ADVERTISER CLIENTS COULD DAMAGE OUR REPUTATION OR GIVE RISE TO LEGAL CLAIMS AGAINST US.

Our advertiser clients' promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads it delivers if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of its services or otherwise expend significant resources.

IF WE FAIL TO DETECT CLICK FRAUD OR OTHER INVALID CLICKS ON ADS, WE COULD LOSE THE CONFIDENCE OF OUR ADVERTISER CLIENTS, WHICH WOULD CAUSE OUR BUSINESS TO SUFFER.

Our business relies on delivering positive results to our advertiser clients. We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. Because of their smaller sizes as compared to personal computers, mobile device usage could result in a higher rate of accidental or otherwise inadvertent clicks by a user. Invalid clicks could also result from click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue.

SOFTWARE AND COMPONENTS THAT WE INCORPORATE INTO OUR MOBILE ADVERTISING PLATFORM MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD HARM OUR REPUTATION AND HURT ITS BUSINESS.

We use a combination of custom and third-party software, including open source software, in building our mobile advertising platform. Although we test software before incorporating it into our platform, we cannot guarantee that all of the third-party technology that we incorporate will not contain errors, bugs or other defects. We continue to launch enhancements to our mobile advertising platform, and cannot guarantee any such enhancements will be free from these kinds of defects. If errors or other defects occur in technology that we utilize in our mobile advertising platform, it could result in damage to our reputation and losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems.

OUR INABILITY TO USE SOFTWARE LICENSED FROM THIRD PARTIES, OR OUR USE OF OPEN SOURCE SOFTWARE UNDER LICENSE TERMS THAT INTERFERE WITH OUR PROPRIETARY RIGHTS, COULD DISRUPT OUR BUSINESS.

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, U.S. or foreign courts have not interpreted the terms of many open source licenses to which we are subject, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our clients. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop to others on unfavorable license terms. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

IF OUR MOBILE MARKETING AND ADVERTISING SERVICES PLATFORM DOES NOT SCALE AS ANTICIPATED, OUR BUSINESS WILL BE HARMED.

We must be able to continue to scale to support potential ongoing substantial increases in the number of users in our actual commercial environment, and maintain a stable service infrastructure and reliable service delivery for our mobile marketing and advertising campaigns. In addition, we must continue to expand our service infrastructure to handle growth in customers and usage. If our mobile marketing services platform does not efficiently and effectively scale to support and manage a substantial increase in the number of users while maintaining a high level of performance, the quality of our services could decline and our business will be seriously harmed. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may not be able to efficiently and effectively scale our business to manage the addition of new customers and overall mobile marketing campaigns.

OUR BUSINESS PRACTICES WITH RESPECT TO DATA MAY GIVE RISE TO LIABILITIES OR REPUTATIONAL HARM AS A RESULT OF GOVERNMENTAL REGULATION, LEGAL REQUIREMENTS OR INDUSTRY STANDARDS RELATING TO CONSUMER PRIVACY AND DATA PROTECTION.

In the course of providing its services, we transmit and store information related to mobile devices and the ads we place, including a device's geographic location for the purpose of delivering targeted location-based ads to the user of the device, with that user's consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. From time to time, there are several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. These proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices.

The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The FTC has also proposed revisions to the Children's Online Privacy Protection Act, or COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission, on website operators to the extent they collect certain information from children who are under 13 years old. The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients collect through mobile devices or apps that is not currently subject to COPPA.

As we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on its business. In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. In January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework, including changes in obligations of data controllers and processors, the rights of data subjects and data security and breach notification requirements. The EU proposals, if implemented, may result in a greater compliance burden if SMS Masterminds delivers ads to mobile device users in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue its growth strategy.

In addition to compliance with government regulations, we voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of location-based services, delivery of promotional content to mobile devices, and tracking of device users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.

WE DO NOT HAVE LONG-TERM AGREEMENTS WITH OUR ADVERTISER CLIENTS, AND WE MAY BE UNABLE TO RETAIN KEY CLIENTS, ATTRACT NEW CLIENTS OR REPLACE DEPARTING CLIENTS WITH CLIENTS THAT CAN PROVIDE COMPARABLE REVENUE TO IT.

Our success requires us to maintain and expand our current advertiser client relationships and to develop new relationships. The contracts with our advertiser clients generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to its future advertising revenue streams. We cannot assure you that our advertiser clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using the platform altogether, it is possible that it would not have a sufficient supply of ads to fill our developer clients' advertising inventory, in which case our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

WE DEPEND ON THIRD PARTY PROVIDERS FOR A RELIABLE INTERNET INFRASTRUCTURE AND THE FAILURE OF THESE THIRD PARTIES, OR THE INTERNET IN GENERAL, FOR ANY REASON WOULD SIGNIFICANTLY IMPAIR OUR ABILITY TO CONDUCT OUR BUSINESS.

We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third party facilities require uninterrupted access to the Internet. If the operation of our servers are interrupted for any reason, including natural disaster, financial insolvency of a third party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged. As has occurred with many Internet-based businesses, on occasion in the past, we have been subject to "denial-of-service" attacks in which unknown individuals bombarded its computer servers with requests for data, thereby degrading the servers' performance. While we have historically been successful in relatively quickly identifying and neutralizing these attacks, we cannot be certain that we will be able to do so in the future. If either a third party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

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

The SpendSmart Payments Company, a Colorado corporation

By:	/s/ ALEX MINICUCCI
Alex Minicucci, Chief Executive Officer

May 15, 2014

By:	/s/ DAVID HORIN
David Horin, Chief Financial Officer

May 15, 2014

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by President
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report