Form 10-Q
period 2014-06-30
SPENDSMART NETWORKS, INC.
filed 2014-08-14
CIK 1062273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-27145

SPENDSMART NETWORKS, INC.

(f/k/a The SpendSmart Payments Company)

(Name of small business issuer in its charter)

Delaware	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Aerovista Pkwy, Suite 205
San Luis Obispo California	93401
(Address and of principal executive offices)	(Zip Code)

(877) 541-8398

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

At August 5, 2014 there were 16,205,252 shares outstanding of the issuer’s common stock, par value $0.001 per share.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of SpendSmart Networks, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.

PART I: Financial Information

Item 1 – Financial Statements

SPENDSMART NETWORKS, INC.

(f/k/a The SpendSmart Payments Company)

Condensed Consolidated Balance Sheets

	June 30, 2014	September 30, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,017,849	$1,070,748
Accounts receivable, net	160,004	-
Short term notes receivable	259,707	-
Amounts on deposit with or due from merchant processor	257,248	177,894
Prepaid insurance	28,370	16,271
Total current assets	6,723,178	1,264,913
Other assets:
Long term notes receivable	502,458	-
Property and equipment, net of accumulated depreciation of $57,978 on June 30, 2014 and $48,583 on September 30, 2013	139,647	1,682
Intangible assets, net of accumulated amortization of $125,501 on June 30, 2014 and $0 on September 30, 2013	3,221,199	-
Goodwill	2,593,955	-
Other assets	25,700	5,700
Total other assets	6,482,959	7,382

TOTAL ASSETS	$13,206,137	$1,272,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$546,142	$1,163,692
Deferred revenue	529,340	-
Accrued deferred personnel compensation	145,297	173,993
Deferred acquisition related payable	150,000	-
Derivative liabilities - warrants	93,042	57,784
Total current liabilities	1,463,821	1,395,469

Long-term liabilities:
Deferred acquisition related payable, long-term portion	150,000	-
Earn-out liablity	950,986	-
Total long-term liabilities	1,100,986	-

Stockholders equity:
Common stock; $0.001 par value; 300,000,000 shares authorized; 16,205,252 and 10,380,388 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	16,205	10,381
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 4,165,647 and 0 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	4,166	-
Additional paid-in capital	84,936,147	66,467,197
Accumulated deficit	(74,315,188)	(66,600,752)
Total stockholders' equity (deficit)	10,641,330	(123,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,206,137	$1,272,295

See accompanying notes to unaudited condensed consolidated financial statements.

*Derived from audited financial information.

SPENDSMART NETWORKS, INC.

(f/k/a The SpendSmart Payments Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Revenues:
Mobile Marketing / Licensing	$1,089,796	$-	$1,756,436	$-
Card Processing	219,129	244,011	668,098	790,194
Total revenues	1,308,925	244,011	2,424,534	790,194

Operating expenses:
Selling and marketing	362,808	328,975	701,780	5,307,600
Personnel related	2,015,773	3,348,686	6,614,899	10,613,995
Processing	623,504	446,562	1,327,470	1,388,738
Amortization of intangible assets	83,667	-	125,501	-
General and administrative	509,697	391,513	1,339,994	1,165,259
Change in fair value of earn-out liability	104,101	-	104,101	-
Bad debt expense	129,642	-	129,642	-
Total operating expenses	3,829,192	4,515,736	10,343,387	18,475,592

Loss from operations	(2,520,267)	(4,271,725)	(7,918,853)	(17,685,398)

Non-operating income (expense):
Interest expense	(162)	-	(7,879)	-
Interest income	418	1,178	1,698	3,353
Change in fair value of financial instruments	33,617	218,605	210,598	8,627,156
Total non-operating income	33,873	219,783	204,417	8,630,509
Net loss and comprehensive net loss	$(2,486,394)	$(4,051,942)	$(7,714,436)	$(9,054,889)

Basic and diluted net loss per share	$(0.15)	$(0.44)	$(0.58)	$(1.16)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	16,067,137	9,243,837	13,229,269	7,825,344

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.

(f/k/a The SpendSmart Payments Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,714,436)	$(9,054,889)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	9,520	3,394
Amortization of intangible asset	125,501	-
Stock-based compensation	4,361,251	7,947,218
Issuance of common stock for services	72,000	67,002
Change in fair value of financial instruments	(210,598)	(8,627,156)
Change in earn-out liability	104,101	-
Provision for bad debt	(129,642)	-

Changes in operating assets and liabilities:
Accounts receivable	81,839	-
Short term notes receivable	(157,038)	-
Long term notes receivable	(398,620)	-
Deferred revenue	279,543	-
Prepaid insurance	(12,099)	19,628
Other assets	(20,000)	-
Amounts on deposits with or due from merchant processor	(79,354)	(42,120)
Accounts payable and accrued liabilities	(833,873)	129,000
Long term liabilities (SBA Loans)	(226,524)	-
Accrued deferred personnel compensation	(28,696)	275,476
Net cash used in operating activities	(4,777,125)	(9,282,447)

Cash flows from investing activities:
Acquisition of Intellectual Capital Management LLC	(1,000,293)	-
Payment of deferred acquisition payable	(100,000)	-
Sale of property and equipment	551	-
Purchase of property and equipment	(148,035)	-
Net cash used in investing activities	(1,247,777)	-

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	10,472,003	4,866,192
Net proceeds from exercise of warrants to purchase common stock	-	9,000
Proceeds from issuance of convertible debt	500,000	-
Net cash provided by financing activities	10,972,003	4,875,192

Net increase (decrease) in cash and cash equivalents	4,947,101	(4,407,255)

Cash and cash equivalents at beginning of the period	1,070,748	5,509,911
Cash and cash equivalents at end of the period	$6,017,849	$1,102,656

Supplemental disclosure of financing information
The Company had conversion of 133,434 shares of Series C preferred stock into 533,736 shares of common stock during the nine months ended June 30, 2014.
The Company had conversion of the two notes payable into 226,655 shares of Series C preferred stock during the nine months ended June 30, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.

(f/k/a The SpendSmart Payments Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	SMS Acquisition

On February 11, 2014, the Company, through its wholly-owned subsidiary, SpendSmart Networks, Inc., f/k/a The SpendSmart Payments Company, a California corporation (the “Subsidiary”), acquired substantially all of the assets of Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS”) a Nevada corporation, including but not limited to certain intellectual property and accounts receivable, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of SMS. In consideration of the purchased assets, the Company agreed to issue to SMS five million two hundred and fifty thousand shares of the Company’s common stock and a cash payment of $1.4 million, of which $400,000 has been deferred and will be paid over the next several fiscal quarters. The Company paid $100,000 for the three months ended June 30, 2014 to the sellers related to this deferment. Subsequent to June 30, 2014, the Company paid $270,000 of the remaining $300,000 deferred payment (Note 13.).

The Company also agreed to pay the sellers an earn-out payment relating to fifteen percent of the earnings generated by the SMS after the acquisition and an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS, of up to $2,000,000 in aggregate.

The preliminary fair value assigned to the total consideration is as follows:

Consideration Paid

Cash Paid and to be paid - to sellers, net of acquisition costs	$1,400,000
5,250,000 Common Stock issued to SMS	3,313,598
Estimated earn-out payment	846,885
Total Consideration Paid	$5,560,483

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

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates. IP/Technology, Customer Base, and Trademarks are being amortized over ten years using the straight-line method. Amortization expense and accumulated amortization related to intangible assets totaled $83,667 and $125,501 for the three and nine months ended June 30, 2014, respectively. Amortization expense related to intangible assets will be $209,169 for the year ended September 30, 2014, $334,670 for each of the years ended September 30, 2015 through 2023, and $125,502 in the year ended September 30, 2024.

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of Intellectual Capital Management, Inc. had occurred on October 1, 2013 (in thousands):

	Three Months Ended June 30,
(Unaudited)	2014	2013

Total revenue	$1,309	$743
Net loss	$(2,474)	$(3,982)

	Nine Months Ended June 30,
(Unaudited)	2014	2013

Total revenue	$3,563	$2,365
Net income (loss)	$(7,901)	$(8,783)

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended June 30, 2014 and June 30, 2013 include the amortization of the intangible assets purchased in the acquisition.

2.	Basis of Presentation

SpendSmart Networks, Inc., f/k/a The SpendSmart Payments Company is a Delaware corporation (the Company). Through our subsidiary, SpendSmart Networks, Inc. f/k/a The SpendSmart Payments Company, a California corporation (“SpendSmart-CA”), we bring value added products, payment solutions, and mobile marketing solutions to consumers, merchants, businesses and government organizations. The Company is a publicly traded company trading on the OTCB under the symbol “SSPC.” We purchased substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS”) on February 11, 2014. The accompanying unaudited condensed consolidated financial statements include the accounts of our Company and SpendSmart-CA as well as the Intellectual Capital LLC subsidiary operations from February 12, 2014 through June 30, 2014. All material intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended June 30, 2014 and 2013 are not necessarily indicative of results to be expected for a full year.

Effective as of June 20, 2014, after the approval by a majority of holders of the voting securities of the Company, the Company and The SpendSmart Payments Company, a Delaware corporation, entered into a Plan of Conversion (the “Plan of Conversion”) whereby the Company converted its state of domiciliation from Colorado to Delaware (the “Re-Domiciliation”). In conjunction with the execution of the Plan of Conversion, the Company filed a Certificate of Conversion in each of the States of Delaware and Colorado. As a result of the Re-Domiciliation, the Company filed its Certificate of Incorporation in Delaware (the “Delaware Certificate of Incorporation”) and adopted By-Laws. Effective as of June 20, 2014, SpendSmart Networks, Inc. f/k/a The SpendSmart Payments Company filed an amendment to its newly adopted Delaware Certificate of Incorporation to change its name to “SpendSmart Networks, Inc.”

3.	Liquidity and Going Concern

For the year ended September 30, 2013, our audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of our Company’s ability to continue as a going concern. Additionally, we have incurred net losses through June 30, 2014 and have yet to establish profitable operations and cash flows from operations. These factors among others raised a substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of and for the nine months ended June 30, 2014 do not contain any adjustments for this uncertainty. In response to our Company’s cash needs, in the first quarter of fiscal 2014 we raised approximately $500,000 in net cash through the issuance of two 7% Convertible Promissory Notes. Warrants to purchase an aggregate 200,000 shares of our common stock at an exercise price of $2.25 per share were also issued with these investments. In the second quarter of fiscal 2014 we raised $10,472,003 in additional cash through the issuance of 4,072,426 shares of Series C convertible preferred stock. All amounts raised will be used to fund our investing and operating cash flow needs.

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

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. The Company will test goodwill impairment at our fiscal year end.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated balance sheets and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated balance sheets and results of operations.

5.	Issuances of Common Stock and Warrants

During the three and nine months ended June 30, 2014, we issued 0 and 40,628 shares of our common stock, and during the three and nine months ended June 30, 2013, we issued 4,000 and 11,167 shares of our common stock to a board member, a contractor and two vendors in exchange for programming services and other services performed. In connection with these issuances of shares, we recognized expenses of $0 and $72,000 during the respective 2014 periods and $24,000 and $67,000 during the respective 2013 periods.

During the three and nine months ended June 30, 2014, we entered into subscription agreements with accredited investors pursuant to which we issued 0 and 4,072,426 shares of our Series C Convertible Preferred Stock and warrants to purchase 0 and 16,289,704 shares of our common stock, exercisable during the five-year period commencing on the date of issuance at $1.10 per share (the “Warrants”).

This offering resulted in net proceeds to us of approximately $10,472,003. Maxim Group LLC, a FINRA registered broker-dealer, in connection with the financing received a cash fee totaling $1,221,719 and received warrants to purchase up to 1,628,971 shares of common stock at an exercise price of $1.265 per share as compensation (1,221,727 were issued as of 5/6/14 and 407,244 had been issued at 3/31/14). The Series C Preferred Stock and the Warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”).

6.	Fair Value Measurements and Financial Instruments

The Company accounts for certain of our outstanding warrants issued in fiscal 2010 and 2012 (“2010 Warrants” and “2012 Warrants”) as derivative liabilities.

Based on the guidance in ASC 480 “Distinguishing Liabilities From Equity”, ASC 815 “Contracts in an Entity’s Own Equity” and ASC 718 “Compensation – Stock Compensation” with regard to 2010 Warrants and 2012 Warrants, management concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature. Under ASC 815, the Company records the fair value of these warrants (derivatives) on its Condensed Consolidated Balance Sheets, at fair value, with changes in the values reflected in the Condensed Consolidated Statements of Operations as “Change in fair value of instruments”. Under “Derivative liabilities – warrants”, the 2010 Warrants and 2012 warrants derivative liabilities balance was $93,042 and $57,784 as of June 30, 2014 and September 30, 2013, respectively, in the Condensed Consolidated Balance Sheet.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and require significant judgment or estimation, pricing models, discounted cash flow methodologies, or similar techniques. ASC 820 further requires that each asset and liability measured at fair value be classified as Level 1, 2, or 3 in its entirety. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. At June 30, 2014 all of the Company’s derivative liabilities and earn-out liabilities were classified as Level 3.

Level 3 Valuation Techniques

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

The 2010 Warrants and 2012 Warrants contain reset provisions. The fair value of the warrants issued by the Company in connection with these transactions has been estimated using a Monte Carlo simulation under the following assumptions:

June 30, 2014
Share Price	$1.38
Strike Price	$0.75
Risk-free Rate	0.11%
Volatility (Annual)	66%
Number of Assumed Financings	0
Total Warrants Outstanding	25,738,221
Total Common Shares Outstanding	16,205,252
Time To Maturity (Years)	1.12 to 1.4

The foregoing inputs into the 2010 Warrants, 2012 Warrants and Promissory Notes are reviewed quarterly and are subject to change based primarily on Management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

The fair value of the Earn-Out Liability has been estimated using assumptions based on our updated operating forecasts for the Company as well as discounted interest rate methodologies.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liabilities – Warrants and Earn-Out Liability:

September 30, 2013
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	57,784	-	-	57,784	57,784
	$57,784			$57,784	$57,784

June 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - warrants	93,042	-	-	93,042	93,042
	$93,042			$93,042	$93,042

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended June 30, 2014:

Fair Value Measurements Using Level 3 Inputs

	Derivative Liability
	Convertible
	Notes	Warrants	Total
Balance - September 30, 2013	$-	57,784	$57,784
Additions during the period	382,000	-	382,000
Total Unrealized (gains) or losses include in net loss	(239,911)	(31,279)	(271,190)
Settlements during the period	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance - December 31, 2013	$142,089	26,505	$168,594
Additions during the period	-	-	-
Total Unrealized (gains) or losses include in net loss	(5,945)	100,154	94,209
Settlements during the period	(136,144)	-	(136,144)
Transfers in and/or out of Level 3	-	-	-
Balance - March 31, 2014	$-	126,659	$126,659
Additions during the period	-	-	-
Total Unrealized (gains) or losses include in net loss	-	(33,617)	(33,617)
Settlements during the period	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance - June 30, 2014	$-	93,042	$93,042

Changes in fair value of our Level 3 earn-out liability as of June 30, 2014 were as follows (in thousands):

Fair Value Measurements Using Level 3 Inputs

	Earn-out
	Liability	Total
Balance - December 31, 2013	$-	$-
Additions during the period	846,885	846,885
Total Unrealized (gains) or losses include in net loss	-	-
Settlements during the period	-	-
Transfers in and/or out of Level 3	-	-
Balance - March 31, 2014	$846,885	$846,885
Additions during the period	-	-
Total Unrealized (gains) or losses include in net loss	104,101	104,101
Settlements during the period	-	-
Transfers in and/or out of Level 3	-	-
Balance - June 30, 2014	$950,986	$950,986

In connection with the acquisition of SMS Masterminds, Inc. (see Note 1), we entered into an earn-out payment relating to fifteen percent of the earning generated by the SMS after the acquisition and an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS, of up to $2,000,000 in aggregate.

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

The Company, upon five-day notice to holders of outstanding Promissory Note Warrants, has the right, subject to limitations, to call all or any portion of the Warrants then outstanding if (i) the VWAP for each of ten (10) consecutive trading days equals or exceeds $4.50 per share and (ii) has a minimum trading volume of 50,000 shares per day over the same period. These warrants were valued at $118,000 in aggregate and were classified as equity instruments. The Company elected the fair value option for the notes payable as this option better represents the economics and fair value of notes payable. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The Company recognized a $245,856 net change in fair value of financial instruments on the condensed consolidated statements of operations from October 25, 2013 through February 11, 2014. On February 11, 2014, the holders of the Promissory Notes converted their holdings into 226,655 shares of Series C Preferred Stock.

8.	Convertible Preferred Stock

Series A Preferred Stock

At June 30, 2014 and September 30, 2013 we had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

Our Series B Convertible Preferred Stock (“Series B Stock”) automatically converted to common stock on January 19, 2013 as in accordance with the Certificate of Designation for the Series B stock which states that six months from the date of the final closing, as defined in the related subscription agreement, each share of Series B will automatically convert into common stock. On January 19, 2013, 10,165 outstanding shares of Series B Stock automatically converted into 1,694,167 common shares at an effective price of $600 per share.

At June 30, 2014 we had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At June 30, 2014 we had 4,165,647 shares of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.

On February 11, 2014, the Company filed a Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights (the “Certificate of Designations”) of its Series C Convertible Preferred Stock with the Secretary of State of the State of Colorado to amend our articles of incorporation. On March 14, 2014, we filed an amendment to our Certificate of Designation increasing the number of authorized shares of Series C Stock to an aggregate of 4,299,081. The Certificate of Designations sets forth the rights, preferences and privileges of the Series C Preferred Stock. As provided in our articles of incorporation, the filing of the Certificate of Designations was approved by our Board of Directors. During the quarter ended June 30, 2014, 133,434 shares of Series C Stock voluntarily converted into 533,736 shares of Common Stock. The following is a summary of the rights, privileges and preferences of the Series C Preferred Stock:

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

Stock Options

On January 8, 2013, our Board of Directors approved the adoption of the SpendSmart Payments Company 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by the Company’s shareholders on February 15, 2013. On April 21, 2014, our Board of Directors approved an amendment to our 2013 Plan to increase the total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan from 3,000,000 to 10,000,000 shares of common stock. On June 16, 2014, the 2013 Plan was amended by a vote of the Company’s stockholders to increase the total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan from 3,000,000 to 10,000,000 shares of common stock. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Payments Company 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of our Company. We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 266,667 shares of the common stock of our Company. With shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

Through June 30, 2014, we have outstanding and vested a total of 6,306,667 and 3,295,880, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from July 2016 to June 2019.

Stock Option Plans

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

For the three and nine months ended June 30, 2014, we issued 340,000 and 4,755,000 options, as follows. On March 19, 2014, our Company granted options to purchase up to 405,000 shares of our common stock to our Board of Directors. The options vest immediately; have an exercise price of $0.87 per share; and expire five years after the date of grant. Each of the following Board members received 45,000 options each related to this issuance: Joe Proto, Isaac Blech, Alex Minicucci, William Hernandez, Cary Sucoff, Patrick Kolenik, Chris Leong, Jerold Rubinstein, and Mike McCoy. The fair value at grant date of these options was $247,939 and the entire amount was expensed during the period ended June 30, 2014.

In addition, the Company granted additional options to purchase up to 1,850,000 shares of our common stock to our Board of Directors on March 19, 2014. One half of the options vest immediately with the remaining options vesting on the one year anniversary of the grant date; have an exercise price of $0.87 per share; and expire five years after the date of grant. These options were issued as follows: Joe Proto received 500,000 options, Isaac Blech received 500,000 options, William Hernandez received 300,000 options, Cary Sucoff received 250,000 options, Patrick Kolenik received 200,000 options, and Mike McCoy received 100,000 options. The fair value at grant date of these options was $1,068,350 and the amount expensed for the three and nine months ended June 30, 2014 was $129,695 and $713,857, respectively.

In March 2014, our Company granted options to purchase up to 350,000 shares of our common stock to Alex Minicucci. One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant. The fair value at grant date of these options was $193,925 and the amount expensed for the three and nine months ended June 30, 2014 was $13,209 and $72,503, respectively.

In March 2014, our Company granted options to purchase up to 400,000 shares of our common stock to William Hernandez. One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant. The fair value at grant date of these options was $221,629 and the amount expensed for the three and nine months ended June 30, 2014 was $15,096 and $82,861, respectively.

In March 2014, our Company granted options to purchase up to 1,410,000 shares of our common stock to twenty-four employees. The options vest over three years; have an exercise price of $1.15 per share; and expire five years after the date of grant. The fair value at grant date of these options was $781,243 and the amount expensed for the three and nine months ended June 30, 2014 was $52,582 and $291,454, respectively.

Warrants

In recompense for services performed on our behalf, we issued warrants to purchase up to 0 and 138,333 shares of our common stock during the three and nine months ended June 30, 2014, including a five-year warrant to purchase up to 133,333 shares (exercise price of $1.95 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 5,000 shares at $1.95 to our CFO (Chord Advisors, LLC). The aggregate expense recorded for the three and nine months ended June 30, 2014 for these issuances was $22,643 and $74,737, respectively. Through June 30, 2014, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property. Warrants to purchase up to 57,334 shares of common stock have expired. Warrants to purchase up to 3,750,658 shares of common stock remain outstanding at June 30, 2014, of which 3,440,288 have vested.

For the three and nine months ended June 30, 2014, we issued 0 and 16,489,704 warrants to new investors.

From inception through June 30, 2014, we have issued warrants to purchase up to 22,835,591 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 21,987,562 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at June 30, 2014 are as follows:

	Weighted
	Average
Shares	Exercise	Expiration
Outstanding	Price	Fiscal Period
35,006	7.63	4th Qtr, 2014
81,973	7.77	1st Qtr, 2015
78,099	7.81	2nd Qtr, 2015
10,599	10.02	3rd Qtr, 2015
83,917	3.99	4th Qtr, 2015
479,245	7.54	1st Qtr, 2016
872,800	7.24	2nd Qtr, 2016
961,032	6.41	3rd Qtr, 2016
1,263,960	6.84	4th Qtr, 2016
521,811	7.78	1st Qtr, 2017
859,749	6.20	2nd Qtr, 2017
1,076,476	7.66	3rd Qtr, 2017
1,932,539	6.66	4th Qtr, 2017
862,339	6.56	1st Qtr, 2018
133,333	1.95	1st Qtr, 2019
22,318,675	1.09	2nd Qtr, 2019
340,000	1.15	2nd Qtr, 2019
133,334	7.05	1st Qtr, 2023
32,044,887

Stock-based Compensation

During the three and nine months ended June 30, 2014, we recognized stock-based compensation expense totaling $884,310 and $4,361,251 in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing model. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the nine months ended June 30, 2014:

Expected life (in years)	4.14 years
Weighted average volatility	89.28%
Forfeiture rate	11.34%
Risk-free interest rate	1.37%
Expected dividend rate	0%

At June 30, 2014, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) was $5.13 per share while the corresponding weighted average remaining contractual period was approximately 38.5 months. As of June 30, 2014, $2,813,245 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through June 2018.

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

11. Segment Reporting

The Company operates in two business segments, SMS Masterminds and SpendSmart Prepaid Cards.

The SMS Masterminds reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

-service setup

-fees charged to licensees for kiosks

-messaging

-ongoing maintenance

Total revenue for the SMS Masterminds segment for the three and nine month periods ended June 30, 2014 was $1,089,796 and $1,756,436, respectively.

The SpendSmart Prepaid Cards segment is comprised of operating activities related to the selling of prepaid cards.

Total revenue for the three month and nine month periods ended June 30, 2014 was $219,129 and $668,098, respectively, which came from monthly maintenance fees, load fees, and other miscellaneous fees. The expenses relate to the non-capitalizable employee and other costs of developing and marketing the prepaid card platform.

The Corporate Operations is primarily comprised of operating activities related to our accounting, audit, legal, and share based compensation activities. The majority of these expenses for the three and nine month periods ended June 30, 2014 were related to our share based compensation.

SPENDSMART NETWORKS, INC.

(f/k/a The SpendSmart Payments Company)

Notes to Consolidated Financial Statements

(Unaudited)

The Company's net revenues and expenses by segment are summarized below:

	SMS	SpendSmart
	Masterminds	Prepaid Cards	Corporate	Total
2014
Three Months Ended June 30
Total revenues	$1,089,796	219,129	-	$1,308,925
Expenses and non-operating (income) expense	$1,356,399	944,437	1,494,483	$3,795,319
Operating loss	$(266,603)	(725,308)	(1,494,483)	$(2,486,394)

Nine Months Ended June 30
Total revenues	$1,756,436	668,098	-	$2,424,534
Expenses and non-operating (income) expense	$1,863,808	2,789,135	5,486,027	$10,138,970
Operating loss	$(107,372)	(2,121,037)	(5,486,027)	$(7,714,436)

2013
Three Months Ended June 30
Total revenues	$-	244,011	-	$244,011
Expenses and non-operating (income) expense	$-	1,779,562	2,516,391	$4,295,953
Operating loss	$-	(1,535,551)	(2,516,391)	$(4,051,942)

Nine Months Ended June 30
Total revenues	$-	790,194	-	$790,194
Expenses and non-operating (income) expense	$-	9,102,420	742,663	$9,845,083
Operating loss	$-	(8,312,226)	(742,663)	$(9,054,889)

12. Notes Financing

In the normal course of business, our SMS Segment issues notes financing to our licensees for the setup portion of their initial fee. The typical terms are a 3 year payoff with a 19% interest rate. At June 30, 2014 we had $259,707 relating to short term notes receivable and $546,142 relating to long term notes receivable. As of June 30, 2014 there was no allowance for credit losses.

13. Subsequent Events

On August 4, 2014, the Company, the Subsidiary and Alex Minicucci, the Company’s Chief Executive Officer, entered into an amendment to the Goodwill Purchase Agreement, which was initially executed on December 18, 2013 in conjunction with the acquisition of substantially all of the assets of SMS. Pursuant to the amendment to the Goodwill Purchase Agreement, the Minimum Earn Out Payments (as defined in the amendment) shall be payable in one lump sum at the Company’s discretion. The Company made such Minimum Earn Out Payment in the amount of $270,000 in the aggregate to Mr. Minicucci on August 4, 2014.

On August 4, 2014, the Company amended Mr. Minicucci’s employment agreement increasing his annual base salary to $450,000 per annum.

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, SpendSmart Networks, Inc., d/b/a The SpendSmart Payments Company, a California Corporation (“SpendSmart-CA”).

On February 11, 2014, we closed on the acquisition of substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS Masterminds”). SMS Masterminds is a mobile loyalty solution focused on mobile marketing for small and medium sized businesses. We anticipate that our product suite will consist of various SpendSmart prepaid cards, prepaid program management and card management, mobile marketing and merchant kiosk services, and a financial literacy resource center. The results of operations below include SMS Masterminds from February 12 through June 30, 2014.

Business Segments

For presentation purposes, the remainder of “Results of Operations” is presented on a detailed product and expense basis rather than a business segment basis. Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the economic environment, customer entry into our market, and overall customer disposable income. The following provides a summary of our results of operations for the past two years.

Results of Operations

Revenues

Our Company had total revenues of $1,308,925 and $2,424,534 for the three and nine months ended June 30, 2014 ($244,011 and $790,194, for the three and nine months ended June 30, 2013). Revenues consist of fees charged to licensees for kiosks, messaging, service setup, and ongoing maintenance. In addition, we charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues. We continue to not charge our cardholders for new card initiation fees. We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Selling and marketing expenses

Selling and marketing expenses totaled $362,808 and $701,780 for the three and nine months ended June 30, 2014 ($328,975 and $5,307,600 for the three and nine months ended June 30, 2013). This amounted to an increase of $33,833 and a decrease of $4,605,820 from fiscal 2013 to fiscal 2014 (10.3% and (86.8%), respectively). The following is a detail of the significant components of selling and marketing expenses for those periods.

Selling and marketing expenses

	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Marketing consulting	$3,436	$58,464	$141,632	$402,891	$(138,196)	$(344,427)	-97.6%	-85.5%
Public relations	17,550	74,388	102,632	199,703	(85,082)	(125,315)	-82.9%	-62.8%
Marketing programs	341,822	568,928	84,711	4,705,006	257,111	(4,136,078)	303.5%	-87.9%

Total	$362,808	$701,780	$328,975	$5,307,600	$33,833	$(4,605,820)	10.3%	-86.8%

Increases in marketing programs in the most recent quarter over the prior year’s corresponding quarter’s totals were due to increased expenditures for marketing spend in the SMS division. Our levels of direct marketing were increased in the current quarter while we focused more on our account engagement (e.g. increased licensee production). Marketing programs expense dropped in the current year compared to last year due mainly to higher advertising spend and the $3,750,000 in endorsement-related expense last year.

Personnel related expenses

Personnel related expenses totaled $2,015,773 and $6,614,899 for the three and nine months ended June 30, 2014 ($3,348,686 and $10,613,995 for the three and nine months ended June 30, 2013). This amounted to a decrease of $1,332,913 and $3,999,096 from fiscal 2013 to fiscal 2014 (39.8% and 37.7%, respectively). More significant components of these expenses for the three and nine months ended June 30, 2014 and 2013 were as follows.

Personnel related expenses

	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Salaries and wages	$991,635	$1,863,788	$495,230	$1,375,290	$496,405	$488,498	100.2%	35.5%
Stock based compensation	884,311	4,361,251	2,447,986	7,947,218	(1,563,675)	(3,585,967)	-63.9%	-45.1%
Consulting and outside services	25,329	117,074	133,576	361,741	(108,247)	(244,667)	-81.0%	-67.6%
Other	114,498	272,786	271,894	929,746	(157,396)	(656,960)	-57.9%	-70.7%

Total	$2,015,773	$6,614,899	$3,348,686	$10,613,995	$(1,332,913)	$(3,999,096)	-39.8%	-37.7%

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

Processing expenses

Processing expenses totaled $623,504 and $1,327,470 for the three and nine months ended June 30, 2014 ($446,562 and $1,388,738 for the three and nine months ended June 30, 2013). This resulted in an increase of $176,942 and a decrease of $61,268, respectively, from fiscal 2013 to fiscal 2014 (39.6% and (4.4%), respectively). More significant components of these expenses for the three and nine months ended June 30, 2014 and 2013 were as follows.

Processing expenses

	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Card processing/creation	$83,418	$303,583	$53,041	$219,081	$30,377	$84,502	57.3%	38.6%
Settlement reversal	-	(220,707)	-	-	-	(220,707)	N/A	N/A
Account holder communications	4,397	24,838	11,509	35,920	(7,112)	(11,082)	-61.8%	-30.9%
Merchant credit card fees	50,706	160,741	67,036	212,961	(16,330)	(52,220)	-24.4%	-24.5%
Contracted software development	155,517	528,345	264,578	753,128	(109,061)	(224,783)	-41.2%	-29.8%
Customer service	31,464	90,031	40,557	123,256	(9,093)	(33,225)	-22.4%	-27.0%
Other	298,002	440,639	9,841	44,392	288,161	396,247	2928.2%	892.6%

	$623,504	$1,327,470	$446,562	$1,388,738	$176,942	$(61,268)	39.6%	-4.4%

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

Amortization of intangible assets

Amortization of intangible assets expenses totaled $83,667 and $125,501 for the three and nine months ended June 30, 2014 ($0 for the three and nine months ended June 30, 2013). This resulted in an increase of $83,667 and $125,501, respectively, from fiscal 2013 to fiscal 2014.

General and administrative expenses

General and administrative expenses totaled $509,697 and $1,339,994 for the three and nine months ended June 30, 2014 ($391,513 and $1,165,259 for the three and nine months ended June 30, 2013). This resulted in an increase of $118,184 and $174,735, respectively, from fiscal 2013 to fiscal 2014 (30.2% and 15.0%, respectively). The following is a detail of the significant components of general and administrative expenses for the respective periods.

General and administrative expenses

	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Accounting	$36,875	$122,195	$35,588	$104,833	$1,287	$17,362	3.6%	16.6%
Insurance	40,649	144,025	60,745	125,101	(20,096)	18,924	-33.1%	15.1%
Investor relations / board related	48,225	217,330	38,486	160,009	9,739	57,321	25.3%	35.8%
Legal fees - general counsel	183,098	441,049	122,031	338,381	61,067	102,668	50.0%	30.3%
Rent	52,402	101,199	17,658	52,769	34,744	48,430	196.8%	91.8%
Travel and lodging related	78,158	138,300	41,673	123,734	36,485	14,566	87.6%	11.8%
Telecommunications	10,876	29,387	14,798	56,282	(3,922)	(26,895)	-26.5%	-47.8%
Other	59,414	146,509	60,534	204,150	(1,120)	(57,641)	-1.9%	-28.2%

Total	$509,697	$1,339,994	$391,513	$1,165,259	$118,184	$174,735	30.2%	15.0%

Overall increases in accounting, legal, and travel related costs were the result of additional professional expenses related to the SMS acquisition.

Earn-out liability expense

Earn-out liability expenses totaled $104,101 for the three and nine months ended June 30, 2014 ($0 for the three and nine months ended June 30, 2013). We recorded the change in earn-out liability due to our updated operating assumpions in the underying valuation from March 31, 2014 to June 30, 2014.

Bad debt expense

Bad debt expenses totaled $129,642 for the three and nine months ended June 30, 2014 ($0 for the three and nine months ended June 30, 2013). We recorded bad debt writeoffs due to non-performing accounts in our SMS division.

Total operating expenses

Total operating expenses for the three and nine months ended June 30, 2014 and 2013, were $3,829,192 and $10,343,387, respectively ($4,515,736 and $18,475,592 for the three and nine months ended June 30, 2013). The decrease in operating expenses of $686,544 and $8,132,205 respectively (15.2% and 44.0%, respectively, in percentage terms) over the previous comparable periods were noted in the previous sections. Included in the total operating expenses were noncash expenses (from stock based compensation) totaling $4,361,251 and $7,947,218 for the nine months ended June 30, 2014 and 2013, respectively.

Nonoperating Income and Expense

We recognized gains from the change in the fair value of financial instruments of $33,617 and $210,598 for the three and nine months ended June 30, 2014, respectively, compared to gains of $218,605 and $8,627,156, respectively, for the comparable periods in fiscal 2013.

For the three and nine months ended June 30, 2014, interest income totaled $418 and $1,698 ($1,178 and $3,353, respectively for fiscal 2013).

For the three and nine months ended June 30, 2014, interest expense totaled $162 and $7,879 ($0 for fiscal 2013).

Net Loss and Net Loss per Share

For the three and nine months ended June 30, 2014, our net loss totaled $2,486,394 and $7,714,436 ($4,051,942 and $9,054,889 for the three and nine months ended June 30, 2013). Our basic and diluted net loss per share was $0.15 and $0.58 for the three and nine months ended June 30, 2014 (a loss of $0.44 and $1.16 for the three and nine months ended June 30, 2013). Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable. At June 30, 2014, our total assets were $13,206,137, while we had working capital of $5,259,357. Total liabilities were $2,564,807 ($1,463,821 of which were current) and our stockholders’ equity totaled $10,641,330.

We raised approximately $500,000 and $10,472,003 in net proceeds from our notes issuance and equity raise during the first and second fiscal quarters 2014, respectively.

Our cash and cash equivalents balance at June 30, 2014 totaled $6,017,849. During the nine months ended June 30, 2014, positive cash flows resulted from financing and investing activities of $9,724,226, offset by negative cash flows from operating activities totaling $4,777,125.

Plan of Operations

With the acquisition of substantially all of the assets of SMS Masterminds, we have added additional staff to meet the needs of our business over the next twelve months. We expect however to continue to cut costs based on the shared infrastructure of combining our two businesses. We expect that our greatest cost to be incurred during fiscal 2014 will be in the area of customer account acquisition, marketing, and building our infrastructure.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011. The error also impacted the three and nine months ended June 30, 2012 interim periods. The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been. The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities. The aforementioned errors constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of September 30, 2012. The control environment that existed at September 30, 2012 continued to exist through June 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2014, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments. In order to remediate such condition, we undertook and put in place the following actions.

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

WE HAVE LIMITED RESOURCES TO DEVELOP OUR PRODUCT OFFERINGS.

Our ability to successfully access the capital markets at the same time that our Company has required funding for the development and marketing of our product offerings is challenging. This has caused and will likely continue to cause us to restrict funding of the development of our products and to favor the development of one product offering over the other based on their relative estimated potentials for commercial success as evaluated by our management. We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our current focus in our card division is on our SpendSmart Cards. The failure of our SpendSmart Cards to be commercially successful would substantially harm our business and results of operations. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations. Furthermore, in the future we may determine that it is in the best interest of our Company to severely curtail, license, jointly develop with a third party or sell one of our product offerings, which may be on terms which limit the revenue potential of the product offering to our Company.

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

WE RELY ON OUR BANK ISSUERS TO ISSUE SPENDSMART CARDS AND THIRD-PARTY CREDIT CARD MERCHANT PROCESSORS TO ALLOW OUR CUSTOMERS TO LOAD BALANCES ON THEIR PRE-PAID CARDS AND THESE THIRD PARTIES COULD VIEW OUR PRE-PAID AND LIMITED FINANCIAL RESOURCES AS OVERLY RISKY.

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

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY SURROUNDING OUR PREPAID CARDS IS UNCERTAIN.

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

OUR COMPANY IS ECONOMICALLY SENSITIVE TO GENERAL ECONOMIC CONDITIONS, INCLUDING CONTINUED WEAKENING OF THE ECONOMY; THEREFORE A REDUCTION IN CONSUMER PURCHASES OF DISCRETIONARY ITEMS COULD CONSEQUENTLY Have a MATERIALLY Negative IMPACT on OUR COMPANY’S FUTURE REVENUES FROM prepaid CARDS.

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

Risks Relating to our Mobile Marketing Platform

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

The SpendSmart Networks, Inc., a Delaware corporation

By:	/s/ ALEX MINICUCCI
Alex Minicucci, Chief Executive Officer

August 14, 2014

By:	/s/ DAVID HORIN
David Horin, Chief Financial Officer

August 14, 2014

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by President
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report

