Form 10-KT
period 2013-12-31
SPENDSMART NETWORKS, INC.
filed 2014-11-14
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[   ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

[X]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from September 30, 2013 to December 31, 2013

Commission file number: 000-27145

SPENDSMART NETWORKS, INC.
(f/k/a The SpendSmart Payments Company)
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Aerovista Pkwy, Suite 205
San Luis Obispo California	93401
(Address and of principal executive offices)	(Zip Code)

(877) 541-8398
(Issuer’s telephone number, including area code)

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer(1)	[ ]	Smaller reporting company	[X]
(1) Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity on November 7, 2014 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $1.00) was approximately $18,297,903. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At November 7, 2014, there were 18,297,903 shares outstanding of the issuer’s common stock, par value $0.001 per share.

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

On August 27, 2014, our Board of Directors approved a change to our fiscal year from September 30 to December 31, effective beginning with the year ended December 31, 2013.  This Transition Report on Form 10-K contains financial results for the 2013 transition period from September 30, 2013 to December 31, 2013.

When financial results for the 2013 transition period are compared to financial results for the prior year period, the results compare the three month periods ended December 31, 2013 and December 2012. The results for the three month period ended December 31, 2012 are unaudited. When financial results for fiscal 2013 are compared to financial results for fiscal 2012, the results compare our previous fiscal years, or the twelve-months periods ended September 30, 2013 and September 30, 2012.  The following table show the months included within the various comparison periods:

Fiscal 2013 (3-month) Results Compared With Fiscal 2012 (3-month)
Calendar 2012 (3-month, unaudited)	Calendar 2013 (3-month)
October 2012-December 2012	October 2013-December 2013

Fiscal 2013 (12-month) Results Compared With Fiscal 2012 (12-month)
2012	2013
October 2011-September 2012	October 2012-September 2013

-i-

SPENDSMART NETWORKS, INC.
TRANSITION REPORT ON FORM 10-K
FOR THE TRANSITION PERIOD BETWEEN SEPTEMBER 30, 2013 AND DECEMBER 31, 2013

-ii-

FORWARD LOOKING STATEMENTS

In addition to historical information, this Transition Report on Form 10-K may contain statements relating to future results of SpendSmart Networks, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

Item 1 - Business

As used in this Transition Report on Form 10-K, the terms "we", "us", "our", “SpendSmart Networks, Inc.”, and the "Company" means SpendSmart Networks, Inc., a Delaware corporation, its wholly-owned subsidiary SpendSmart Networks, Inc., a California corporation or their management.

Current Business & Strategy

Through our Mobile and Loyalty Marketing Division, we provide proprietary loyalty systems and a suite of digital engagement and marketing services that help local merchants build relationships with consumers and drive revenues. These services are implemented and supported by a vast network of certified digital marketing specialists, aka “Certified Masterminds,” who drive revenue and consumer relationships for merchants via loyalty programs, mobile marketing, mobile commerce and financial tools, such as prepaid card and reward systems. We enter into licensing agreements for our proprietary loyalty marketing solution with “Certified Masterminds” which sell and support the technology in their respective markets. Our products aim to make Consumers’ dollars go further when they spend it with merchants in the SpendSmart network of merchants, as they receive exclusive deals, earn rewards and ultimately build a connection with their favorite merchants. Additionally, through our Card Division, we offer pre-paid card programs and pre-paid program management. As discussed below, we are currently conducting an assessment of the Card Division to determine whether to continue operating this segment or to possibly wind-down its operations.

Our business strategy consists of delivering and managing:

(i)	Loyalty platforms
a.	Merchant funded rewards
b.	Loyalty rewards tablet/kiosk
c.	Proprietary rewards management system

(ii)	Mobile marketing technology
a.	Text and email messaging
b.	Customer analytics and propensity marketing
c.	Patent pending ‘automated engagement’ engine
d.	Text2Win sweepstakes features

(iii)	Enterprise level loyalty and mobile marketing consulting
a.	Monthly hands on reviews by our “Certified Masterminds”
b.	Campaign creation and optimization
c.	Localized support

(iv)	Pre-paid payment products
a.	Pre-Paid Debit Cards serving the teen demographic

(v)	Payment platform
a.	Pre-paid program manager
b.	Card management platform

We plan to pursue these strategies across a broad range of consumer, business, for-profit and non-profit organization, and government/municipal sectors.  In addition, we have partnered with various groups to develop strategic affinity/co-brand opportunities. We expect to continue such partnership programs with various global for-profit and non-profit organizations.

Mobile and Loyalty Marketing Division

On February 11, 2014, we acquired substantially all of the assets of SMS Masterminds. Upon the completion of the acquisition, we developed our Mobile and Loyalty Marketing Division. SMS Masterminds is a turnkey mobile loyalty solution focused on delivering mobile and loyalty marketing services for small and medium sized businesses. SMS Mastermind’s business is composed of multiple revenue components including set up fees and recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services. We expect to offer a “SpendSmart Network” to all merchant partners, which will support all product lines and additional products and feature functionality that is expected to be developed to expand the capabilities of the SpendSmart Network.

Our mobile loyalty solution is focused on mobile marketing for small and medium sized businesses. Our proprietary loyalty marketing solution is licensed to “certified Masterminds” to sell and support the technology in their respective markets. This technology consists of our loyalty and mobile marketing platforms. The licensee sets up and deploys an appropriate loyalty solution customized for the merchant they are servicing. As SMS messages are sent out, revenues are generated on both the licensee and SSPC side. We expect to offer a “SpendSmart Network” to all merchant partners, which will support all product lines and additional products and feature functionality that we expect to develop to expand the capabilities of the SpendSmart Network.

We enter into licensing agreements with licensees that seek to utilize our proprietary loyalty and mobile marketing platforms. Typically, our licensing agreements provide for a term of two years, and provide the licensee with an exclusive territory designation.  As part of the initial business development fee that is paid by the licensee to us, they receive access to our support and training services, as well as loyalty kiosks. In some cases, we provide an in house financing option that allows the licensee to finance part of the cost of the initial business development fee over a period of up to two years.

We provide training to each new licensee, wherein they become a “Certified Mastermind” and we guide them through the process of establishing their independent logo, building their exclusive brand, and setting up all the elements of their website and promotional materials. Upon completion of the training process, the licensee is assigned a senior licensee as their “Mentor” who comes to their location for a three-day training and initial sales visit. Upon completion of the initial training, new licensee then begin working with local merchants in their exclusive territory to sell and support the mobile and loyalty marketing services that they provide.

In addition to our introductory training program, our licensees have access to an online forum and knowledge base, and the ability to interface with various in house resources for needs related to merchant account management and support, as well as sales and business development.

Card Division & Pre-Paid Program Management and Platform

Our Card Division consists of our pre-paid card programs and our pre-paid program management and platform. The pre-paid card program includes our general purpose card and our SpendSmart MasterCard Teen Prepaid Card. Our  SpendSmart MasterCard Teen Prepaid Card has been selected, among many possible products, by MasterCard, as the tween/teen gift solution in the MasterCard 2013 Holiday Gift Guide “Master the Season.”

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

Based on the continued losses incurred by our card division, as well as our efforts to reduce expenses, we are currently conducting an assessment of the card division to determine whether to continue operating this segment or to possibly wind-down its operations.

TechXpress Acquisition

On September 18, 2014, we purchased substantially all of the web related assets of TechXpress, Inc. (“TechXpress”), a California corporation. TechXpress provides personalized website, eCommerce and mobile app development services, as well as web marketing tools and analytics. We anticipate that we will integrate these solutions with our existing loyalty program offerings.

Advertising and Marketing Strategies

SpendSmart develops the loyalty and mobile marketing license through the acquisition of interested ‘prospects’ or leads generated through various advertisements placed on web portals throughout the internet, as well as through referrals from existing licensees. These lead sources have proven to be a consistent and reliable channel for interested potential licensees. We intend to continue to look for new sources of licensee leads, as well as increase our budget to increase our volume of leads generated. All other aspects of the business will be promoted through our network of licensees in North America.

Financial Model

Our Mobile and Loyalty Marketing Division provides for multiple revenue components including set up fees and recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services. Our Card Division provides for multiple revenue components derived from fees from cardholders for various services we provide and fees we receive from merchants when our cards are used.  The direct costs incurred by us in connection with the Card Division include discounts and per transaction, charges from merchant credit card companies and amounts paid to our processing partner for card issuance and transaction costs.

We employ outside consultants to handle overflow work for development on our proprietary mobile loyalty platform and payment system, as well as for marketing, design, business development and other general and administrative functions of our Company when needed.  While we intend to restrict the number of new employees we add to our Company’s workforce, we believe that new personnel will be necessary in the future in the areas of project management, software programming, operations, accounting, sales and administration.

Barriers to Entry

Our Company has applied for patents in connection with our Card Division and its related uses and planned future features, one of which was recently issued.  We believe that the business processes in connection with our Card Division are original to our Company; however we may discover that others have patent claims of which we are currently unaware.   Should we be successful in obtaining the grant of the patents under application and should we be successful in countering any challenges to their validity that might emerge, the lifetime of the granted patents would be twenty years.  Should the patent applications in question be approved, it could give us a cost advantage from the license fees that future potential competitors would be required to pay as well as revenues from said license fees. There can be no assurances however that we will be successful in recovering such a patent or successful in countering any challenges thereto.

Competitive Business Conditions

The market for loyalty and mobile marketing services is large, growing and highly competitive.  We have identified a number of providers of loyalty and mobile marketing related products and services.

Spot On is a provider of a loyalty rewards platform that utilizes touchscreen tablet to digitize a punch card type loyalty program. At this time Spot appears to be privately held, but well financed. They are based in Illinois and have significant penetration in the Chicago area as well as many other parts of the east and west coast. They do not at this time have any kind of mobile/text marketing component to their offering, but instead focus on digitizing the punch card experience and delivering messaging to consumers via email. Spot on does not at this time have any localized representation or support, instead they rely on selling and supporting nationally over the phone and via their website.

BellyCard is a provider of loyalty rewards platforms directly to merchants utilizing a touchscreen tablet to digitize the punch card type loyalty program. They claim to have a total of 6 thousand locations in the US and have significant presence in a number of the top DMA’s in the country. They utilize an iPad device as their touchscreen interface and have robust customer analytics engine that the merchant can utilize to understand trends in their business. They do not at this time provide any mobile/texting capability and do not have localized support or sales teams. They instead rely on national support and an outsourced phone sales team.

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

On October 16, 2007, we sold the VOS Subsidiary and acquired BillMyParents-CA (at the time both our Colorado parent and California subsidiary were named IdeaEdge, Inc.).  On May 1, 2009, our Company changed our name from IdeaEdge, Inc. to Socialwise, Inc., and our stock traded under the symbol “SCLW.OB”.  On May 25, 2011, we changed our name to BillMyParents, Inc. and beginning June 13, 2011, our stock traded under the symbol “BMPI.OB.”  On February, 15, 2013, we changed our name to The SpendSmart Payments Company and beginning February 28, 2013, our stock traded under the symbol “SSPC.OB.”  Effective as of June 20, 2014, the Company was re-domiciled from Colorado to Delaware. Effective as of June 20, 2014, we filed an amendment to our Certificate of Incorporation changing our name to “SpendSmart Networks, Inc.”

Item 2 –Properties

Our corporate offices were previously located at 6190 Cornerstone Court, Suite 216, San Diego California 92121, where we leased approximately 3,100 square feet of office space.  The monthly rental payments for the facility were approximately $2,695 plus common area maintenance charges.  We closed our San Diego offices on July 17, 2013, however we had lease payment obligations remaining through June, 2014.  Our corporate offices are now located in San Luis Obispo, CA, where we lease approximately 5,000 square feet of office space.  The monthly payment is approximately $10,572, including association and common area maintenance charges.  We also have offices in Des Moines, IA, where we lease approximately 1,000 square feet of office space.  The monthly payments for the facility are approximately $1,800, including common area maintenance charges.  We believe our facilities are in good condition and adequate to meet our current and anticipated requirements.

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

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol "SSPC."  The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCQB securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  The following table sets forth the high and low bid prices per share of our common stock by the OTCQB for the periods indicated as reported on the OTCQB.  On November 3, 2014, the closing price of our common stock as reported on the OTCQB was $.90 per share.

For the twelve months ended September 31, 2013	High	Low	For the three months ended December 31, 2013	High	Low
Fourth Quarter (10/1/12-3/31/12)	$11.25	$5.40	Fourth Quarter (10/1/13-12/31/13)	$2.04	$0.91
First Quarter (1/1/13-3/31/13)	6.30	4.50
Second Quarter (4/1/13-6/30/13)	6.75	2.25	For the three months ended December 31, 2012
Third Quarter (7/1/13-9/30/13)	2.73	0.76	Fourth Quarter (10/1/12-12/31/12)	$7.80	$4.50

For the twelve months ended September 31, 2012
Fourth Quarter (10/1/11-3/31/11)	$7.80	$4.50
First Quarter (1/1/12-3/31/12)	7.95	5.40
Second Quarter (4/1/12-6/30/12)	7.95	3.15
Third Quarter (7/1/12-9/30/12)	13.50	4.95

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

Holders of Record

As of November 5, 2014, 18,297,903 shares of our common stock were issued and outstanding, and held by approximately 2,000 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2013 and September 30, 2013, with respect to compensation plans under which our common stock is authorized for issuance.

On January 8, 2013, our Board of Directors approved the adoption of our 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by our shareholders on February 15, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 3,000,000 shares of the common stock of our Company.  On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Networks, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan has been approved by our shareholders.  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan shall not exceed in the aggregate 25,000,000 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company.  The table below sets forth information as of December 31, 2013 with respect to our 2007 Plan, 2011 Plan, and 2013 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (2007 Plan)	-	$-	266,666
Equity compensation plans subject to approval by shareholders (2011 Plan)	1,566,667	6.99	100,000
Equity compensation plan approved by shareholders (2013 Plan)	-	-	200,000

Total	1,566,667	$6.99	566,666

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, SpendSmart Networks, Inc. CA and the consolidated results of the company. The Company purchased SpendSmart Networks, Inc.-CA on October 16, 2007.  On February 11, 2014, we acquired substantially all of the assets of SMS Masterminds. The Company will derive a significant/majority of its revenues from the operations of its SMS Masterminds segment in the future.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and December 31, 2012

Comparison of Revenues for the Three Months Ended December 31, 2013 and December 31, 2012

The Company had total revenues of $227,050 for the three months ended December 31, 2013 ($247,497 for the three months ended December 31, 2012).

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

Comparison of Operating Expenses for the Three Months Ended December 31, 2013 and December 31, 2012

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses totaled $204,777 for the three months ended December 31, 2013 ($4,654,948 for the three months ended December 31, 2012).  This amounted to a decrease of $4,450,171 from 2013 to 2014 or 95.6%.  Decreases in marketing consulting in the most recent quarter over the prior year’s corresponding quarter’s totals were due to decreased expenditures for marketing agencies in the current year. Our levels of direct marketing were substantially reduced in the current period while we focused more on our account engagement (e.g. revenue per card).  Marketing programs expense dropped in the current period compared to last year due mainly to higher advertising spend and the $3,750,000 in endorsement-related expense.

Personnel related expenses

Personnel related expenses totaled $1,736,689 and $3,893,183 for the three months ended December 31, 2013 and 2012, respectively. This amounted to a decrease of $2,156,494 from 2013 to 2014 or 55.4%.  Overall decreases in personnel related expenses reflected the reduction of employees and consultants over the prior year, as well as a reduction in our provisions for bonuses accrued during the period.  Stock based compensation was significantly lower due to fewer option and warrant grants made and accrued during the most recently completed period (and in prior periods that vested in the current period).  Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $165,306 and $387,354 for the three months ended December 31, 2013 and 2012, respectively.  This resulted in a decrease of $222,048 from 2013 to 2014 or 57.3%. Decreases in processing expenses were the result of a decrease in our accrual related to the settlement with our previous card processor along.  Our plan is to continue to reduce our costs on a per account basis over time.  Customer service costs were reduced due to our bringing some of the customer service function in house (with the related personnel expense included in salaries and wages above).

General and administrative expenses

General and administrative expenses totaled $312,386 for the three months ended December 31, 2013 ($314,644 for the three months ended December 31, 2012).  This resulted in a decrease of $2,258 and corresponding percentage decrease of 0.7% from 2012 to 2013.

Comparison of Non-operating Income and Expense for the Three Months Ended December 31, 2013 and December 31, 2012

For the three months ended December 31, 2013 and 2012, interest income totaled $631 and $1,044, respectively.

For the three months ended December 31, 2013 and 2012, interest expense totaled $7,073 and $0, respectively.

We recognized a gain from the change in the fair value of financial instruments of $271,190 for the three months ended December 31, 2013, compared to $8,587,290 for the comparable period in 2012.

Comparison of Net Loss and Net Loss per Share for the Three Months Ended December 31, 2013 and December 31, 2012

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

Comparison of Liquidity and Capital Resources for the Three Months Ended December 31, 2013 and December 31, 2012

At December 31, 2013 and 2012, our total assets were $709,198 and $1,272,295, respectively, while we had negative working capital of $618,179.  Total liabilities were $1,321,426 and $1,395,469, respectively, (all of which were current) and our stockholders’ deficit totaled $612,228.

Our cash and cash equivalents balance at December 31, 2013 totaled $497,313. During the three months ended 2013, positive cash flows resulted from financing and investing activities of $500,300, offset by negative cash flows from operating activities totaling $1,073,735.

Comparison of Results of Operations for the Years Ended September 30, 2013 and September 30, 2012

The Company had total revenues of $1,020,438 for the twelve month period ended September 30, 2013 ($1,009,250 for the year ended September 30, 2012).

Our revenues increased $11,188 or 1.1% over the prior period’s total, but have not reached the level required to support our current and planned infrastructure and that would result in profits from operations. Revenues consist of fees charged to our customer prepaid cardholders for monthly maintenance fees, ATM fees, load fees and other insignificant revenues. We continue to not charge our cardholders for new card initiation fees. We charge maintenance fees on our issued cards (“ICs”) to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

Comparison of Operating Expenses for the Years Ended September 30, 2013 and September 30, 2012

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses for the twelve months ended September 30, 2013 totaled $5,617,974 ($3,025,724 for the twelve months ended September 30, 2012). This was an increase of $2,592,250 and 85.7% from 2012 to 2013.  Decreases in marketing consulting in the most recent twelve month period over the prior twelve month period totals were due to not employing brand awareness marketing agencies in 2013. Our levels of direct marketing were significantly reduced toward the end of 2013 while we focused more on our account engagement (e.g. revenue per account) and our transition to a new card processor. Marketing programs in the current year included the recognition of $3,750,000 in expense in connection with payment made in connection with a new endorsement agreement signed in November 2012.

Personnel related expenses

Personnel related expenses totaled $12,316,632 during the twelve month period ended September 30, 2013, ($8,983,667 for the year ended September 30, 2012). This amounted to an increase of $3,332,965 or a 37.1% increase from 2012 to 2013.  Overall increases in personnel related expenses reflected the closing of our San Diego office in July and reduction in bonus accruals offset by the addition of employees and consultants over the prior fiscal year, including a new President and Controller. Stock based compensation was significantly higher due to option and warrant grants made to directors, executive officers and endorsers (and in prior periods that vested in the current year). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $1,792,179 for the twelve months ended September 30, 2013 ($3,284,869 for the twelve months ended September 30, 2012). This resulted in a decrease of $1,492,690 or 45.4% compared to  2012. Decreases in processing expenses were the result of a decrease in our account holder base compared to 2012 as well as more favorable rates with our new processor. Our plan is to continue to reduce such costs on a per account basis over time. Contracted software development expenses decreased compared to the prior fiscal year due to expenses incurred in 2012 in connection with the completed transition to our new card processor. Card creation and account initiation expenses were down significantly year to date due to our change in processors and the related cost structure negotiated from prior year along with associated credits recorded in 2013. Customer service costs were reduced due to our bringing much of the customer service function in house (with the related personnel expense included in salaries and wages above).

General and administrative expenses

General and administrative expenses totaled $2,548,890 for the twelve months ended September 30, 2013 ($1,468,718 for the twelve months ended September 30, 2012). This resulted in an increase of $1,080,172 or 73.5% from 2012 to 2013.  Investor relations consulting results from the issuance of stock to investor relations consultants for services performed on our behalf (this is a noncash expense).  We had significant issuances of stock issued to an investor relations consultant in 2013, up from work done in 2012.  Legal expenses are up significantly over the prior year in connection with continued work on our name change, proxy vote, stock split, SEC reporting obligations, and pending acquisition.  Insurance increased due to increased coverage needed for D&O insurance.  Accounting charges increased due to the restatements for the years ended September 30, 2012 and 2011 along with the interim quarterly reports.

Comparison of Non-operating Income and Expense for the Years Ended September 30, 2013 and September 30, 2012

For the twelve months ended September 30, 2013 and 2012, interest income totaled $4,334 and $5,103, respectively. Interest income resulted from cash on deposit during the respective twelve month periods.

During the twelve months ended September 30, 2013, we recognized a gain from the change in the fair value of derivative liabilities of $8,668,688 (and a loss of $5,346,358 in fiscal 2012). These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges.

Comparison of Net Loss and Net Loss per Share for the Years Ended September 30, 2013 and September 30, 2012

For the twelve months ended September 30, 2013, our net loss totaled $12,583,216 ($21,094,983 for the twelve months ended September 30, 2012). Our basic and diluted net loss per share was $1.55 and $3.94 for the twelve months ended September 30, 2013 and September 30, 2012, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Liquidity and Capital Resources for the Years Ended September 30, 2013 and September 30, 2012

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

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the period ended December 31, 2013), there exists substantial doubt about our ability to continue as a going concern. Our financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

Revenue Recognition

We generally have two revenue sources: monthly account fees and usage fees. Monthly account fees are recognized in the month for which the cardholder has a balance on an active card. No fees are charged or recorded as revenue for cards for which there is no cardholder balance. Usage fees are recognized at the time of the transaction. We defer revenue for monthly fees paid in advance of the related month of service. Deferred revenues at December 31, 2013, September 30, 2013 and 2012 were insignificant. We recognize fee revenue gross of related processing costs and service fees. We do not collect sales taxes in connection with our products or services. During the twelve months ended September 30, 2013 and 2012, and the three months ended December 31, 2013 we remitted cardholder funds to the issuing bank within two business days of card loading. As of December 31, 2013, September 30, 2013 and September 30, 2012 we had $201,866, $177,894, and $203,479, respectively, of cardholder funds included in amounts on deposit with or due from merchant processors.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

SPENDSMART NETWORKS, INC.
Index

Item 8 - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SpendSmart Networks, Inc.

We have audited the accompanying consolidated balance sheets of SpendSmart Networks, Inc. (the “Company”) as of December 31, 2013, September 30, 2013 and September 30, 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency and redeemable preferred and common stock (not classified as equity), and cash flows for the three month period ended December 31, 2013 and for each of the years ended September 30, 2013 and 2012.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpendSmart Networks, Inc. as of December 31, 2013, September 30, 2013 and September 30, 2012, and the consolidated results of their operations and their cash flows for the three month period ended December 31, 2013 and years ended September 30, 2013 and September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception and has an accumulated deficit at December 31, 2013. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey
November 14, 2014

SPENDSMART NETWORKS, INC.
(Formerly Known as The SpendSmart Payments Company)
Consolidated Balance Sheets

	December 31, 2013	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$497,313	$1,070,748	$5,509,911
Amounts on deposits with or due from merchant processor	201,866	177,894	203,479
Prepaid insurance	4,068	16,271	56,010
Total current assets	703,247	1,264,913	5,769,400
Other assets:
Property and equipment, net of accumulated depreciation of $49,715 ($48,513 on September 30, 2013 and $44,057 on September 30, 2012)	251	1,682	8,713
Other assets	5,700	5,700	5,700
Total other assets	5,951	7,382	14,413

TOTAL ASSETS	$709,198	$1,272,295	$5,783,813

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	$921,164	$1,163,692	$1,161,191
Accrued deferred personnel compensation	231,668	173,993	271,067
Notes payable, fair value	142,089	-	-
Derivative liabilities - warrants	26,505	57,784	14,345,625
Total current liabilities	1,321,426	1,395,469	15,777,883

Redeemable Series B convertible preferred stock; $.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding; liquidation preference of $0 converted to common stock at January 19, 2013 (10,165 shares issued and outstanding at December 31, 2013; liquidation preference of $10,165,000 at December 31, 2012)	-	-	8,656,892

Redeemable common stock; $0.015 par value; 0 shares issued and outstanding, and not classified as equity at December 31, 2013 (784,750 shares issued and outstanding, and not classified as equity at December 31, 2012)	-	-	1,026,173

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock; $.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 (0 shares issued and outstanding at September 30, 2013 and 353 shares issued and outstanding at September 30, 2012))	-	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 10,398,527 shares issued and outstanding at December 31, 2013 (10,398,527 at September 30, 2013, and 5,855,312 at September 30, 2012)	10,398	10,381	5,855
Additional paid-in capital	67,905,486	66,467,197	34,334,546
Accumulated deficit	(68,528,112)	(66,600,752)	(54,017,536)
Total stockholders' deficit	(612,228)	(123,174)	(19,677,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$709,198	$1,272,295	$5,783,813
See accompanying notes to consolidated financial statements.

SPENDSMART NETWORKS, INC.
(Formerly Known as The SpendSmart Payments Company)
Consolidated Statements of Operations

	For the three months ended December 31,		For the twelve months ended September 30,
	2013*	2012	2013	2012
	(audited)	(unaudited)	(audited)	(auditeD)
Revenues	$227,050	$247,497	$1,020,438	$1,009,250

Operating expenses:
Selling and marketing	204,777	4,654,948	5,617,974	3,025,724
Personnel related	1,736,689	3,893,183	12,316,632	8,983,667
Processing	165,306	387,354	1,792,179	3,284,869
General and administrative	312,386	314,644	2,548,890	1,468,718
Total operating expenses	2,419,158	9,250,129	22,275,675	16,762,978

Loss from operations	(2,192,108)	(9,002,632)	(21,255,237)	(15,753,728)

Non-operating income (expense):
Interest expense	(7,073)	-	(1,001)	-
Interest income	631	1,044	4,334	5,103
Change in fair value of financial instruments	271,190	8,587,290	8,668,688	(5,346,358)
Total non-operating income	264,748	8,588,334	8,672,021	(5,341,255)
Net loss and comprehensive net loss	$(1,927,360)	$(414,298)	$(12,583,216)	$(21,094,983)

Deemed dividend on preferred stock	$-	$-	$-	$(4,481,126)

Net loss and comprehensive net loss applicable to common shareholders	$(1,927,360)	$(414,298)	$(12,583,216)	$(25,576,109)

Basic and diluted net loss per share	$(0.19)	$0.06	$(1.55)	$(3.94)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	10,392,008	6,898,772	8,141,737	6,488,079

See accompanying notes to consolidated financial statements.
*For the three month transition period.

SPENDSMART NETWORKS, INC.
(Formerly Known as The SpendSmart Payments Company)
Consolidated Statements of Changes in Stockholders' Deficiency and Redeemable Preferred and Common Stock (not classified as equity)
For the years ended September 30, 2013 and 2012 and the three months ended December 31, 2013

	Redeemable Series B Preferred Stock (not classified as equity)		Redeemable Common Stock (not classified as equity)		Series A Preferred Stock		Common Stock (classified as equity)		Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value

Balance at September 30, 2011	-	-	-	-	4,325	4	5,688,171	5,688	31,665,691	(32,922,553)	(1,251,170)
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	10,165	9,219,461	784,750	4,173,643	-	-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	(5,043,695)	-	(3,147,470)	-	-	-	-	-	-	-
Conversions of preferred stock to common stock	-	-	-	-	(3,972)	(4)	80,253	80	(76)	-	-
Issuance of common stock for services	-	-	-	-	-	-	125,222	125	751,205	-	751,330
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	6,040,144	-	6,040,144
Preferred stock deemed dividend	-	4,481,126	-	-	-	-	-	-	(4,481,126)	-	(4,481,126)
Repurchase of common stock	-	-	-	-	-	-	(40,000)	(40)	(159,960)	-	(160,000)
Exercise of warrants to purchase common stock	-	-	-	-	-	-	1,667	2	(2)	-	-
Forfeiture of accrued compensation	-	-	-	-	-	-	-	-	37,252	-	37,252
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	481,418	-	481,418
Net loss	-	-	-	-	-	-	-	-	-	(21,094,983)	(21,094,983)
Balance at September 30, 2012	10,165	8,656,892	784,750	1,026,173	353	$-	5,855,313	$5,855	$34,334,546	$(54,017,536)	$(19,677,135)
Balance at September 30, 2012	10,165	$8,656,892	784,750	$1,026,173	353	$-	5,855,313	$5,855	$34,334,546	$(54,017,536)	$(19,677,135)
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	-	-	914,665	4,866,192	-	-	-	-	-	-	-
Allocation of net proceeds to warrant derivative liability	-	-	-	(3,114,932)	-	-	-	-	-	-	-
Reverse Stock split Shares and par value change	-	-	-	-	-	-	165	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	461,167	461	1,079,041	-	1,079,502
Common Shares (reclassify from convertible common stock)	-	-	(1,699,415)	(2,777,433)	-	-	1,699,415	1,700	2,775,733	-	2,777,433
Series B (reclassify from convertible preferred stock)	(10,165)	(8,656,892)	-	-	-	-	1,694,167	1,694	8,655,198	-	8,656,892
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	9,495,292	-	9,495,292
Series A Preferred Stock Conversion	-	-	-	-	(353)	-	7,121	7	(7)	-	-
Exercise of warrants to purchase common stock	-	-	-	-	-	-	663,540	664	1,393,309	-	1,393,973
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	8,734,085	-	8,734,085
Net loss	-	-	-	-	-	-	-	-	-	(12,583,216)	(12,583,216)
Balance at September 30, 2013	-	-	-	-	-	$-	10,380,888	$10,381	$66,467,197	$(66,600,752)	$(123,174)
Issuance of common stock for services	-	-	-	-	-	-	17,639	17	51,982	-	41,999
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	1,268,307	-	1,268,307
Issuance of warrants	-	-	-	-	-	-	-	-	118,000	-	118,000
Net loss	-	-	-	-	-	-	-	-	-	(1,927,360)	(1,927,360)
Balance at December 31, 2013	-	-	-	-	-	$-	10,398,527	$10,398	$67,905,486	$(68,528,112)	$(612,228)

See accompanying notes to consolidated financial statements.

SPENDSMART NETWORKS, INC.
(Formerly known as The SpendSmart Payments Company)
Consolidated Statements of Cash Flows

	For the three months ended December 31,		For the year ended September 30,
	2013	2012	2013	2012
	(audited)	(unaudited)	(audited)	(audited)
Cash flows from operating activities:
Net loss	$(1,927,360)	$(414,298)	$(12,583,216)	$(21,094,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,131	1,132	4,526	1,131
Stock-based compensation	1,268,307	2,997,503	9,495,292	6,040,144
Issuance of common stock for services	52,000	24,000	1,079,502	751,330
Change in fair value of financial instruments	(271,190)	(8,587,290)	(8,668,688)	5,346,358
Changes in operating assets and liabilities:
Prepaid insurance	12,203	17,687	39,739	(2,968)
Other assets	-	-	-	(648)
Amounts on deposit with card processor	-	-	-	90,359
Amounts on deposits with or due from merchant processor	(23,972)	57,815	25,585	(161,686)
Accounts payable and accrued liabilities	(242,529)	1,835,586	2,501	(295,175)
Accrued deferred personnel compensation	57,675	288,329	(97,074)	226,387
Net cash used in operating activities	(1,073,735)	(3,779,536)	(10,701,833)	(9,099,751)

Cash flows from investing activities:
Sale (purchase) of property and equipment	300	-	2,505	(9,844)
Net cash provided by (used in) investing activities	300	-	2,505	(9,844)

Cash flows from financing activities:
Net proceeds from exercise of warrants to purchase common stock	-	9,000	1,393,973	-
Issuance of redeemable common and preferred stock and warrants for cash, less issuance costs	-	4,866,192	4,866,192	13,393,104
Repurchase of common stock	-	-	-	(160,000)
Proceeds from issuance of convertible debt	500,000	-	-	-
Net cash provided by financing activities	500,000	4,875,192	6,260,165	13,233,104

Net (decrease) increase in cash and cash equivalents	(573,435)	1,095,656	(4,439,163)	4,123,509

Cash and cash equivalent at beginning of the period	1,070,748	5,509,911	5,509,911	1,386,402
Cash and cash equivalent at end of the period	$497,313	$6,605,567	$1,070,748	$5,509,911
See accompanying notes to condensed consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$374	$374	$1,001	$5,568

Supplemental statement of cash flows:
Modification and exercise of warrants:
Decrease in additional paid-in capital	$-	$-	$(287,385)	$-
Increase in additional paid-in capital	-	-	287,385	-
	$-	$-	$-	$-
Noncash investing and financing transactions
Forfeiture of accrued compensation	$-	$-	$-	$37,252
Issuance of warrants	$118,000	$-	$-	$-
Reclassification of derivative liabilities	$-	$-	$8,734,085	$481,418

The Company had conversion of 3,972 shares of Series A preferred stock into 80,253 shares of common stock during the year ended September 30, 2012.

See accompanying notes to consolidated financial statements.

SpendSmart Networks, Inc.
(Formerly known as The SpendSmart Payments Company)
Notes to Consolidated Financial Statements

1.  Basis of Presentation and Going Concern

The Company is a Colorado corporation. Through the subsidiary incorporated in the state of California, SpendSmart Networks, Inc. (“SpendSmart-CA”), the Company issues and services prepaid cards marketed to young people and their parents. The Company is a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying audited consolidated financial statements include the accounts of the Company and SpendSmart-CA for the three months ended December 31, 2013 and for the 12-month years ended September 30, 2013 and 2012, respectively. All intercompany amounts have been eliminated in consolidation.

As of December 31, 2013, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through December 31, 2013 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. The Company’s audited consolidated financial statements as of and for the periods ended December 31, 2013 do not contain any adjustments for this uncertainty.  In response to the Company’s cash needs, the Company raised subsequent to December 31, 2013, additional cash through the sale of common stock and warrants as described in our footnotes that follow. All additional amounts raised will be used for the Company’s future investing and operating cash flow needs.

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

In June 2014, the Company changed its name to SpendSmart Networks, Inc. and SpendSmart Payments Company-CA changed its name to SpendSmart Networks, Inc.

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

Revenue Recognition

The Company generally has two revenue sources: monthly account fees and usage fees. Monthly account fees are recognized in the month for which the cardholder has a balance on an active card. No fees are charged or recorded as revenue for cards for which there is no cardholder balance. Usage fees are recognized at the time of the transaction. The Company defers revenue for monthly fees paid in advance of the related month of service. Deferred revenues at December 31, 2013 were insignificant. The Company recognizes fee revenue gross of related processing costs and service fees. The Company does not collect sales taxes in connection with the products or services. During the period ended December 31, 2013, September 30, 2013, and September 30, 2012, the Company remitted cardholder funds to the issuing bank within two business days of card loading. As of December 31, 2013 we had $201,866 of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of the same amount in accounts payable.  As of September 30, 2013 and September 30, 2012 we had $177,894 and $203,479, respectively, of cardholder funds included in amounts on deposit with or due from merchant processor and also recorded an offsetting liability of the same amount in accounts payable.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the twelve months ended September 30, 2013 and 2012 was $4,526 and $1,131, respectively and was $1,131 for the three months ended December 31, 2013.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There has not been any impairments recorded.

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

Derivatives

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $26,505, $57,784, and $14,345,625, as of December 31, 2013, September 30, 2013, and September 30, 2012, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital. The value of the derivative liability that was reclassified to additional paid in capital at March 20, 2013 was $8,734,085.

The Company recognized a gain due to changes in the fair value of derivatives for the three months ended December 31, 2013 of $271,190 and for the year ended September 30, 2013 totaling $8,668,688 with a loss of $5,346,358 for the year ended September 30, 2012, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company’s common stock decreases and will record expense when the value of the Company’s stock increases. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

During the twelve months ended September 30, 2012, the Company issued Series B preferred stock with warrants to purchase additional common stock. The fair value of the warrants issued was approximately $4,481,126, at the issue date, resulting in a beneficial conversion feature and an immediate deemed dividend of approximately $4,481,126.

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

Fair value of assets and liabilities

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and we consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2013, September 30, 2013 and September 30, 2012 is as follows:

Date of Valuation	December 31, 2013	September 30, 2013	September 30, 2012
Stock Price	0.91	1.95	10.65
Volatility (Annual)	70% to 72%	69% to 70%	68% to 74%
Number of assumed financings	1	1	1
Number of anti-dilutive warrants	159,167	159,167	159,167
Total warrants outstanding	7,977,990	9,637,948	7,339,917
Total shares outstanding	10,398,527	10,380,888	5,855,313
Strike Price	2.25	6.00	6.00
Risk-free Rate	0.33%	0.33%	0.23%
Maturity Date	1/24/14 to 11/24/15	1/24/14 to 11/24/15	1/24/14 to 11/24/15
Expected Life	.48 to 1.90 years	.73 to 2.15 years	1.73 to 3.15 years

The Company elected the fair value option for notes payable as this option better matches the changes in fair value of notes payable.  The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument.

At December 31, 2013, September 30, 2013 and September 30, 2012, the estimated fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Note payable, fair value	$142,089	$-	$-	$142,089
Derivative liability - warrants	26,505	-	-	26,505
Total securities	$168,594	$-	$0	$168,594

		Fair Value Measurements at
		September 30, 2013 Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Derivative liability - warrants	$57,784	$-	$-	$57784
Total securities	$57,784	$-	$-	$57784

		Fair Value Measurements at
		September 30, 2012 Using:
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Derivative liability - warrants	$14,345,625	$-	$-	$14,345,625
Total securities	$14,345,625	$-	$-	$14,345,625

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended December 31, 2013, and the twelve months ended September 30, 2013 and 2012:
	Fair Value Measurement Using Significant
	Unobservable Inputs
	(Level 3)
	Warrant Derivative Liabilities	Conversion Notes
Beginning balance at October 1, 2013	57,784	-
Additions during the year	-	382,000
Total unrealized (gains) or losses included in net loss	(31,279)	(239,911)
Transfers in and/or out of Level 3	-	-
Ending balance at December 31, 2013	26,505	142,089

	Fair Value Measurement Using Significant
	Unobservable Inputs
	(Level 3)
	Warrant Derivative Liabilities	Conversion Notes
Beginning balance at October 1, 2012	14,345,625	-
Additions during the year	3,114,932	-
Total unrealized (gains) or losses included in net loss	(8,668,688)	-
Transfers in and/or out of Level 3	(8,734,085)	-
Ending balance at September 30, 2013	57,784	-

	Fair Value Measurement Using Significant
	Unobservable Inputs
	(Level 3)
	Warrant Derivative Liabilities	Conversion Notes
Beginning balance at October 1, 2011	1,289,520	-
Additions during the year	8,191,165	-
Total unrealized (gains) or losses included in net loss	5,346,358	-
Transfers in and/or out of Level 3	(481,418)	-
Ending balance at September 30, 2012	14,345,625	-

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash. Advertising expenses (primarily in the form of Internet direct marketing) totaled $85,156 and $2,077,766 for the twelve months ended September 30, 2013 and 2012, respectively and $0 for the three months ended December 31, 2013.

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

Our Company was involved in an arbitration with our former processor but we have since agreed to a settlement of such arbitration. The agreed upon settlement amount had been accrued at December 31, 2013 and was paid on February 13, 2014.

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

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company will assess the provisions of ASU 2014-15 and its impact on the consolidated financial statements. The events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 1.

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

4.  Convertible Promissory Notes

On October 25, 2013 and November 4, 2013, the Company closed a private placement of 10 Units to a total of 2 investors, each Unit consisting of (i) a 13-month $50,000 principal amount promissory note (“Promissory Note”) bearing an annual interest rate of 7%, and (ii) a four-year callable Warrant (the "Promissory Note Warrants"), to purchase 20,000 shares of common stock.  The Company received gross proceeds of $500,000.

The Promissory Notes are convertible into shares of capital stock at a conversion price equal to the lesser of i) $1.25 per share of common stock, or ii) a 25% discount to market price of the next equity offering.

The Company, upon five-day notice to holders of outstanding Promissory Note Warrants, has the right, subject to limitations, to call all or any portion of the Warrants then outstanding if (i) the VWAP for each of ten (10) consecutive trading days equals or exceeds $4.50 per share and (ii) has a minimum trading volume of 50,000 shares per day over the same period.

The Company elected the fair value option for notes payable as this option better matches the changes in fair value of notes payable. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The Company recognized a $239,911 net change in fair value of financial instruments the condensed consolidated statements of operations from October 25, 2013 through December 31, 2013.  On February 11, 2014, the holders of the Promissory Notes converted their holdings into 226,655 shares of Series C Preferred.

5.  Common Stock and Warrants

Common stock

During the three months ended December 31, 2013, the company issued 17,689 shares of common stock, at $2.94 per share, and the Company recognized expense of $52,000 for services rendered.

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

During the year ended September 30, 2013, the company issued 461,167 shares of common stock, at $2.34 per share, and the Company recognized expense of $1,079,502 for services rendered.

During the three months ended December 31, 2013, the company issued 17,639 shares of common stock, at $2.95 per share, and the Company recognized expense of $52,000 for services rendered.

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

In recompense for services performed on our behalf, we issued warrants to purchase up to 138,333 shares of our common stock during the three months ended December 31, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $2.00 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 5,000 shares at $2.00 to our CFO (Chord Advisors, LLC).  The expense recorded for the three months ended December 31, 2013 for both of these items was $29,452.  During the three months ended December 31, 2013, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase up to 150,000 shares of common stock have expired.  Warrants to purchase up to 3,881,325 shares of common stock remain outstanding at December 31, 2013, of which 3,279,367 have vested.

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

6.  Convertible Preferred Stock

Series A Preferred Stock

At December 31, 2013, September 30, 2013, and September 30, 2012 the Company had 0, 0, and 353 shares, respectively, of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding. The Series A Stock was originally issued to investors for $100 per share. The following summarizes the terms of the Series A preferred stock outstanding:

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

At December 31, 2013, September 30, 2013, and September 30, 2012, the Series A preferred stock was convertible into 0, 0, and 7,121 shares, respectively, of the Company’s common stock at an effective price of $4.95 per share.

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

7.	Agreements for services, officer and Board of Directors’ compensation

In August 2012, the Company entered into one-year consulting agreements with Patrick Kolenik and Cary Sucoff (Messrs. Kolenik and Sucoff are members of the Company’s Board of Directors). The agreements call for the payment to Messrs. Kolenik and Sucoff of $5,000 each per month for their services to our Company. During the year ended September 30, 2013, the Company recognized and paid expenses totaling $55,000, each in connection with these consulting agreements.  During the three months ended December 31, 2013, the Company recognized and paid expenses totaling $0 in connection with these consulting agreements.

In October 2012, the Company granted a five-year warrant to purchase up to 133,333 shares of common stock to Chris Leong, a member of our Board of Directors. The warrant vests monthly over a period of twelve months; has an exercise price of $6.90 per share; and includes a cashless exercise option. In November 2012, the Company granted warrants to purchase up to 333,333 shares of common stock to William Hernandez, the Company’s President and a member of the Board of Directors (as of January 2013). The warrants vest over a period of three years; have an exercise price of $7.35 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $1,210,150 of which $527,984 was recognized as a noncash charge to personnel related expense during the year ended September 30, 2013 and $80,995 was recognized as a nocash charge to personnel related expense during the period ended December 31, 2013.

In November 2012 (the "Effective Date"), the Company entered into an Endorsement Agreement (the “Endorsement Agreement”) for the promotion of our products. The Endorsement Agreement has a term of fourteen months (the “Term”), unless extended as provided in the Endorsement Agreement. In connection with the Endorsement Agreement, the Company agreed to pay a nonrefundable advance totaling $3,750,000 (the “Advance”), of which $1,900,000 was paid in November 2012, with the remainder totaling $1,850,000 paid in January 2013. In addition to the Advance, the Company agreed to pay monthly incentive compensation per active account (“Incentive Compensation”). The Advance is not recoupable from incentive compensation payments. The Company also agreed to pay a per month royalty per active account (“Royalty”). The Royalty payments are a single digit percentage of the revenue per card. The Advance is recoupable from Royalty payments made under the Endorsement Agreement. Upon the expiration of the Endorsement Agreement, the endorser will be entitled to receive the Royalty payments, subject to the recoupment of the Advance, and the Incentive Compensation, in perpetuity. The entire balance of the Advance totaling $3,750,000 was charged to operations during the year ended September 30, 2013. The amount of the royalty payments were immaterial at the end of the year ended September 30, 2013 due to the number of accounts earned to date as a result of this endorsement.

Pursuant to the terms of the Endorsement Agreement, the Company issued the endorser warrants to purchase up to 133,334 shares of our common stock, as follows: 1) warrants to purchase 66,667 shares of the Company’s common stock vested upon the Effective Date, and 2) warrants to purchase another 66,667 shares of the Company’s common stock shall vest in equal monthly installments during the Term, each exercisable at an exercise price $7.05 per share. The Company also issued the endorser warrants to purchase up to an additional 133,333 shares of common stock (the “Additional Warrant”). The Additional Warrant is exercisable for the number of shares of common stock equal to five times the number of active accounts in effect at the end of the Term, provided there are more than two hundred and fifty thousand active accounts as of the last day of the Term. The Additional Warrant will be exercisable no more rapidly than in equal monthly installments during the six month period immediately following the Term at an exercise price of $7.05 per share. In the event the product of five times the number of active accounts exceeds two million, we will issue the endorser an “End of Term Warrant” for the number of shares in excess of 133,333. The exercise price of the End of Term Warrant shall be the arithmetic mean of the high and low prices of our Company’s common stock on the last trading day before the date of the issuance of the End of Term Warrant. If the Endorsement Agreement is extended, which is at the sole discretion of the endorser, the endorser will receive additional warrants to purchase 133,333 shares of the Company’s common stock for any such Extension Period (each, an “Extension Warrant”). Extension Warrants will vest equally on a monthly basis and will have an exercise price equal to the mean of the high and low prices of the Company’s common stock on the last trading day before the date of issuance of each Extension Warrant. The Company recognized $604,372 in expense related to the warrants issued to the endorser for the year ended September 30, 2013 and $151,700 was recognized during the period ended December 31, 2013

Payments made in connection with the Advance, Incentive Compensation and Royalty will be recorded as an expense when incurred. Compensation expense related to the warrants, additional warrants, end of term warrants and extension warrants will be recognized based upon actual and expected vesting, of which an insignificant amount has been expensed for the year ended September 30, 2013 and period ended December 31, 2013.

In connection with the Endorsement Agreement (dated November 20, 2012) as of September 30, 2013, the Company made payments to two entities associated with a member of our Board of Directors, Jesse Itzler. Expenses related to these payments totaled $115,000 and $728,405 during the year ended September 30, 2013 and $0 for the three months ended December 31, 2013.

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

8.  Agreements with former officer

In February 2013, the Company granted warrants to purchase up to 200,000 shares of common stock to Kim Petry, the Company’s former CFO. She replaced former CFO, Jonathan Shultz. The warrants vest over a period of three years; have an exercise price of $5.85 per share; include a cashless exercise option; and expire five years after the date of grant. The fair value of these warrants on the grant date was $587,802.  Ms. Petry resigned from the Company in October 2013, and the cost associated with the remainder of her warrants was recorded then.

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

9.  Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the twelve months ended September 30, 2013 and 2012, and for the three months ended December 31, 2013, due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the three months ended	For the twelve months ended
	December 31,	September 30,
	2013	2013	2012
Common stock options	1,566,667	1,651,678	1,649,110
Common stock warrants	7,977,990	7,907,435	7,396,481
Excluded potentially dilutive securities	9,544,657	9,559,113	9,045,591

10.  Stockholder's equity

Stock options

On January 8, 2013, the Company’s Board of Directors approved the adoption of the SpendSmart Networks, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan (as approved by the Board of Directors but subject to future shareholder approval solicited by a Proxy Statement filed in January 2013) shall not exceed in the aggregate 3,000,000 shares of the common stock of the Company. On August 4, 2011, the Board of Directors approved the adoption of the SpendSmart Networks, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of the Company. The Company also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan (as amended) shall not exceed in the aggregate 4,000,000 shares of the common stock of our Company. Upon shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

At December 31, 2013 and September 30, 2013, we have outstanding a total of 1,566,667 and 1,651,678, respectively, of incentive and nonqualified stock options granted under the 2011 Plan and the 2007 Plan, all of which (for the purpose of computing stock based compensation) we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from April 2014 to August 2017.

Stock option activity during the following periods was as follows:

	For the three months ended	For the twelve months ended
	December 31,	September 30,
	2013	2013	2012
Beginning balance outstanding	1,651,678	1,649,110	1,486,333
Options issued during the year	-	333,334	393,333
Options expired or cancelled during the year	(85,011)	(330,766)	(230,556)
Ending balance outstanding	1,566,667	1,651,678	1,649,110

Warrants

During the twelve months ended September 30, 2012, the Company issued warrants to purchase the Company’s common stock to third parties providing consulting and advisory services, including five-year warrants to purchase up to 2,033,333 shares to members of the Company’s Board of Directors (includes grants made not during members’ terms of service on the Board) during fiscal 2012, respectively. The Company also issued warrants to purchase shares of the Company’s common stock to investors in connection with the issuances of restricted shares of common stock during the twelve months ended September 30, 2013 and 2012 (the value of which was offset against the proceeds of the issuance of common stock and not charged to operations). Outstanding warrants from all sources have terms ranging from two to five and a half years.

In recompense for services performed on our behalf, we issued warrants to purchase up to 138,333 shares of our common stock during the three months ended December 31, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $2.00 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 5,000 shares at $2.00 to our CFO (Chord Advisors, LLC).  The expense recorded for the three month period ended December 31, 2013 for both of these items was $29,452.  In recompense for services performed on our behalf, we issued warrants to purchase up to 6,300,000 shares of our common stock during the year ended September 30, 2013, including a five year warrant to purchase up to 2,000,000 shares (exercise price of $10.35 per share) to a member of our Board of Directors.  Through December 31, 2013, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase up to 150,000 shares of common stock have expired.  Warrants to purchase up to 3,881,325 shares of common stock remain outstanding at December 31, 2013, of which 3,279,367 have vested.

Warrant activity (including warrants issued to investors and for consulting and advisory services) during the three months ended December 31, 2013 and the twelve months ended September 30, 2013 and 2012 was as follows:

	For the three months ended	For the twelve months ended
	December 31,	September 30,
	2013	2013	2012
Beginning balance outstanding	7,907,435	7,396,481	3,599,761
Warrants issued during the year
For consulting and advisory services	138,333	486,667	2,196,333
In connection with sales of common and preferred stock	200,000	726,383	1,780,971
Warrants expired or cancelled during the year	(267,778)	(39,667)	(133,513)
Warrants exercised	-	(662,429)	(47,071)
Ending balance outstanding	7,977,990	7,907,435	7,396,481

The numbers and exercise prices of all options and warrants outstanding at December 31, 2013 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Period
35,380	8.70	1st Qtr, 2014
57,333	9.75	2nd Qtr, 2014
35,000	7.65	3rd Qtr, 2014
81,973	7.80	4th Qtr, 2014
78,100	7.80	1st Qtr, 2015
10,600	10.05	2nd Qtr, 2015
83,918	6.60	43rd Qtr, 2015
479,246	7.65	4th Qtr, 2015
872,800	7.20	1st Qtr, 2016
960,100	6.45	2nd Qtr, 2016
1,263,958	6.90	3rd Qtr, 2016
516,808	7.80	2nd Qtr, 2016
859,750	6.15	1st Qtr, 2017
1,076,475	7.65	2nd Qtr, 2017
1,599,208	6.75	3rd Qtr, 2017
1,195,675	6.75	4th Qtr, 2017
66,667	5.85	1st Qtr, 2018
138,333	1.95	4th Qtr, 2018
133,333	7.05	4th Qtr, 2022
9,544,657

Stock based compensation

Results of operations for the twelve months ended September 30, 2013 include stock based compensation costs totaling $9,495,292 ($6,040,144 for the twelve months ended September 30, 2012) all of which was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services). During the three months ended December 31, 2013, we recognized stock-based compensation expense totaling $1,268,307 in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the twelve months ended September 30, 2013 and 2012 and the three months ended December 31, 2013 and 2012:

	For the three months ended	For the twelve months ended
	December 31,	September 30,
	2013	2013	2012
Expected life (in years)	4.99 years	4.33 years	4.04 years
Weighted average volatility	90.07%	93.89%	89.17%
Forfeiture rate	0%	0%	0%
Risk-free interest rate	1.41%	0.74%	0.54%
Expected dividend rate	0%	0%	0%

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

As of December 31, 2013, $11,431,942 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 37.9 months. The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of and for the three months ended December 31, 2013 and the year ended September 30, 2013:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Instrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2013	5,544,671	$6.84
Granted	138,333	1.95
Cancelled or expired	(235,012)	(7.60)
Exercised	-	-
Outstanding at September 30, 2103	5,447,992	$6.75	37.9 months	$-

Exercisable	4,225,664	$6.75	37.0 months	$-

		Weighted Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Instrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2012	5,095,103	$6.85
Granted	820,001	6.86
Cancelled or expired	(370,433)	(6.91)
Exercised	-	-
Outstanding at September 30, 2103	5,544,671	$6.84	40.6 months	$-

Exercisable	4,362,580	$6.90	39.4 months	$-

Additional disclosure concerning options and warrants is as follows:

	For the 3 Months Ended	For the Years Ended
	December 31,	September 30,	September 30,
	2013	2013	2012
Weighted average grant date fair value of options and warrants granted	$1.95	$6.86	$6.52
Aggregate intrinsic value of options and warrants exercised	-	-	3.75
Weighted average fair value of options and warrants vested	4.50	6.90	6.67

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at December 31, 2013 and September 30, 2013:

	Number of Options and Warrants
Exercise Price Range	December 31, 2013	September 30, 2013
$1.95 - $6.15	998,334	1,003,334
$6.16 - $6.30	230,000	230,000
$6.31 - $6.45	1,440,000	1,440,000
$6.46 - $7.05	1,253,333	1,267,604
$7.20 - $15.00	1,526,325	1,603,733
	5,447,992	5,544,671

A summary of the activity of our non-vested options and warrants for the following periods:

	For the three months ended	For the twelve months ended
	December 31,	September 30,
	2013	2013	2012
Non-vested outstanding, beginning	1,182,090	2,707,530	1,763,850
Granted	138,333	820,000	2,589,667
Vested	(298,095)	(2,271,736)	(1,405,431)
Cancelled	(133,333)	(73,704)	(240,556)
Non-vested outstanding, ending	888,995	1,182,090	2,707,530

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at September 30, 2013:

	For the three months ended	For the twelve months ended
	December 31,	September 30,
	2013	2013	2012
Stock options outstanding	1,566,667	1,651,678	1,649,110
Stock options available for future grant	566,666	481,655	284,223
Warrants	7,977,990	7,907,435	7,396,481
Total common shares reserved for future issuance	10,111,323	10,040,655	9,329,814

11.  Income taxes

Deferred tax assets at December 31, 2013 and September 30, 2013 and 2012 consisted of the following:

	As of December 31,	As of September 30,
	2013	2013	2012
Deferred tax asset
Net operating loss carryovers	$17,467,761	$17,183,108	$12,885,000
Total deferred tax assets	17,467,761	17,183,108	12,885,000
Valuation Allowance	(17,467,761)	(17,183,108)	(12,885,000)
Deferred tax asset, net of allowance	$-	$-	$-

As of September 30, 2013 and September 30, 2012, the Company had federal and state net operating loss carryovers of approximately $42.6 million and $32.0 million, which will begin to expire in 2022. As of December 31, 2013, the Company had federal and state net operating loss carryovers of approximately $43.3 million and $38.0 million, which will begin to expire in 2022.The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.

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

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	For the three months ended	For the twelve months ended
	December 31,	September 30,
	2013	2013	2012
Statutory federal income tax rate	-34.0%	34.0%	34.0%
State income tax, net of federal benefit	-6.3%	6.0%	6.0%
Permanent differences	21.9%	-6.0%	-27.0%
Valuation Allowance	18.4%	-34.0%	-13.0%
Income tax provision (benefit)	0.0%	0.0%	0.0%

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2009 for federal purposes and after 2010 for California state tax purposes.

12.	Commitments

Our Company lease for its San Diego office facilities on a lease agreement through June 2014 with current monthly rentals of $2,695 plus common area maintenance charges. We moved our headquarters to Des Moines, IA in July, 2013 and subsequently moved our headquarters to San Luis Obispo in June 2014 after the SMS acquisition. We lease space in Des Moines and additional storage in San Diego. Rent expense was $74,778 and $45,103 for the twelve months ended September 30, 2013 and 2012, respectively and $18,485 for the three months ended December 31, 2013. Future rental commitments under contract total $25,650 and $0 in fiscal 2014 and fiscal 2015, respectively.

13.  Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Our Company may make contributions at the discretion of its Board of Directors. During the twelve months ended September 30, 2013 and 2012, we made contributions to the Plan totaling $58,738 and $48,850, respectively.  During the three months ended December 31, 2013, we made contributions to the Plan totaling $5,095.

14.  Subsequent events

On January 29, 2014, Mr. Rob DeSantis resigned from his position as a director of SpendSmart Networks, Inc. (the “Company”).

SMS Acquisition

On February 11, 2014, SpendSmart Networks, Inc., a Colorado corporation (“we,” “us,” “our,” or the “Company”), entered into subscription agreements (“Subscription Agreement”) with accredited investors pursuant to which we issued 1,131,099 shares of our newly designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and warrants to purchase 4,524,396 shares of our common stock (the “Common Stock”) exercisable during the five-year period commencing on the date of issuance at $1.10 per share (the “Warrants”).

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

On February 11, 2014, immediately following the closing described above, the Company, through its wholly-owned subsidiary SpendSmart Networks, Inc., a California corporation (the “Subsidiary”), purchased substantially all of the assets of Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS”) a Nevada corporation, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”). In conjunction with the purchase of substantially all of the assets of SMS, the Company, through the Subsidiary acquired all of the goodwill owned by Alex Minicucci, the Chief Executive Officer of SMS, relating to SMS, pursuant to the terms of a Goodwill Purchase Agreement (the “Goodwill Purchase Agreement”) (the closing of the Asset Purchase Agreement and Goodwill Purchase Agreement collectively referred to as the “SMS Acquisition”).

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

Effective as of June 20, 2014, the Company was re-domiciled from Colorado to Delaware. Effective as of June 20, 2014, we filed an amendment to our Certificate of Incorporation changing our name to “SpendSmart Networks, Inc.”

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

On August 27, 2014, the Board of Directors of SpendSmart Networks, Inc. (the “Company”), approved a change to the Company’s year end from September 30th to December 31st, which will take effect immediately.

On September 18, 2014, the Company through its wholly-owned subsidiary SpendSmart Networks, Inc., a California corporation (the “Subsidiary”), purchased substantially all of the web related assets of TechXpress, Inc. (“TechXpress”), a California corporation, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”). In consideration of the purchased assets, the Company agreed to pay a purchase price consisting of $448,884 in cash and shares of the Company’s common stock, $0.001 par value per share, equal to $742,000, or an aggregate of 596,315 shares of the Company’s common stock (the “Stock Consideration”).

On October 9, 2014, our Company granted options to purchase up to 525,000 shares of our common stock to 5 of our key licensees and a key employee. The options vest over the next four years; have an exercise price of $1.15 per share; and expire five years after the date of grant.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2013. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

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

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, of SpendSmart Networks, Inc. and its subsidiaries. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”).  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

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

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  More specifically we have undertaken or will put in place the following actions:

●	In October 2013, we hired a new Chief Financial Officer through Chord Advisors to lead our complex accounting and finance initiatives.
●	In October 2012, we hired a Controller to assist our Chief Financial Officer with our Company’s accounting and financial tasks.
●	We have engaged a third party to administer our equity based compensation plan.

This Transition Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance

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

Our current Board of Directors consists of nine directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this Transition Report:

Name	Age	Position
Alex Minicucci	32	Chief Executive Officer
William Hernandez	57	President
Jonathan Shultz	54	Chief Financial Officer, Secretary and Treasurer 2
Kim Petry	45	Chief Financial Officer, Secretary and Treasurer 3
Isaac Blech	64	Director
Rob DeSantis	50	Director
Joseph Proto	58	Director4
Cary Sucoff	62	Director
Patrick M. Kolenik	63	Director
Jesse Itzler	46	Director5
Brian Thompson	47	Director6
Michael R. McCoy	54	Director1
Ka Cheong Christopher Leong	65	Director
Jerold Rubinstein	71	Director7
David Horin	46	Chief Financial Officer and Treasurer 8

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
5 On November 27, 2013, the Board of Directors accepted the resignation of Mr. Itzler.
6 On October 1, 2013, the Board of Directors accepted the resignation of Mr. Thompson.
7 On October 1, 2013, the Board of Directors appointed Mr. Rubinstein as a member of the Board of Directors.
8 On October 28, 2013, Mr. Horin was appointed the Chief Financial Officer and Treasurer of the Company.

Alex Minicucci has been our Chief Executive Officer and Director since February 11, 2014. Mr. Minicucci is a serial entrepreneur with almost two decades of experience in web, ecommerce, and mobile marketing. In November 2008, Mr. Minicucci founded SMS Masterminds, subsequently earning several recognitions such as Top 20 under 40 Entrepreneur in 2013. Mr. Minicucci served as the Chief Executive Officer of SMS Masterminds until February 11, 2014. From 2006 to 2008, he served as Chief Operating Officer of TechXpress, Inc., a managed services IT firm. Between 2000 and 2003, Mr. Minicucci built and sold one of the nation’s largest virtual tour providers, USA Virtual Tours, to MediaNews Group. In the late 1990’s, Mr. Minicucci started and ran one of the first web development firms in central California, TooPhat.com, Inc., focused on next generation web development combined with interactive 3D environments. Mr. Minicucci is an Eagle Scout and active mentor to business students at Cal Poly San Luis Obispo.

Mr. William Hernandez has been the President of the Company since November 12, 2012 and a director since January 8, 2013. Mr. Hernandez brings more than 30 years of experience in the global financial services, payments, transaction processing, card network, and brokerage industries.  Mr. Hernandez is President and CEO of Conifer Consulting Group.  Mr. Hernandez previously held the position of Executive Vice President at Epana/Unidos Financial a telecommunications and financial services company delivering relevant products to the Hispanic community in the US and Mexico.  Mr. Hernandez also held the position of Executive Vice President of First Data Corporation managing the US Card Strategic Financial Services supporting clients such as American Express.  During his 7+ years at MasterCard International, Mr. Hernandez was a Senior Vice President of the Americas, directing the largest US-based financial institutions.  Prior to MasterCard, he was employed by Citibank for 11 years, where he held various international executive positions where he spearheaded global consumer banking and consumer card products, services and access channel for Citibank’s businesses in the United States, Latin America, Europe and Asia.  Mr. Hernandez also held executive positions at Financial Guaranty Insurance Co., Shearson American Express and Manufacturers Hanover Trust Company.

Mr. Jonathan Shultz had been the Chief Financial Officer and Treasurer of the Company from November 13, 2007 until February 19, 2013.  Mr. Shultz has Bachelor’s and Master’s Degrees in Accounting and Finance, respectively, from San Diego State University.  He is a Certified Public Accountant, a Certified Management Accountant and a Certified Financial Manager.

Ms. Kim Petry had been the Chief Financial Officer and Treasury of the Company February 19, 2013 until October 28, 2013.  Ms. Petry was employed by American Express from October 2008 to December 2012. From 2008 to 2010, Ms. Petry was the Vice President and Controller of Global Credit Cards and Small Business Services at American Express. In addition, from 2011 through 2012, Ms. Petry served as CFO of the Global Credit Cards and Small Business Services at American Express, where she led a team of over 150 finance professionals globally, supporting a business with over $4 billion in revenue. Prior to American Express, from 2006 to 2008, she was Vice President of Corporate Finance, Planning and Analysis and Business Finance and Analysis with TIAA-CREF where she led over 140 professionals across the U.S. and was responsible for reporting, budgeting, forecasting, strategy, long-term planning, new product development, mergers and acquisitions. Ms. Petry served at US Trust Corporation/Schwab Corporation from 1998 to 2006 in several executive roles following her prior experience working as a Senior Audit Manager for Financial Services at PricewaterhouseCoopers. She earned her MBA from New York University and her BA with a major in accounting, graduating summa cum laude, from Adelphi University.

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

●
Celgene Corporation – Mr. Blech was a founding shareholder of Celgene in 1986.  Celgene has introduced two major cancer drugs and has a stock market valuation (as of September 6, 2011) of approximately $27 billion.

●
ICOS Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of ICOS beginning in 1991.  ICOS discovered the drug Cialis and was later acquired by Eli Lilly for over $2 billion.

●
Nova Pharmaceutical Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Nova from 1982 to 1990.  Nova developed a treatment for brain cancer and subsequently merged with Scios Corporation which was later purchased for $2 billion by Johnson and Johnson.

●
Pathogeneses Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Pathogeneses from 1992 to 1997.  Pathogeneses created TOBI for the treatment of cystic fibrosis and was later acquired by Chiron Corp for $660 million.

●
Genetic Systems Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of GSC from 1981 to 1986.  GSC developed the first inexpensive and accurate test to diagnose chlamydia and was later acquired by Bristol Myers for approximately $300 million.

Mr. Rob DeSantis was appointed to our Board of Directors on March 26, 2012 and resigned from the Board of Directors effective January 29, 2014. Mr. DeSantis co-founded Ariba, a provider of business to business e-commerce solutions that was one of the first B2B Internet companies to go public, and whose market capitalization reached $40 billion.  He was also an early angel investor and board member of LinkedIn, the world’s largest professional online network, which has more than 150 million global members today.

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

Mr. Michael R. McCoy had been our Chief Executive Officer, from September 19, 2011 until February 11, 2014, and Chairman, Board of Directors from September 19, 2011 until November 27, 2011.  Formerly President, Consumer Credit Cards at Wells Fargo, Mr. McCoy was responsible for the overall business and strategic direction of this business unit, directing a staff of over 4,000 individuals and managing a customer base of over 8.5 million with over $20 billion in credit card balances.  A recognized leader in the financial services industry, Mr. McCoy previously served in a number of executive positions at Wells Fargo, having served as group Senior Vice President, Strategy and Business Development for Wells Fargo Financial, where he led the Retail Sales Finance and Insurance Services businesses and directed Marketing for the Wells Fargo Financial enterprise.  He also served as Executive Vice President, Human Resources and Communications for the Home and Consumer Finance Group, which included Leadership Development, Learning and Development, Compensation, Recruiting and Corporate Sponsorships.

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

In evaluating director nominees, our Company considers the following factors:

●	The appropriate size of the Board;
●	Our needs with respect to the particular talents and experience of our directors;
●	The knowledge, skills and experience of nominees;
●	Experience with accounting rules and practices; and
●	The nominees’ other commitments.

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

●
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

●
Mr. Blech is the owner of a significant number of shares of our Company’s common stock and warrants to purchase additional shares of our Company’s common stock.  Mr. Blech has been a successful investor and a member of a number of Boards of Directors.  We believe Mr. Blech’s past experience will be a tremendous benefit to our Company.  Included among Mr. Blech’s more notable successes were:

s
Celgene Corporation – Mr. Blech was a founding shareholder of Celgene in 1986.  Celgene has introduced two major cancer drugs and had a stock market valuation (as of March 8, 2011) of approximately $25 billion.

s
ICOS Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of ICOS beginning in 1991.  ICOS discovered the drug Cialis and was later acquired by Eli Lilly for over $2 billion.

s
Nova Pharmaceutical Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Nova from 1982 to 1990.  Nova developed a treatment for brain cancer and subsequently merged with Scios Corporation which was later purchased for $2 billion by Johnson and Johnson.

s
Pathogeneses Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of Pathogeneses from 1992 to 1997.  Pathogeneses created TOBI for the treatment of cystic fibrosis and was later acquired by Chiron Corp for $660 million.

s
Genetic Systems Corporation – Mr. Blech was a founding shareholder and member of the Board of Directors of GSC from 1981 to 1986.  GSC developed the first inexpensive and accurate test to diagnose chlamydia and was later acquired by Bristol Myers for approximately $300 million.

●
Mr. DeSantis co-founded Ariba, a provider of business to business e-commerce solutions that was one of the first B2B Internet companies to go public, and whose market capitalization reached $40 billion. He was also an early angel investor and board member of LinkedIn, the world’s largest professional online network, which has more than 150 million global members today.

●
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

●
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

●
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

●
Mr. Itlzer founded 100 Mile Group LLC, a brand incubator and creative marketing company, which is a successor to Suite 850, LLC (founded by Mr. Itzler in 2009). Mr. Itzler serves as the managing member of 100 Mile Group.  In June 2010, Mr. Itzler co-founded PureBrands, LLC, a consumer products company featuring nutritional and dietary supplements.

●
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

●
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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at SpendSmart Networks, Inc., 2680 Berkshire Parkway, Suite 130, Des Moines, Iowa 50325.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, involved in any of the items below that the Company deems material to their service on behalf of the Company:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In the fiscal year ended September 30, 2013, we held five special board meetings and for the three months ended December 31, 2013, we held one meeting. Each of our directors has attended all meetings either in person or via telephone conference.

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

On July 23, 2012, we issued warrants to purchase common stock to certain Board members for their extraordinary efforts on behalf of the Company, as follows:  Isaac Blech, 333,333; Joseph Proto, 200,000; Cary Sucoff, 133,333; and Patrick Kolenik, 133,333. The warrants vest monthly over a period of 12 months; have an exercise price of $6.45 per share; include a cashless exercise option; and expire 5 years after the date of grant.  On July 24, 2012 we granted our Chief Executive Officer, Mr. McCoy, options to purchase 293,333 shares of the Company’s common stock.  The options vest monthly over a period of 12 months; have an exercise price of $6.45 per share; and expire 5 years after the date of grant.   On October 29, 2012, we granted Chris Leong warrants to purchase up to 133,333 shares of common stock at an exercise price of $10.35 per share and having a term of 5 years.  The warrants will vest monthly over a period of 36 months provided Dr. Leong continues to serve on the Board. On November 12, 2012, we granted our President, William Hernandez, options to purchase up to 333,333 shares of common stock at an exercise price of $7.35 per share. The options will vest as follows: 66,666 options vested immediately and the remaining 266,667 options vest equally over a thirty-six month period.  On February 19, 2013, we granted our then Chief Financial Officer, Kim Petry, warrants to purchase up to 200,000 shares of common stock at an exercise price of $5.85 per share. At the time of Ms. Petry’s resignation as the Company’s Chief Financial Officer, a total of 61,000 warrant shares were vested. On October 1, 2013, we granted Jerold Rubinstein warrants to purchase up to 133,333 shares of common stock at an exercise price of $2.00 per share and having a term of 5 years.

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

Elements of Executive Compensation

Executive compensation consists of the following elements:

•	Base salary;
•	Annual incentive bonuses; and
•	Long-term incentives.

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

Annual Incentive Bonuses.  Our Company’s bonus plan’s year begins on January 1st and runs through December 31st.  Payments under future executive bonus plans that may be instituted will be based on achieving both personal and corporate goals. Personal goals will support our overall corporate goals and, wherever possible, contain quantitative components.  An executive officer’s success or failure in meeting some or all of these personal goals will affect the individual’s bonus amount. Corporate goals will consist of specific financial targets for the Company. We believe that offering significant potential income in the form of bonuses will allow us to attract and retain executives and to align their interests with those of our stockholders.

Long-Term Incentives. Our long-term incentives consist of our Company’s Common Stock and stock option awards. The objective of these awards is to align the longer-term interests of our stockholders and our executive officers and to complement incentives tied to annual performance.

401(k) and Other Benefits.  During the three months ended December 31, 3013 and the twelve months ended September 30, 2013 and 2012, our executive officers were eligible to receive certain benefits available to all our employees on the same terms, including medical and dental insurance.  During the year, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation.  Under the 401(k) Plan, all employees are eligible to receive matching contributions from the Company of 100% of employee contributions up to a maximum of 4% of the employees’ salaries, per year.  We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees.  We believe that the 401(k) Plan and medical and dental insurance benefits allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

Employment Agreements

Our Company has entered into employment agreements with three of our named executive officers: Michael McCoy (our former Chief Executive Officer); William Hernandez (our President) and Alex Minicucci (our current Chief Executive Officer). A summary of the material terms of our employment agreements with our named executive officers is as follows:

Alex Minicucci, Chief Executive Officer. On February 11, 2014, in connection with the appointment of Mr. Minicucci as our Chief Executive Officer, the Company and Mr. Minicucci entered into an employment agreement (the “Minicucci Employment Agreement”). The Minicucci Employment Agreement has an initial term of three years. The Minicucci Employment Agreement provides for the payment of a base salary of $375,000 per year (subject to discretionary increases by the Board). The Minicucci Employment Agreement provides that Mr. Minicucci is entitled to usual and customary benefits and also contains usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality).

Michael McCoy, former Chief Executive Officer and current Director:  On September 19, 2011, we entered into an employment agreement with Mr. McCoy, which includes the following summary terms, (i) Mr. McCoy shall be paid an annual salary of $360,000; (ii) Mr. McCoy shall be paid his base salary, receive fringe benefits and continue to vest in any granted stock options and warrants for twelve months after the termination of his employment in the event that his employment is terminated other than for cause; (iii) Mr. McCoy shall be eligible for an annual cash bonus; and (iv) Mr. McCoy was granted options to purchase up to 706,667 shares of Company common stock at an exercise price of $7.20 per share.

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

On September 16th, 2013, we amended Mr. McCoy’s employment agreement to provide that Mr. McCoy’s Salary be decreased by $280,000 per year to an annual salary of $120,000.  Effective September 30th, 2014, Mr. McCoy was no longer an employee of the company.

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

The Level of Salary and Bonus in Proportion to Total Compensation

Because of the commonality of interests among our executives and our stockholders in achieving the sustained, long-term growth of the value of our stock, we seek to keep cash compensation in line with market conditions and, if justified by the Company’s financial performance, place emphasis on the ownership of Company stock and use of stock options as a means of obtaining significantly better than average compensation.  Our efforts to keep cash compensation in line with market conditions to date have been informal and based primarily on discussions with business colleagues in the local marketplace, consultation with a local benefits consulting firm and the review of widely available comparative salary data. We also based our conclusions that our cash compensation was in line with market conditions based on our executives’ prior employment histories with other similar sized companies, in similar responsible positions.  We have not engaged in a practice of formal benchmarking of our executive compensation, but expect to formalize our compensation practices in the future should we be successful in growing our business.  Part of such formalization may take the form of benchmarking.  Because of the significant equity stake or equity incentives that our executives maintain in our Company, we believe their cash compensation and benefits received are modest in comparison to similar sized public companies.

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

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation awarded to, earned by, or paid to our executives during the three months ended December 31, 2013 and the twelve months ended September 30, 2013 and 2012.

		Salary	Bonus	Stock Awards	Option and Warrant Awards	Non-equity Incentive	Change in Pension Value and Non-Qual. Deferred Comp. Earnings	All Other Comp.(1)(4)	Total
Position	Year	($)	($)	($)(2)	($)(2)	($)	($)	($)	($)

Michael McCoy (6)	10/1/13-12/31/13	30,000	-	-	198,311	-	-	1,200	229,511
	10/1/12-9/30/13	276,667	-	-	1,477,495	-	-	10,200	1,764,362
	10/1/11-9/30/12	376,667	400,000	-	1,180,199	-	-	667	1,957,533
Former Chief Executive Officer and Director

William Hernandez (8)	10/1/13-12/31/13	72,493	-	-	151,700	-	-	-	224,193
	10/1/12-9/30/13	306,553	-	-	527,984	-	-	-	834,537
	10/1/11-9/30/12	-	-	-	28,093	-	-	-	28,093
President and Director

Kim Petry (7)	10/1/13-12/31/13	16,298	-	-	7,837	-	-	-	24,135
	10/1/12-9/30/13	147,958	-	-	188,097	-	-	-	336,055
	10/1/11-9/30/12	-	-	-	-	-	-	-	-
Former Chief Financial Officer

Jonathan Shultz (3)	10/1/13-12/31/13	-	-	-	-	-	-	-	-
	10/1/12-9/30/13	68,333	352,692	-	-	-	-	10,200	431,225
	10/1/11-9/30/12	180,000	-	-	-	-	-	7,200	187,200
Former Chief Financial Officer/Secretary/Treasurer

David Horin (9)	10/1/13-12/31/13	-	-	-	6809	-	-	15000	21809
	10/1/12-9/30/13	-	-	-	-	-	-	-	-
	10/1/11-9/30/12	-	-	-	-	-	-	-	-
Chief Financial Officer/Treasurer

James Collas (5)	10/1/13-12/31/13	-	-	-	-	-	-	-	-
	10/1/12-9/30/13	-	-	-	-	-	-	-	-
	10/1/11-9/30/12	186,875	-	-	-	-	-	7,283	194,158
Former President, Former Chief Executive Officer, Former Director, Current Employee and non-officer executive

Alex Minicucci (10)	10/1/13-12/31/13	-	-	-	-	-	-	-	-
	10/1/12-9/30/13	-	-	-	-	-	-	-	-
	10/1/11-9/30/12	-	-	-	-	-	-	-	-
Chief Executive Officer and Director

(1)	Our Company made group life, health, hospitalization and medical plans available for its employees, including the officers listed herein.
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

(4)	Amounts shown include matching contributions to the officers’ 401(k) retirement plans for all years presented.
(5)	Amounts represent full year totals for the year ended September 30, 2012 and September 30, 2013 for Mr. Collas although he resigned as an officer of our Company on April 2011.
(6)
Mr. McCoy’s employment commenced in September 2011 and amounts show here represents the amounts charged to operations through September 30, 2013.  On October 3, 2011, Mr. McCoy was paid his entire first year’s salary totaling $360,000 as per his employment contract.  On July 24, 2012, we amended Mr. McCoy’s employment agreement to provide that Mr. McCoy’s Base Salary shall be increased by $40,000 per year.  On September 13, 2013, we amended Mr. McCoy’s employment agreement to provide that Mr. McCoy’s Base Salary shall be decreased by $280,000 per year.  Mr. McCoy resigned as our Chief Executive Officer on February 11, 2014 and stepped down as the Chairman of the Board of Directors on November 27, 2013.

(7)	Ms. Petry served as our Chief Financial Officer, Secretary and Treasurer from February 19, 2013 to October 28, 2013.
(8)	Mr. Hernandez was appointed as our President on November 12, 2012 and appointed as a Director on January 8, 2013.
(9)	Mr. David Horin was appointed as our Chief Financial Officer and Treasurer on October 28, 2013.
(10)	Mr. Minicucci was appointed as our Chief Executive Officer and Director on February 11, 2014.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the three months ended December 31, 2013 and the twelve months ended September 30, 2013 and 2012.  The option award amounts were calculated in accordance with generally accepted accounting principles concerning share-based payments.

No options or warrants have been exercised by any of the grantees through the date of this period from September 30, 2013 through December 31, 2013.  We have recognized the aggregate grant date fair value of option awards issued in our accompanying statements of operations, computed in accordance with FASB Accounting Stands Codification Topic 718.

None of our directors, executives or employees participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by our Company.  None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by our Company.

Outstanding Equity Awards at December 31, 2013

The following table provides information regarding outstanding equity awards (all in the form of stock options or warrants) to named executives as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael McCoy	606,667	100,000	6.75	8/18/16
	293,333	-	6.45	7/23/17

Jonathan Shultz	200,000	-	7.20	7/16/16
	43,333	76,667	6.30	8/4/16

Kim Petry	66,667	133,333	5.85	2/9/18

Director Compensation

Our directors were compensated for their service on our Board of Directors with warrants to purchase common stock as outlined above. We did not pay any cash considerations to our Directors for their service for the fiscal year ended September 30, 2013. The following table provides information regarding our non-employee director compensation for the twelve months ended September 30, 2013.  There was no compensation for the three months ended December 31, 2013:

Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Isaac Blech (1)	-	-	1,439,631	-	-	-	1,439,631
Patrick Kolenik (2)	-	-	472,345	-	-	$45,000	517,345
Cary Sucoff (3)	-	-	501,205	-	-	$45,000	546,205
Rob DeSantis (4)	-	-	1,111,535	-	-	-	1,111,535
Joseph Proto (5)	-	-	739,537	-	-	-	739,537
Brian Thompson (6)	-	-	377,341	-	-	-	377,341
Jesse Itzler (7)	-	-	377,341	-	-	-	377,341
Ka Cheong Christopher Leong (8)	-	-	145,972	-	-	-	145,972

(1)
Includes warrants to purchase up to 166,667 shares of common stock at an exercise price of $7.67 per share granted on November 1, 2011 and expiring November 1, 2016 and warrants to purchase up to 333,333 shares of common stock at an exercise price of $6.45 per share granted on July 23, 2012.

(2)
Includes warrants to purchase up to 66,667 shares of common stock at an exercise price of $7.20 per share granted on September 21, 2011 and expiring September 21, 2016 and warrants to purchase up to 133,333 shares of common stock at an exercise price of $6.45 per share granted on July 23, 2012.

(3)
Includes warrants to purchase up to 66,667 shares of common stock at an exercise price of $6.30 per share granted on August 4, 2011 and expiring August 4, 2016 and warrants to purchase up to 133,333 shares of common stock at an exercise price of $6.45 per share granted on July 23, 2012.

(4)
Mr. DeSantis resigned from the Board of Directors on January 29, 2014. Includes warrants to purchase up to 666,667 shares of common stock at an exercise price of $6.00 per share granted on March 26, 2012.

(5)
Mr. Proto was appointed as the Chairman of the Board of Directors on November 27, 2013. Includes warrants to purchase up to 200,000 shares of common stock at an exercise price of $6.45 per share granted on July 23, 2012.

(6)
Mr. Thompson resigned from the Board of Directors effective October 1, 2013. Includes warrants to purchase up to 133,333 shares of common stock at an exercise price of $6.45 per share granted on July 23, 2012.

(7)
Mr. Itzler resigned from the Board of Directors effective November 27, 2013. Includes warrants to purchase up to 133,333 shares of common stock at an exercise price of $6.45 per share granted on July 23, 2012.

(8)	Includes warrants to purchase up to 133,333 shares of common stock at an exercise price of $6.90 per share granted on October 29, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of November 7, 2014 (the “SO Date”), we had 18,297,903 shares of common stock outstanding.  Options and warrants exercisable or convertible as of the SO Date or within sixty (60) days thereafter are used in determining each individual’s percentage of shares beneficially owned on the table below. The following table sets forth as of the SO Date, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series C Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Michael McCoy (2)	1,020,000	1.57%
Alex Minicucci (3)	4,275,500	6.60%
Isaac Blech (4)	3,835,000	5.92%
Cary Sucoff (5)	771,428	1.19%
Patrick Kolenik (6)	570,966	0.88%
William Hernandez (7)	617,592	0.95%
Jerold Rubinstein (8)	172,874	0.27%
Joseph Proto (9)	1,342,797	2.07%
Ka Cheong Christopher Leong (10)	2,845,001	4.39%
David Horin (11)	17,500	0.03%

All directors and executive officers as a group	15,468,658	23.88%
(10 persons)

(1)	Unless otherwise noted, the address is c/o SpendSmart Networks, Inc. 2680 Berkshire Parkway, Suite 130, Des Moines, Iowa 50325.
(2)	Amounts include shares of common stock that would result from the exercise of outstanding vested options to purchase 1,020,000 shares of our common stock.
(3)	Amounts include shares of common stock that would result from the exercise of outstanding vested options to purchase 132,500 shares of our common stock.
(4)	Amounts include shares of common stock that would result from the exercise of the vested outstanding options and warrants to purchase 2,335,000 shares of our common stock.
(5)	Amounts include shares of common stock that would result from the exercise of vested outstanding options and warrants to purchase 597,080 shares of our common stock.
(6)	Amounts include shares of common stock that would result from the exercise of vested outstanding options and warrants to purchase 502,633 shares of our common stock.
(7)	Amounts include shares of common stock that would result from the exercise of the vested outstanding options to purchase 590,924 shares of our common stock.
(8)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 172,874 shares of our common stock.
(9)	Amounts include shares of common stock that would result from the exercise of the vested outstanding options and warrants to purchase 1,030,102 shares of our common stock.
(10)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrants/options to purchase 4,982,694 shares of our common stock.
(11)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrants/options to purchase 17,500 shares of our common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions.  Our Company closely reviews transactions between the Company and persons or entities considered to be related parties (collectively “related parties”).  Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our common stock (or an immediate family member of these persons) has a direct or indirect material interest.  Transactions of this nature require the approval of our management and our Board of Directors.  We believe such transactions were at terms comparable to those we could have obtained from unaffiliated third parties.  Since January 1, 2012, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below.

On March 6, 2014, the Company conducted and closed an offering of its Series C Convertible Preferred Stock. Windham-BMP Investment I, LLC (“Windham”) purchased an aggregate of 55,533 shares of Series C Preferred Stock and warrants to purchase 222,132 shares of common stock at an exercise price of $1.10 per share for an aggregate purchase price of $166,599. Mr. Proto, our Chairman, is a general partner of Windham. In addition, Transpac Investments Limited (“Transpac”) purchased an aggregate of 250,000 shares of Series C Preferred Stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.10 per share for an aggregate purchase price of $750,000. Dr. Ka Cheong Christopher Leong, our Director, is the co-founder and President of Transpac.

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

During the twelve months ended September 30, 2011, we entered into subscription agreements with a member of our Board of Directors, Isaac Blech, pursuant to which we issued 1,333,333 shares of our common stock and five-year warrants to purchase up to an additional 1,208,333 shares of our common stock with an exercise price of $6.00 per share, in exchange for gross proceeds totaling $8,000,000.  We also issued warrants to purchase up to a total of 100,000 shares of our common stock with an exercise price of $9.00 per share to Equity Source Partners, LLC (“ESP”), who assisted us in connection with the transactions (these totals do not reflect amounts received in connection with convertible debt described below).  A principal of ESP Cary Sucoff, became a member of our Company’s Board of Directors in May 2011.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Messrs. Blech, Proto, Sucoff, Kolenik, Rubinstein and Leong are the only members of the Board of Directors that are considered independent.

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees during the twelve months ended September 30, 2013 and 2012 for professional services rendered by the predecessor auditors for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports and registration statements (including expenses) totaled $59,243 and $59,243, respectively.  Our audit fees for our 10-K for the twelve months ended September 30, 2013 was $32,000 and the March 31, 2013 and June 30, 2013 10Q’s were $8,000 each and for the three months ended December 31, 2013 were $28,080.

For the amended 10-K/A and amended 10Q’s for the twelve months ended September 30, 2012 and 2011, our Company engaged EisnerAmper LLP and the aggregate fees for professional services rendered was $65,000 for the 10-K/A and $35,000 for the 10Q-A’s.

	For the Three Months Ended	For the Twelve Months Ended
	December 31, 2013	September 30, 2013	September 30, 2013
Audit Fees	$28,080	$122,020	$59,243

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the predecessor auditors or EisnerAmper LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by the predecessor auditors or EisnerAmper LLP for tax compliance, tax advice, and tax planning for the twelve months ending September 30, 2013 and 2012 or for the three months ending December 31, 2013.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the predecessor auditors or EisnerAmper LLP, other than the services reported in items (1) through (3) for the twelve months ending September 30, 2013 and 2012 and for the three months ending December 31, 2013.

(5) Audit Committee

The registrant's Board of Directors, which formerly performed the functions of the Audit Committee prior to its establishment on November 1, 2011, previously approved the predecessor auditor’s performance of services for the audit of the registrant’s annual financial statements for the twelve months ended September 30, 2012 and 2011.  Audit-related fees, tax fees, and all other fees, if any, were also approved by the Board of Directors.

The registrants Audit Committee approved EisnerAmper LLP’s performance of services on for the audit of the registrant’s amended annual financial statements for the twelve months ended September 30, 2012 and 2011 as well as those fees for the period ended September 30, 2013 and for the three months ended December 31, 2013.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement with IdeaEdge, Inc., a California corporation (1)
2.2	Purchase Agreement for VOS Systems, Inc. by Allan Ligi (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.1a	Amendment to Amended and Restated Articles of Incorporation (13)
3.2	Bylaws (3)
3.3	Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (4)
10.2	2007 Equity Incentive Plan (1)
10.10	Change of Control Agreement with Jonathan Shultz dated August 11, 2008(5)
10.25	Investor relations agreement dated February 12, 2010 (6)
10.26	Stock contribution and disposition restriction agreement with Chris Nicolaidis dated February 11, 2010 (6)
10.27	Investor relations agreement with Kay Holdings, Inc. dated May 10, 2010 (7)
10.28	Agreement with Equity Source Partners, LLC dated April 30, 2010 (7)
10.30	Investor relations agreement with Two Eight, Inc. dated April 7, 2010 (7)
10.31	Financial Advisory Services agreement with Iroquois Master Fund Ltd. dated June 24, 2010 (8)
10.32	Investor Relations Agreement with Kay Holdings, Inc. dated December 29, 2010(9)
10.33	Subscription Agreement dated January 19, 2011(10)
10.34	Common Stock Purchase Warrant dated January 19, 2011(10)
10.35	Registration Rights Agreement dated January 19, 2011(10)
10.39	Employment agreement between the Company and James Collas dated January 31, 2011 (11)
10.40	Employment agreement between the Company and Jonathan Shultz dated January 31, 2011(11)
10.43	Agreement and Release between the Company and James P. Collas dated April 26, 2011 (12)
10.46	Warrant Agreement with Mark Sandson dated July 19, 2011 (14)
10.47	Stock Option Modification Agreement with Jonathan Shultz dated July 19, 2011 (14)
10.48	Form of Warrant Agreement with named members of Company’s Board of Directors dated August 4, 2011(15)
10.49	Stock Option Agreement with Jonathan Shultz dated August 4, 2011(15)
10.50	Investor Relations Agreement with SPN Investments, Inc. dated August 5, 2011(15)
10.51	Employment Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.52	Stock Option Agreement with Michael R. McCoy dated September 19, 2011 (16)
10.53	Warrant Agreement with Patrick Kolenik dated September 19, 2011 (16)
10.54	Form of Common Stock Purchase Warrant dated October 21, 2011(17)
10.55	Form of Subscription Agreement dated October 21, 2011 (17)
10.56	Form of Registration Rights Agreement dated October 21, 2011 (17)
10.57	Warrant Agreement with Isaac Blech dated November 1, 2011 (18)
10.58	Form of Common Stock Purchase Warrant dated November 21, 2011(19)
10.59	Form of Subscription Agreement dated November 21, 2011 (19)
10.60	Form of Registration Rights Agreement dated November 21, 2011(19)
10.61	Employment Agreement with Evan Jones dated May 1, 2011 (20)
10.62	Warrant Agreement with Robert DeSantis dated March 26, 2012 (21)
10.63	Amended Employment Agreement with Michael R. McCoy dated July 24, 2012 (22)
10.64	Stock Option Agreement with Michael R. McCoy dated July 24, 2012 (22)
10.65	Warrant Agreement with Isaac Blech dated July 23, 2012 (22)
10.67	Warrant Agreement with Cary Sucoff dated July 23, 2012 (22)
10.68	Warrant Agreement with Joseph Proto dated July 23, 2012 (22)
10.69	Warrant Agreement with Patrick Kolenik dated July 23, 2012 (22)
10.70	Warrant Agreement with Jesse Itzler dated July 23, 2012 (22)
10.71	Warrant Agreement with Dr. Ka Cheong Christopher Leong dated October 29, 2012 (23)
10.72	Employment Agreement with William Hernandez dated November 12, 2012 (24)
10.73	Form of Subscription Agreement (25)
10.74	Form of Common Stock Purchase Warrant (25)
10.75	Form of Registration Rights Agreement (25)
11.1	Statement re Computation of Per Share Earnings (20)
14.1	Code of Business Conduct and Ethics (21)
21.1*	Listing of Subsidiaries (20)
24.1	Power of Attorney (contained in the signature page to this Transition Report on Form 10-K)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report
(1)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed on September 21, 2007
(2)	Incorporated herein by reference to the registrant's Form 8-K filed on October 22, 2007
(3)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2005
(4)	Incorporated herein by reference to the registrant’s Form 8-K filed on June 11, 2008
(5)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 14, 2008
(6)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 12, 2010
(7)	Incorporated herein by reference to the registrant’s Form 10-Q filed on May 14, 2010
(8)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 12, 2010
(9)	Incorporated herein by reference to the registrant’s Form 10-K filed on December 29, 2010
(10)	Incorporated herein by reference to the registrant’s Form 8-K filed on January 19, 2011
(11)	Incorporated herein by reference to the registrant’s Form 10-Q filed on February 1, 2011
(12)	Incorporated herein by reference to the registrant’s Form 8-K filed on April 26, 2011
(13)	Incorporated herein by reference to the registrant’s Form 8-K filed on May 13, 2011
(14)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 21, 2011
(15)	Incorporated herein by reference to the registrant’s Form 10-Q filed on August 10, 2011
(16)	Incorporated herein by reference to the registrant’s Form 8-K filed on September 22, 2011
(17)	Incorporated herein by reference to the registrant’s Form 8-K filed on October 25, 2011
(18)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 4, 2011
(19)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 25, 2011
(20)	Included within the financial statements filed in this Transition Report on Form 10-K
(21)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 10, 2005
(20)	Incorporated by reference to the registrant’s form 10-K filed on December 21, 2011
(21)	Incorporated herein by reference to the registrant’s Form 8-K filed on April 4, 2012
(22)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 27, 2012
(23)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 1, 2012
(24)	Incorporated herein by reference to the registrant’s Form 8-K filed on November 16, 2012
(25)	Incorporated herein by reference to the registrant’s Form 8-K filed on December 6, 2012

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014

SpendSmart Networks Inc., a Delaware corporation

By: /s/ ALEX MINICUCCI
Alex Minicucci, Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

We, the undersigned directors and/or officers of SpendSmart Networks, Inc., a Delaware corporation, hereby severally constitute and appoint Alex Minicucci, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done  that such Transition Report on Form 10-K and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ ALEX MINICUCCI Alex Minicucci	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2014
/s/ WILLIAM HERNANDEZ William Hernandez	President	November 14, 2014
/s/ DAVID HORIN David Horin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 14 2014
/s/ ISAAC BLECH Isaac Blech	Director	November 14, 2014
/s/ CARY SUCOFF Cary Sucoff	Director	November 14, 2014
/s/ PATRICK KOLENIK Patrick Kolenik	Director	November 14, 2014
/S/ JOSEPH PROTO Joseph Proto	Director	November 14, 2014
/s/ KA CHEONG CHRISTOPHER LEONG Ka Cheong Christopher Leong	Director	November 14, 2014
/s/ JEROLD RUBINSTEIN	Director	November 14, 2014
Jerold Rubinstein