Form 10-Q
period 2014-09-30
SPENDSMART NETWORKS, INC.
filed 2014-11-14
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 5, 2014 there were 18,297,903 shares outstanding of the issuer’s common stock, par value $0.001 per share.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of SpendSmart Networks, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-KT and Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.

PART I: Financial Information

Item 1 – Financial Statements

SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,221,875	$497,313
Accounts receivable, net of allowance for doubtful accounts of $45,000	151,545	-
Customer short term notes receivable	474,528	-
Third party short term notes receivable	410,708	-
Amounts on deposit with or due from merchant processor	235,210	201,866
Prepaid insurance	16,212	4,068
Total current assets	4,510,078	703,247
Long-term assets:
Customer long term notes receivable	761,805	-
Property and equipment, net of accumulated depreciation of $84,148 on September 30, 2014 and $49,715 on December 31, 2013	361,889	251
Intangible assets, net of accumulated amortization of $203,388 on September 30, 2014 and $0 on December 31, 2013	3,209,112	-
Goodwill	3,176,569	-
Other assets	10,000	5,700
Total other assets	7,519,375	5,951

TOTAL ASSETS	$12,029,453	$709,198

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$569,824	$921,164
Deferred revenue	618,274	-
Accrued deferred personnel compensation	85,523	231,668
Notes payable, fair value	-	142,089
Deferred acquisition related payable	20,000	-
Derivative liabilities - warrants	54,292	26,505
Total current liabilities	1,347,913	1,321,426

Long-term liabilities:
Deferred acquisition related payable, long-term portion	5,000	-
Earn-out liablity	570,628	-
Total long-term liabilities	575,628	-

Stockholders equity:
Common stock; $0.001 par value; 300,000,000 shares authorized; 17,601,527 and 10,398,527 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	17,601	10,398
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,965,747 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,966	-
Additional paid-in capital	86,786,071	67,905,486
Accumulated deficit	(76,701,726)	(68,528,112)
Total stockholders' equity (deficit)	10,105,912	(612,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,029,453	$709,198
See accompanying notes to unaudited condensed consolidated financial statements.
*Derived from audited financial information.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Mobile Marketing / Licensing	$1,312,078	$-	$3,068,513	$-
Card Processing	185,103	230,245	626,151	772,942
Total revenues	1,497,181	230,245	3,694,664	772,942

Operating expenses (income):
Selling and marketing	350,251	310,604	847,255	963,258
Personnel related	2,596,616	1,703,960	7,474,824	8,424,774
Processing	524,669	403,441	1,686,835	1,404,825
Amortization of intangible assets	77,887	-	203,388	-
General and administrative	513,705	1,382,076	1,670,955	2,232,689
Change in fair value of earn-out liability	(141,371)	-	(37,270)	-
Total operating expenses	3,921,757	3,800,081	11,845,987	13,025,546

Loss from operations	(2,424,576)	(3,569,836)	(8,151,323)	(12,252,604)

Non-operating income (expense):
Interest expense (income), net	(711)	(20)	(447)	2,288
Change in fair value of financial instruments	38,750	41,532	(21,842)	81,398
Total non-operating income	38,039	41,512	(22,289)	83,686
Net loss	$(2,386,537)	$(3,528,324)	$(8,173,612)	$(12,168,918)

Basic and diluted net loss per share	$(0.14)	$(0.35)	$(0.53)	$(1.37)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	16,515,601	10,211,588	15,292,898	8,912,253

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,173,612)	$(12,168,918)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	34,558	3,394
Amortization of intangible asset	203,388	-
Stock-based compensation	4,505,545	6,497,789
Issuance of common stock for services	20,000	1,055,502
Accrued interest income on notes receivable from third party	(708)	-
Change in fair value of financial instruments	21,842	(81,398)
Change in earn-out liability	(37,270)	-
Provision for bad debt	199,087	-

Changes in operating assets and liabilities:
Accounts receivable	(27,826)	-
Customer short term notes receivable	(570,946)	-
Long term notes receivable	(657,967)	-
Deferred revenue	368,477	-
Prepaid insurance	(12,144)	22,052
Other assets	(4,300)	-
Amounts on deposits with or due from merchant processor	(33,345)	(32,230)
Accounts payable and accrued liabilities	(567,663)	(1.833,085)
Accrued deferred personnel compensation	(146,145)	(385,403)
Net cash used in operating activities	(4,879,029)	(6,922,297)

Cash flows from investing activities:
Acquisition of Intellectual Capital Management LLC ("SMS")	(1,000,293)	-
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(375,000)	-
Acquisition of TechXpress Web business	(460,401)	-
Issuance of notes receivable to third party	(410,000)	-
Sale of property and equipment	251	2,505
Payment on long term liabilities (SBA Loans)	(226,522)	-
Purchase of property and equipment	(396,447)	-
Net cash (used in) provided by investing activities	(2,868,412)	2,505

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	10,472,003	-
Net proceeds from exercise of warrants to purchase common stock	-	1,384,973
Net cash provided by financing activities	10,472,003	1,384,973

Net increase (decrease) in cash and cash equivalents	2,724,562	(5,534,819)

Cash and cash equivalents at beginning of the period	497,313	6,605,567
Cash and cash equivalents at end of the period	$3,221,875	$1,070,748

Supplemental disclosure of financing information
The Company had conversion of 333,434 shares of Series C preferred stock into 1,333,736 shares of common stock during the nine months ended September 30, 2014.
The Company had conversion of the two notes payable into 226,655 shares of Series C preferred stock during the nine months ended September 30, 2014.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

On August 27, 2014, the Board of Directors of SpendSmart Networks, Inc. (the “Company”), approved a change to the Company’s year end from September 30th to December 31st, which took effect immediately. Accordingly, the Company's next Annual Report on Form 10-K will be for the year ending December 31, 2014. In accordance with certain rules promulgated under the Securities Exchange Act of 1934, as amended, the Company filed a Transition Report on Form 10-K with the Securities and Exchange Commission on November 14th, 2014.

SpendSmart Networks, Inc., is a Delaware corporation.  Through our subsidiary, SpendSmart Networks, Inc., a California corporation (“SpendSmart-CA”), we bring value added products, payment solutions, and mobile marketing solutions to consumers, merchants, businesses and government organizations.  The Company is a publicly traded company trading on the OTCB under the symbol “SSPC.”  We purchased substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS”) on February 11, 2014.  The accompanying unaudited condensed consolidated financial statements include the accounts of our Company and SpendSmart-CA as well as the Intellectual Capital LLC subsidiary operations from February 12, 2014 through September 30, 2014. All material intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of results to be expected for a full year.

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

2.	Liquidity and Going Concern

For the year ended December 31, 2013, our audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of our Company’s ability to continue as a going concern.  Additionally, we have incurred net losses through September 30, 2014 and have yet to establish profitable operations and cash flows from operations.  These factors among others raised a substantial doubt about our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2014 do not contain any adjustments for this uncertainty.  In response to our Company’s cash needs, in the fourth quarter of 2013 we raised approximately $500,000 in net cash through the issuance of two 7% Convertible Promissory Notes (approximately $250,00 was raised on October 25, 2013 and approximately $250,000 was raised on November 4, 2013).  Warrants to purchase an aggregate 200,000 shares of our common stock at an exercise price of $2.25 per share were also issued with these investments.  In the first quarter of 2014 we raised $10,472,003 in additional cash through the issuance of 4,072,426 shares of Series C convertible preferred stock (raised during four separate tranches on February 11, February 21, March 6, and March 14, 2014).  All amounts raised will be used to fund our investing and operating cash flow needs.

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

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.  The Company will test goodwill impairment at December 31, 2014.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company will evaluate provisions of ASU 2014-15 and its impact on the Company's consolidated financial statements.  Currently there are certain events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

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

4.	Business Combinations

I.	SMS Acquisition

On February 11, 2014, the Company, through its wholly-owned subsidiary, SpendSmart Networks, Inc., acquired substantially all of the assets of Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS”) a Nevada corporation, including but not limited to certain intellectual property and accounts receivable, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of SMS. In consideration of the purchased assets, the Company agreed to issue to SMS five million two hundred and fifty thousand shares of the Company’s common stock and a cash payment of $1.4 million, of which $400,000 has been deferred.  The Company paid $375,000 during the nine months ended September 30, 2014 to the sellers related to this deferment.  $25,000 of this deferment remains outstanding as of September 30, 2014 and will be paid out at $5,000 per quarter over the next five quarters.

The Company also agreed to pay the sellers an earn-out payment relating to fifteen percent of the earnings generated by the SMS after the acquisition and an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS, of up to $2,000,000 in aggregate.  The Company paid $0 during the nine months ended September 30, 2014 related to this earn-out payment.

The fair value of the total consideration at the date of acquisition is as follows:

Consideration Paid
Cash Paid and to be paid - to sellers	$1,400,000
5,250,000 Common Stock issued to SMS	3,313,598
Fair value of earn-out payment	607,798
Total Consideration Paid	$5,321,396

The transaction was accounted for using the acquisition method required by Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration including the fair value of any non-controlling interest on acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed.

On the acquisition date, the fair value of net assets acquired was $5,321,396. The fair value of stock issued to the seller as part of the consideration was based on reference to quoted market values of SSPC stock as of the date of acquisition. We had originally estimated the fair value of the earn-out liability to be $846,785 and then revised the amount to $607,798 upon review of additional information during the measurement period.  The final allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition is as follows:

Accounts receivable, net	$318,708
Identifiable intangible assets	3,242,900
Goodwill	2,458,375
Total assets	6,019,983

Accounts payable and accrued expenses	222,268
Deferred Revenue	249,797
Long-term liabilities (SBA loan)	226,522
Total liabilities	698,587
Net assets acquired	$5,321,396

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates. IP/Technology, Customer Base, and Trademarks are being amortized over ten years using the straight-line method. Amortization expense and accumulated amortization related to intangible assets totaled $77,180 and $202,681 for the three and nine months ended September 30, 2014, respectively. Amortization expense related to intangible assets will be $283,754 for the year ended December 31, 2014, $324,290 for each of the years ended December 31, 2015 through 2023, and $40,536 in the year ended December 31, 2024.

II.	TechXpress Web Acquisition

On September 18, 2014, the Company through its wholly-owned subsidiary SpendSmart Networks, CA, purchased substantially all of the web related assets of TechXpress, Inc. (“TechXpress”), a California corporation, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”). In consideration of the purchased assets, the Company agreed to pay a purchase price consisting of $454,641 in cash and shares of the Company’s common stock, $0.001 par value per share, equal to $438,518, or an aggregate of 596,315 shares of the Company’s common stock (the “Stock Consideration”).

 The preliminary fair value assigned to the total consideration is as follows:

Consideration Paid:
Cash consideration	$454,641
596,315 common stock issued to TechXpress	438,518
Total consideration paid	$893,159

The transaction was accounted for using the acquisition method required by Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration including the fair value of any non-controlling interest on acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed.

On the acquisition date, the fair value of net assets acquired was $893,159. The fair value of stock issued to the seller as part of the consideration was based on reference to quoted market values of SSPC stock as of the date of acquisition.  The preliminary allocation of the total consideration to the fair value of the assets acquired as of the date of the acquisition is as follows:

Accounts receivable, net	$5,758
Identifiable intangible assets	169,600
Goodwill	717,801
Net assets acquired	$893,159

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates.  Amortization expense and accumulated amortization related to intangible assets totaled $707 and $707 for the three and nine months ended September 30, 2014, respectively. Amortization expense related to intangible assets will be $4,947 for the year ended December 31, 2014, $16,960 for each of the years ended December 31, 2015 through 2023, and $12,014 in the year ended December 31, 2024.

III.    Pro forma
The following unaudited pro forma financial information presents results as if the acquisition of SMS Masterminds and the TechXpress Web business had occurred on January 1, 2013 (in thousands):

	Three Months Ended September 30,
(Unaudited)	2014	2013

Total revenue	$1,820	$1,109
Net loss	$(2,636)	$(3,601)

	Nine Months Ended September 30,
(Unaudited)	2014	2013

Total revenue	$3,695	$1,965
Net income (loss)	$(8,174)	$(11,410)

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 30, 2014 and September 30, 2013 include the amortization of the intangible assets purchased in the acquisition.

5.	Short Term Note Receivable

The Company issued a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 to a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and will be matured in four months. For the three months ended September 30, 2014, the Company has recorded $708 of interest income from this Note.

6.	Issuances of Common Stock and Warrants

During the three and nine months ended September 30, 2014, we issued 0 and 22,989 shares of our common stock to a board member, and during the three and nine months ended September 30, 2013, we issued 450,000 and 457,167 shares of our common stock to two vendors in exchange for programming services and other services performed.  In connection with these issuances of shares, we recognized expenses of $0 and $72,000 during the respective 2014 periods and $43,002 and $1,055,502 during the respective 2013 periods.

During the three and nine months ended September 30, 2014, we entered into subscription agreements with accredited investors pursuant to which we issued 0 and 4,072,426 shares of our Series C Convertible Preferred Stock and warrants to purchase 0 and 16,289,704 shares of our common stock, exercisable during the five-year period commencing on the date of issuance at $1.10 per share (the “Warrants”).

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

7.	Fair Value Measurements and Financial Instruments

The Company accounts for certain of our outstanding warrants issued in fiscal 2010 and 2012 (“2010 Warrants” and “2012 Warrants”) as derivative liabilities.

Based on the accounting guidance with regard to 2010 Warrants and 2012 Warrants, management concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature.  Under ASC 815, the Company records the fair value of these warrants (derivatives) on its Condensed Consolidated Balance Sheets, at fair value, with changes in the values reflected in the Condensed Consolidated Statements of Operations as “Change in fair value of instruments”.  Under “Derivative liabilities – warrants”, the 2010 Warrants and 2012 warrants derivative liabilities balance was $38,750 and $26,505 as of September 30, 2014 and December 31, 2013, respectively, in the Condensed Consolidated Balance Sheet.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and require significant judgment or estimation, pricing models, discounted cash flow methodologies, or similar techniques.  ASC 820 further requires that each asset and liability measured at fair value be classified as Level 1, 2, or 3 in its entirety.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  At September 30, 2014 all of the Company’s derivative liabilities and earn-out liabilities were classified as Level 3.

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

The 2010 Warrants and 2012 Warrants contain reset provisions.  The fair value of the warrants issued by the Company in connection with these transactions has been estimated using a Monte Carlo simulation under the following assumptions:

September 30, 2014
Share Price	$1.05
Strike Price	$0.75
Risk-free Rate	0.13%
Volatility (Annual)	67%
Number of Assumed Financings	1
Total Warrants Outstanding	25,703,219
Total Common Shares Outstanding	16,980,787
Time to Maturity (Years)	.87 to 1.15

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liabilities – Warrants and Earn-Out Liability:

December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	26,505	-	-	26,505	26,505
Convertible notes	142,089	-	-	142,089	142,089
	$168,594	$-	$-	$168,594	$168,594

September 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	54,292	-	-	54,292	54,292
	$54,292	$-	$-	$54,292	$54,292

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

Fair Value Measurements Using Level 3 Inputs

	Derivative Liability
	Convertible
	Notes	Warrants	Total
Balance - December 31, 2013	$142,089	26,505	$168,594
Additions during the period	-	-	-
Total Unrealized (gains) or losses include in net loss	(5,945)	100,154	94,209
Settlements during the period	(136,144)	-	(136,144)
Transfers in and/or out of Level 3	-	-	-
Balance - March 31, 2014	$-	126,659	$126,659
Additions during the period	-	-	-
Total Unrealized (gains) or losses include in net loss	-	(33,617)	(33,617)
Settlements during the period	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance - June 30, 2014	$-	93,042	$93,042
Additions during the period	-	-	-
Total Unrealized (gains) or losses include in net loss	-	(38,750)	(38,750)
Settlements during the period	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance - September 30, 2014	$-	54,292	$54,292

Changes in fair value of our Level 3 earn-out liablity as of September 30, 2014 were as follows (in thousands):

Fair Value Measurements Using Level 3 Inputs
	Earn-out
	Liability	Total
Balance - December 31, 2013	$-	$-
Additions during the period	846,885	846,885
Total Unrealized (gains) or losses include in net loss	-	-
Settlements during the period	-	-
Transfers in and/or out of Level 3	-	-
Balance - December 31, 2013	846,885	846,885
Additions during the period	-	-
Total Unrealized (gains) or losses include in net loss	104,101	104,101
Settlements during the period	-	-
Transfers in and/or out of Level 3	-	-
Balance - June 30, 2014	$950,986	$950,986
Reduction as a result of measurement period adjustment	(238,987)	(238,987)
Total Unrealized (gains) or losses include in net loss	(141,371)	(141,371)
Settlements during the period	-	-
Transfers in and/or out of Level 3	-	-
Balance - September 30, 2014	$570,628	$570,628

In connection with the acquisition of SMS Masterminds, Inc. (see Note 1), we entered into an earn-out payment relating to fifteen percent of the earning generated by the SMS after the acquisition and an aditional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS, of up to $2,000,000 in aggregate.

8.	Convertible Promissory Notes

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

9.	Convertible Preferred Stock

Series A Preferred Stock

At September 30, 2014 and December 31, 2013 we had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

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

At September 30, 2014 we had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At September 30, 2014 we had 3,965,647 shares of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.

On February 11, 2014, the Company filed a Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights (the “Certificate of Designations”) of its Series C Convertible Preferred Stock with the Secretary of State of the State of Colorado to amend our articles of incorporation. On March 14, 2014, we filed an amendment to our Certificate of Designation increasing the number of authorized shares of Series C Stock to an aggregate of 4,299,081. The Certificate of Designations sets forth the rights, preferences and privileges of the Series C Preferred Stock. As provided in our articles of incorporation, the filing of the Certificate of Designations was approved by our Board of Directors.  During the quarter ended September 30, 2014, 200,000 shares of Series C Stock voluntarily converted into 800,000 shares of Common Stock under the original terms.  The following is a summary of the rights, privileges and preferences of the Series C Preferred Stock:

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

10.	Stockholders’ Equity

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

Through September 30, 2014, we have outstanding and vested a total of 7,374,667 and 4,214,630, respectively, of incentive and nonqualified stock options granted under the Plans, all of which we have estimated will eventually vest.  All of the options have terms of five years with expiration dates ranging from July 2016 to September 2019.

Stock Option Plans

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

For the three and nine months ended September 30, 2014, we issued 1,163,000 and 5,918,000 options, as follows.  On March 19, 2014, our Company granted options to purchase up to 405,000 shares of our common stock to members of our Board of Directors. The options vest immediately; have an exercise price of $0.87 per share; and expire five years after the date of grant.  Each of the following Board members received 45,000 options each related to this issuance:  Joe Proto, Isaac Blech, Alex Minicucci, William Hernandez, Cary Sucoff, Patrick Kolenik, Chris Leong, Jerold Rubinstein, and Mike McCoy.  The fair value at grant date of these options was $247,939 and the entire amount was expensed during the period ended March 31, 2014.

In addition, the Company granted options to purchase up to 1,850,000 shares of our common stock to members of our Board of Directors on March 19, 2014.  One half of the options vest immediately with the remaining options vesting on the one year anniversary of the grant date; have an exercise price of $0.87 per share; and expire five years after the date of grant.  These options were issued as follows:  Joe Proto received 500,000 options, Isaac Blech received 500,000 options, William Hernandez received 300,000 options, Cary Sucoff received 250,000 options, Patrick Kolenik received 200,000 options, and Mike McCoy received 100,000 options.  The fair value at grant date of these options was $1,068,350 and the amount expensed for the three and nine months ended September 30, 2014 was $139,436 and $583,293, respectively.

In March 2014, our Company granted options to purchase up to 350,000 shares of our common stock to Alex Minicucci. One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $193,925 and the amount expensed for the three and nine months ended September 30, 2014 was $13,923 and $86,426, respectively.

In March 2014, our Company granted options to purchase up to 400,000 shares of our common stock to William Hernandez.  One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $221,629 and the amount expensed for the three and nine months ended September 30, 2014 was $15,912 and $98,773, respectively.

In March 2014, our Company granted options to purchase up to 1,410,000 shares of our common stock, of which 1,370,000 remain outstanding, to twenty-four employees.  The options vest over three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $781,243 and the amount expensed for the three and nine months ended September 30, 2014 was $54,499 and $345,953, respectively.

On August 1, 2014, our Company granted options to purchase up to 900,000 shares of our common stock to our Board of Directors and Chord Advisors. The options vest immediately; have an exercise price of $1.14 per share; and expire five years after the date of grant.  Each of the following Board members received options as follows:  Joe Proto was issued 200,000 shares, Isaac Blech was issued 225,000 shares, Cary Sucoff was issued 175,000 shares, Patrick Kolenik was issued 175,000 shares, and Jerold Rubinstein was issued 100,000 shares, and Chord Advisors was issued 25,000 shares.  The fair value at grant date of these options was $732,146 and the entire amount was expensed during the period ended September 30, 2014.

Warrants

For the period ended September 30, 2014, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase up to 90,668 shares of common stock have expired.  Warrants to purchase up to 3,717,324 shares of common stock remain outstanding at September 30, 2014, of which 3,498,807 have vested.

For the three and nine months ended September 30, 2014, we issued 0 and 16,489,704 warrants to new investors.

From inception through September 30, 2014, we have issued warrants to purchase up to 22,835,591 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 21,985,895 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

The numbers and exercise prices of all options and warrants outstanding at September 30, 2014 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Period
81,978	7.77	4th Qtr, 2014
78,099	7.81	1st Qtr, 2015
10,599	10.02	2nd Qtr, 2015
83,917	3.99	3rd Qtr, 2015
479,245	7.54	4th Qtr, 2015
872,800	7.24	1st Qtr, 2016
961,032	6.41	2nd Qtr, 2016
1,263,960	6.84	3rd Qtr, 2016
521,811	7.78	4th Qtr, 2016
859,749	6.20	1st Qtr, 2017
1,076,476	7.66	2nd Qtr, 2017
1,932,539	6.66	3rd Qtr, 2017
862,339	6.56	4th Qtr, 2017
133,333	1.95	4th Qtr, 2018
22,293,675	1.09	1st Qtr, 2019
270,000	1.15	2nd Qtr, 2019
1,163,000	1.16	3rd Qtr, 2019
133,334	7.05	4th Qtr, 2022
33,077,886

Stock-based Compensation

During the three and nine months ended September 30, 2014, we recognized stock-based compensation expense totaling $1,412,601 and $4,505,546 in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  For purposes of accounting for stock-based compensation, the fair value of each award is estimated on the date of grant (or performance of the contracted services as appropriate) using the Black-Scholes-Merton option pricing model. The following weighted average assumptions were utilized for the calculations of newly issued options and warrants during the nine months ended September 30, 2014:

Expected life (in years)	4.23 years
Weighted average volatility	90.14%
Forfeiture rate	11.43%
Risk-free interest rate	1.41%
Expected dividend rate	0%

At September 30, 2014, the weighted average exercise price of vested options and warrants outstanding (issued in connection with stock-based compensation) was $2.49 per share while the corresponding weighted average remaining contractual period was approximately 42.6 months.  As of September 30, 2014, $2,300,874 of total unrecognized compensation expense related to unvested stock-based compensation is expected to be recognized through September 2018.

11.	Agreements for Services, Officer and Board of Director’s Compensation

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

12.	Segment Reporting

The Company operates in two business segments, Mobile and Prepaid Cards.

The Mobile reportable segment is managed as a single operating segment that provides the following principal sources of revenue:

-service setup
-fees charged to licensees for kiosks
-messaging
-ongoing maintenance
-web development

Total revenue for the Mobile segment for the three and nine month periods ended September 30, 2014 was $1,313,078 and $3,068,513, respectively.

The Prepaid Cards segment is comprised of operating activities related to the selling of prepaid cards. Total revenue for the three month and nine month periods ended September 30, 2014 was $185,103 and $626,151, respectively, which came from monthly maintenance fees, load fees, and other miscellaneous fees.  The expenses relate to the non-capitalizable employee and other costs of developing and marketing the prepaid card platform.

The Corporate Operations is primarily comprised of operating activities related to our accounting, audit, legal, and share based compensation activities.  The majority of these expenses for the three and nine month periods ended September 30, 2014 were related to our share based compensation.

SPENDSMART NETWORKS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company's net revenues and expenses by segment are summarized below:

2014	Mobile	Prepaid Cards	Corporate	Total
Three Months Ended September 30
Total revenues	$1,312,078	185,103	-	$1,497,181
Operating expenses	$1,356,399	846,730	1,718,628	$3,921,757
Operating loss	$(44,321)	(661,627)	(1,718,628)	$(2,424,576)

Nine Months Ended September 30
Total revenues	$3,068,513	626,151	-	$3,694,664
Operating expenses	$3,238,557	2,764,543	5,842,887	$11,845,987
Operating loss	$(170,044)	(2,138,392)	(5,842,887)	$(8,151,323)

2013
Three Months Ended September 30
Total revenues	$-	230,245	-	$230,245
Operating expenses	$-	790,298	3,009,783	$3,800,081
Operating loss	$-	(560,053)	(3,009,783)	$(3,569,836)

Nine Months Ended September 30
Total revenues	$-	772,942	-	$772,942
Operating expenses	$-	3,887,854	9,137,692	$13,025,546
Operating loss	$-	(3,114,912)	(9,137,692)	$(12,252,604)

13. Subsequent Events

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

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, SpendSmart Networks, Inc., a California Corporation (“SpendSmart-CA”).

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

We provide training to each new licensee, wherein they become a “Certified Mastermind” and we guide them through the process of establishing their independent logo, building their exclusive brand, and setting up all the elements of their website and promotional materials. Upon completion of the training process, the licensee is assigned a senior licensee as their “Mentor” who comes to their location for a three-day training and initial sales visit. Upon completion of the initial training, new licensee then begin working with with local merchants in their exclusive territory to sell and support the mobile and loyalty marketing services that they provide.

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

On February 11, 2014, we closed on the acquisition of substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS Masterminds”).  SMS Masterminds is a mobile loyalty solution focused on mobile marketing for small and medium sized businesses.  Upon the completion of substantially all of the assets of the SMS Masterminds this segment represents the largest component of our business,  We anticipate that our product suite will consist of various mobile marketing and merchant kiosk services (through various licensing initiatives), web development, SpendSmart prepaid cards, prepaid program management and card management, and a financial literacy resource center.  On September 18, 2014, we closed on the acquisition of substantially all of the web related assets of TechXpress, Inc. (“TechXpress”).  The TechXpress acquisition will allow us to bring web development services to our current SMS client base.    The results of operations below include SMS Masterminds from February 12 through September 30, 2014.

Business Segments

For presentation purposes, the remainder of “Results of Operations” is presented for the company as a whole including details on all products and expenses rather than on business segment basis. Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the economic environment, customer entry into our market, and overall customer disposable income.  The following provides a summary of our results of operations for the past two years.

Results of Operations

Revenues

Our Company had total revenues of $1,497,181 and $3,694,664for the three and nine months ended September 30, 2014 ($230,245 and $772,942, for the three and nine months ended September 30, 2013).  Revenues consist of SMS Masterminds fees charged to licensees for kiosks, messaging, service setup, and ongoing maintenance.  In addition, we charged our prepaid cardholders customer for monthly maintenance fees, ATM fees, load fees and other insignificant revenues.  We continue to not charge our cardholders for new card initiation fees.  We charge maintenance fees to cardholders on our issued cards (“ICs”) on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements.  Other revenues (currently insignificant) consist primarily of fees associated with optional products or services, which we may offer to consumers during the card activation process.

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

While we are optimistic about the prospects for our SMS Masterminds offerings, there can be no assurance about whether or when they will turn out to be successful or if they will generate sufficient revenues to fund our operations over future periods.

Operating Expenses

In order to better represent our financial results and to make them comparable to leading companies in the prepaid card/mobile marketing industry, we classify our operating expenses into four major categories: 1) selling and marketing; 2) personnel related; 3) processing; and 4) general and administrative expenses.

Selling and marketing expenses

Selling and marketing expenses totaled $350,251 and $847,255 for the three and nine months ended September 30, 2014 ($310,604 and $963,258 for the three and nine months ended September 30, 2013).  This amounted to an increase of $39,649 and a decrease of $116,003 from 2013 to 2014 (12.8% and (12.0%), respectively).  The following is a detail of the significant components of selling and marketing expenses for those periods.

Selling and marketing expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Marketing consulting	$2,462	$24,482	$84,356	$380,422	$(81,894)	$(355,940)	-97.1%	-93.6%
Public relations	14,065	55,278	77,484	238,542	(63,419)	(183,264)	-81.8%	-76.8%
Marketing programs	333,724	767,495	148,764	344,294	184,960	423,201	124.3%	122.9%

Total	$350,251	$847,255	$310,604	$963,258	$39,647	$(116,003)	12.8%	-12.0%

Increases in marketing programs in the most recent quarter over the prior year’s corresponding quarter’s totals were due to increased expenditures for marketing spend in the SMS division. Our levels of direct marketing were increased in the current quarter while we focused more on our account engagement (e.g. increased licensee production).

Personnel related expenses

Personnel related expenses totaled $2,596,616 and $7,474,824 for the three and nine months ended September 30, 2014 ($1,703,960 and $8,424,774 for the three and nine months ended September 30, 2013). This amounted to an increase of $892,656 and a decrease of $949,950 from 2013 to 2014 (52.4% and (11.3)%, respectively).  More significant components of these expenses for the three and nine months ended June 30, 2014 and 2013 were as follows.

Personnel related expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Salaries and wages	$1,086,419	$2,648,102	$423,524	$1,377,915	$662,895	$1,270,187	156.5%	92.2%
Stock based compensation	1,412,601	4,505,545	1,548,074	6,497,789	(135,473)	(1,992,244)	-8.8%	-30.7%
Consulting and outside services	34,821	101,094	39,293	291,170	(4,472)	(190,076)	-11.4%	-65.3%
Other	62,775	220,083	(306,931)	257,900	369,706	(37,817)	-120.5%	-14.7%

Total	$2,596,616	$7,474,824	$1,703,960	$8,424,774	$892,656	$(949,950)	52.4%	-11.3%

Overall increases in personnel related expenses reflected the addition of the SMS division offset by a reduction of employees and consultants over the prior year.  Stock based compensation was significantly lower due to fewer option and warrant grants vested in the curren year. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $524,669 and $1,686,835 for the three and nine months ended September 30, 2014 ($403,441 and $1,404,825 for the three and nine months ended September 30, 2013).  This resulted in an increase of $121,228 and $282,010, respectively, from 2013 to 2014 (30.0% and 20.1%, respectively). More significant components of these expenses for the three and nine months ended June 30, 2014 and 2013 were as follows.

Processing expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Card processing/creation	$102,848	$528,249	$96,940	$272,757	$5,908	$255,492	6.1%	93.7%
Settlement reversal	-	(220,707)	-	-	-	(220,707)	N/A	N/A
Account holder communications	4,147	24,538	4,049	27,921	98	(3,383)	2.4%	-12.1%
Merchant credit card fees	57,313	160,262	64,225	199,113	(6,912)	(38,851)	-10.8%	-19.5%
Contracted software development	80,994	420,210	194,190	761,321	(113,196)	(341,111)	-58.3%	-44.8%
Customer service	29,760	92,580	37,949	113,373	(8,189)	(20,793)	-21.6%	-18.3%
Other	249,607	681,703	6,088	30,340	243,519	651,363	4000.0%	2146.9%

	$524,669	$1,686,835	$403,441	$1,404,825	$121,228	$282,010	30.0%	20.1%

Increases in processing expenses were the result of a our SMS acquisition.  Our plan is to continue to reduce our costs on a per account basis over time.  Customer service costs were reduced due to our bringing some of the customer service function in house (with the related personnel expense included in salaries and wages above).

Amortization of intangible assets

Amortization of intangible assets expenses totaled $77,887 and $203,388 for the three and nine months ended September 30, 2014 ($0 for the three and nine months ended September 30, 2013).  This resulted in an increase of $77,887 and $203,388, respectively, from 2013 to 2014.

General and administrative expenses

General and administrative expenses totaled $513,706 and $1,670,955 for the three and nine months ended September 30, 2014 ($1,382,076 and $2,232,689 for the three and nine months ended September 30, 2013).  This resulted in an increase of $868,371 and $561,734, respectively, from 2013 to 2014 (62.8% and 25.2%, respectively).  The following is a detail of the significant components of general and administrative expenses for the respective periods.

General and administrative expenses
	Fiscal 2014		Fiscal 2013		Dollar Change		Percentage Change
	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date	Quarter 3	Year to Date

Accounting	$33,359	$120,802	$81,020	$130,429	$(47,661)	$(9,627)	-58.8%	-7.4%
Insurance	64,348	157,761	68,248	175,468	(3,900)	(17,707)	-5.7%	-10.1%
Investor relations / board related	50,058	260,628	1,037,700	1,164,558	(987,642)	(903,930)	-95.2%	-77.6%
Legal fees - general counsel	118,082	415,397	112,989	352,601	5,093	62,796	4.5%	17.8%
Rent	39,014	121,728	22,008	54,183	17,006	67,545	77.3%	124.7%
Travel and lodging related	56,805	184,091	19,075	100,558	37,730	83,533	197.8%	83.1%
Telecommunications	5,425	28,238	10,659	45,623	(5,234)	(17,385)	-49.1%	-38.1%
Bad Debt	69,445	199,087	-	-	69,445	199,087	N/A	N/A
Other	77,169	183,223	30,377	209,269	46,792	(26,046)	154.0%	-12.4%

Total	$513,705	$1,670,955	$1,382,076	$2,232,689	$(868,371)	$(561,734)	-62.8%	-25.2%

Overall increases in accounting, legal, bad debt, and travel related costs were the result of additional professional expenses related to the SMS acquisition.

Earn-out liability expense

Earn-out liability expenses totaled ($141,371) and ($37,270) for the three and nine months ended September 30, 2014 ($0 for the three and nine months ended September 30, 2013).  We recorded the change in earn-out liability due to our updated operating assumpions in the underying valuation from June 30, 2014 to September 30, 2014.

Total operating expenses

Total operating expenses for the three and nine months ended September 30, 2014 and 2013, were $3,921,757 and $11,845,987, respectively ($3,800,081 and $13,025,546 for the three and nine months ended September 30, 2013).  The change in operating expenses of $121,676 and ($1,179,559) respectively (3.2%) and (9.1%), respectively, in percentage terms) over the previous comparable periods were noted in the previous sections.  Included in the total operating expenses were noncash expenses (from stock based compensation) totaling $4,505,545 and $6,497,789 for the nine months ended September 30, 2014 and 2013, respectively.

Nonoperating Income and Expense

We recognized a gain and loss from the change in the fair value of financial instruments of $38,750 and ($21,842), respectively, for the three and nine months ended September 30, 2014, respectively, compared to gains of $41,532 and $81,398, respectively, for the comparable periods in 2013.

For the three and nine months ended September 30, 2014, net interest expense totaled $711 and $447 ($20 and ($2,288), respectively for the three and nine months ended September 30, 2013).

Net Loss and Net Loss per Share

For the three and nine months ended September 30, 2014, our net loss totaled $2,386,537 and $8,173,612 ($3,528,324 and $12,168,918 for the three and nine months ended September 30, 2013).  Our basic and diluted net loss per share was $0.14 and $0.53 for the three and nine months ended September 30, 2014 (a loss of $0.35 and $1.37 for the three and nine months ended September 30, 2013).  Common stock equivalents and outstanding options and warrants were not included in the calculations due to their anti-dilutive effects.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity (accompanied by warrants to purchase shares of our common stock) and in prior years with the issuance of notes payable.  At September 30, 2014, our total assets were $12,029,453, while we had working capital of $3,162,165.  Total liabilities were $1,923,541 ($1,347,913 of which were current) and our stockholders’ equity totaled $10,105,912.

We raised $10,472,003 in net proceeds from our equity raise during the first quarter 2014.

Our cash and cash equivalents balance at September 30, 2014 totaled $3,221,875.  During the nine months ended September 30, 2014, positive cash flows resulted from financing and investing activities of $7,603,591, offset by negative cash flows from operating activities totaling $4,879,029.

Plan of Operations

With the acquisition of substantially all of the assets of SMS Masterminds, we have added additional staff to meet the needs of our business over the next twelve months.  We expect however to continue to cut costs based on the shared infrastructure of combining our two businesses.  We expect that our greatest cost to be incurred during 2014 will be in the area of customer account acquisition, marketing, and building our infrastructure.

Going Concern

As noted above (and by our independent registered public accounting firm in its report on our consolidated financial statements as of and for the year ended December 31, 2013), there exists substantial doubt about our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements do not contain any adjustments related to the outcome of this uncertainty.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We continually evaluate our estimates and judgments and we base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances.  Materially different results can occur as circumstances change and additional information becomes known. There were no changes in our critical accounting policies during 2014.

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

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.   On August 19, 2013, after consulting with the Company’s Audit Committee, management concluded it had incorrectly calculated its historical volatility for the fiscal years ended September 30, 2012 and 2011.  The error also impacted the three and nine months ended June 30, 2012 interim periods.  The error specifically related to an excel spreadsheet calculation whereby it was calculating a volatility that was significantly higher than it should have been.  The historical volatility is a key assumption and driver in determining the valuation of the company’s stock based compensation and derivative liabilities.  The aforementioned errors constitute a material weakness over financial reporting and therefore the Company did not maintain effective internal control over financial reporting as of September 30, 2012.  The control environment that existed at September 30, 2012 continued to exist through September 30, 2014.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2014, we concluded that we did not maintain effective control over financial reporting related to the classification and reporting of certain financial instruments.  No changes were made during the period, however we are in process of remediating.  Prior remediations that we undertook and put in place were as follows:

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

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF THE TECHXPRESS WEB BUSINESS.

Part of our growth strategy was the consummation of the acquisition of substantially all of the web assets of TechXpress. The TechXpress transaction involved a number of risks and presented financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired assets; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities in the proposed transaction.

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

On January 1, 2014, SMS Masterminds was named in a potential class-action lawsuit filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff’s lawsuit has sought the certification of a class, though as of the date of this Quarterly Report on Form 10-Q such class certification has not been approved by the court. Specifically, the complaint alleges that SMS Masterminds sent unsolicited text messages to the plaintiff and other recipients without the prior express invitation or permission of the recipients and such plaintiff is now seeking unspecified monetary damages, injunctive relief, costs and attorneys’ fees.  SMS Masterminds filed its motion for summary judgment in June.  The briefing on the motion concluded on August 5th.  Plaintiff made numerous requests for discovery prior to filing his opposition to our motion and repeated these requests in his opposition.   The hearing on the motion took place September 17th.  The Court granted Plaintiff a brief window to conduct discovery limited to the issues raised in our motion for summary judgment.  Class discovery remains stayed.  We expect discovery to be completed by December at which point SMS Masterminds will renew its motion for summary judgment.  We believe Plaintiff’s allegations have no merit and will continue to vigorously defend against Plaintiff’s claims.  Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time. These and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

Financial Risks

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT OUR COMPANY WILL CONTINUE AS A GOING CONCERN.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the years ended December 31, 2013 and 2012.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

The SpendSmart Networks, Inc., a Delaware corporation

By: /s/ ALEX MINICUCCI
       Alex Minicucci, Chief Executive Officer

November 14, 2014

By: /s/ DAVID HORIN
       David Horin, Chief Financial Officer

November 14, 2014

Exhibit Index

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by President
32.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
*	Filed as an exhibit to this report