Form 10-K
period 2014-12-31
SPENDSMART NETWORKS, INC.
filed 2015-04-03
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to _______________.

Commission file number: 000-27145

SPENDSMART NETWORKS, INC.
(f/k/a The SpendSmart Payments Company)
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0756798
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Aerovista Pkwy, Suite 205
San Luis Obispo California	93401
(Address and of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 541-8398

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
(1) Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity on March 25, 2015 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $.75) was approximately $13,857,581. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At March 25, 2015, there were 18,476,774 shares outstanding of the issuer’s common stock, par value $0.001 per share.

SPENDSMART NETWORKS, INC.

-i-

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

-ii-

PART I

Item 1 - Business

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", “SpendSmart”, “SpendSmart Networks, Inc.”, and the "Company" means SpendSmart Networks, Inc., a Delaware corporation, its wholly-owned subsidiary SpendSmart Networks, Inc., a California corporation or their management.

Current Business & Strategy

Through our Mobile and Loyalty Marketing programs and proprietary website building software, we provide proprietary loyalty systems and a suite of digital engagement and marketing services that help local merchants build relationships with consumers and drive revenues. These services are implemented and supported both internally and by a vast network of certified digital marketing specialists, aka “Certified Masterminds,” who drive revenue and consumer relationships for merchants via loyalty programs, custom websites, social media engagement, mobile marketing, mobile commerce and financial tools, such as reward systems. We enter into licensing agreements for our proprietary loyalty marketing solutions and custom website building tools with “Certified Masterminds” which sell and support the technology in their respective markets. Our products aim to make Consumers’ dollars go further when they spend it with merchants in the SpendSmart network of merchants, as they receive exclusive deals, earn rewards and ultimately build a connection with their favorite merchants.

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

Mobile and Loyalty Marketing Division

On February 11, 2014, we acquired substantially all of the assets of Intellectual Capital Management, LLC dba “SMS Masterminds.” As part of this transaction, Alex Minicucci was appointed the company’s Chief Executive Officer. Upon the completion of the acquisition, we developed our Mobile and Loyalty Marketing Division. SMS Masterminds is a turnkey mobile loyalty solution focused on delivering mobile and loyalty marketing services for small and medium sized businesses. SMS Mastermind’s business is composed of multiple revenue components including set up fees and recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services. We expect to offer a “SpendSmart Network” of services and products to enhance and support all of our merchant partners’ businesses.

Our mobile loyalty solution is focused on mobile marketing for small and medium sized businesses. Our proprietary loyalty marketing solution is licensed to “certified Masterminds” to sell and support the technology in their respective markets. This technology consists of our loyalty and mobile marketing platforms and proprietary website development tools. The licensee sets up and deploys an appropriate loyalty solution customized for the merchant they are servicing. As SMS messages are sent out, revenues are generated on both the licensee and SpendSmart side.

We enter into licensing agreements with licensees that seek to utilize our proprietary loyalty and mobile marketing platforms and website development tools. Typically, our licensing agreements provide for a term of two years, and provide the licensee with an exclusive territory designation.  As part of the initial setup fee that is paid by the licensee to us, they receive access to our support and training services and materials, as well as loyalty kiosks. In some cases, we provide an in house financing option that allows the licensee to finance part of the cost of the initial setup fee over a period of up to two years.

We provide training to each new licensee, wherein they become a “Certified Mastermind” and we guide them through the process of establishing their independent logo, building their exclusive brand, and setting up all the elements of their website and promotional materials. Upon completion of the training process, the licensee is assigned a senior licensee as their “Mentor” who comes to their location for a three-day training and initial sales visit. Upon completion of the initial training, new licensees then begin working with with local merchants in their exclusive territory to sell and support the mobile and loyalty marketing services and website development services that they provide.

In addition to our introductory training program, our licensees have access to an online forum and knowledge base, and the ability to interface with various in house resources for needs related to merchant account management and support, as well as sales and business development.

Card Division & Pre-Paid Program Management and Platform

On November 26, 2014, in an effort to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, the Company decided to begin a wind down of the operations of its Card Division. All Card Division related operations ceased on or about January 26, 2015. The Company is corresponding with its customers to effect an orderly wind down of its operations. The Company will maintain certain card customer data for five (5) years. The Card Division consisted of our pre-paid card programs and our pre-paid program management and platform. The pre-paid card program included our general purpose card and our SpendSmart MasterCard Teen Prepaid Card.

TechXpress Acquisition

On September 18, 2014, we purchased substantially all of the web related assets of TechXpress, Inc. (“TechXpress”), a California corporation. TechXpress provides personalized website, eCommerce and mobile app development services, as well as web marketing tools and analytics. We anticipate that we will integrate these solutions with our existing loyalty program offerings as well as utilize these resources to launch a website development platform and license.

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

Financial Model

Our Mobile and Loyalty Marketing and website development programs provide for multiple revenue components including set up fees and recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.

We employ outside consultants to handle overflow development work on our proprietary software platforms, marketing services, legal and other specific business functions when needed.  While we intend to restrict the number of new employees we add to our Company’s workforce, we believe that new personnel will be necessary in the future in the areas of project management, software programming, operations, accounting, sales and administration.

Barriers to Entry

Our Company has applied for patents in connection with our Mobile and Loyalty Marketing program and its related uses and planned future features.  We believe that the business processes in connection with our Mobile and Loyalty Marketing program are original to our Company; however we may discover that others have patent claims of which we are currently unaware.   Should we be successful in obtaining the grant of the patents under application and should we be successful in countering any challenges to their validity that might emerge, the lifetime of the granted patents would be twenty years.  Should the patent applications in question be approved, it could give us a cost advantage from the license fees that future potential competitors would be required to pay as well as revenues from said license fees.  There can be no assurance however that we will be successful in receiving such a patent or successful in countering any challenges thereto.

Competitive Business Conditions

The market for loyalty and mobile marketing services is large, growing and highly competitive.  We have identified a number of providers of loyalty and mobile marketing related products and services.

Spot On is a provider of a loyalty rewards platform that utilizes a touchscreen tablet to digitize a punch card type loyalty program. At this time Spot appears to be privately held, but well financed. They are based in California. They do not appear at this time to have any kind of text based marketing component to their offering, but instead focus on digitizing the punch card experience and delivering messaging to consumers via email. Spot On does not at this time have any localized representation or support, instead they rely on selling and supporting nationally over the phone and via their website.

BellyCard is a provider of loyalty rewards platforms directly to merchants utilizing a touchscreen tablet to digitize the punch card type loyalty program. They claim to have a total of ten thousand merchants located in the US.. They utilize an iPad device as their touchscreen interface and have robust customer analytics engine that the merchant can utilize to understand trends in their business. They do not at this time provide any texting capability and do not have localized support or sales teams. They instead rely on national support and an outsourced phone sales team.

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

Risks Related to Our Business

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing our Products as well as in our acquisition of substantially all of the assets of SMS Masterminds. We anticipate incurring additional expenses relating to customer account acquisitions, marketing, and building our infrastructure. We closed our offering of our Series C Preferred Stock on March 14, 2014, which resulted in net proceeds of approximately $10,500,000 in the aggregate. If we fail to achieve sufficient revenues and gross margin with our Products, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increased more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

WE FACE COMPETITION FROM OTHER MOBILE AND LOYALTY SYSTEMS.

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

WE HAVE LIMITED RESOURCES TO DEVELOP OUR PRODUCT OFFERINGS.

Our ability to successfully access the capital markets at the same time that our Company has required funding for the development and marketing of our product offerings is challenging.  This has caused and will likely continue to cause us to restrict funding of the development of our products and to favor the development of one product offering over the other based on their relative estimated potentials for commercial success as evaluated by our management.  We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our current focus is our Mobile and Loyalty Marketing program.  The failure of this program to be commercially successful would substantially harm our business and results of operations.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.  Furthermore, in the future we may determine that it is in the best interest of our Company to severely curtail, license, jointly develop with a third party or sell one of our product offerings, which may be on terms which limit the revenue potential of the product offering to our Company.

WE RELY ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS THAT ARE SPECIFIC TO OUR BUSINESS SUCH AS CELLULAR SERVICE PROVIDERS, INTERNET SERVICE PROVIDERS, PROGRAMMERS, AND SOCIAL NETWORKS.

We will be dependent on other companies to provide necessary products and services in connection with key elements of our business. Any interruption in our ability to utilize these services, or comparable quality replacements would severely harm our business and results of operations.  Should any of these adverse contingencies result, they could substantially harm our business and results of operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. We could face more stringent Telephone Consumer Protection Act regulations, as well as more stringent compliance with which could be expensive and time consuming. Changes in laws and regulations governing the way our products and services are sold or in the way those laws and regulations are interpreted or enforced could adversely affect our ability to distribute our products and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of merchants and subscribers, which in turn could materially and adversely impact our operations.

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

OUR BUSINESS COULD SUFFER IF THERE IS A DECLINE IN THE USE OF SMS SERVICES OR THERE ARE ADVERSE DEVELOPMENTS WITH RESPECT TO THE SMS SERVICES INDUSTRY IN GENERAL.

As the mobile services industry evolves, consumers may find SMS services to be less attractive than other mobile messaging and communication services. Consumers might not use SMS services if less expensive services and technologies are offered.  If consumer acceptance of SMS services as a form of communication does not continue to develop or develops more slowly than expected or if there is a shift form of mobile communications it could have a material adverse effect on our financial position and results of operations.

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

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY SURROUNDING OUR SMS MESSAGING, WEB TOOLS, WEBSITE BUILDING TOOLS AND PREPAID CARDS IS UNCERTAIN.

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

WE ARE DEPENDENT UPON CONSUMER TASTES WITH RESPECT TO PREFERRED METHODS OF MOBILE COMMUNICATION FOR THE SUCCESS OF OUR PRODUCTS AND SERVICES.

Our product offerings’ acceptance by consumers and their consequent generation of revenues will depend upon a variety of unpredictable factors, including:

•	Public taste, which is always subject to change;

•	The quantity and popularity of other communication platforms; and

•	The fact that the sales methods chosen for the products and services we market may be ineffective.

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

THE MOBILE ADVERTISING MARKET MAY DETERIORATE OR DEVELOP MORE SLOWLY THAN EXPECTED, WHICH COULD HARM OUR BUSINESS.

Advertising on mobile connected devices is an emerging industry sector. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or internet advertising such banner ads.  Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than expected, we may not be able to increase our revenue.

SMS MASTERMINDS IS ONE OF THE DEFENDANTS NAMED IN A POTENTIAL CLASS-ACTION LAWSUIT FILED IN THE UNITED STATES DISTRICT COURT EASTERN DISTRICT OF NEW YORK RELATING TO ALLEGED VIOLATIONS OF THE TELEPHONE CONSUMER PROTECTION ACT.

On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff’s lawsuit has sought the certification of a class, though as of the date of this Annual Report on Form 10-K such class certification has not been approved by the court. Specifically, the complaint alleges that SMS Masterminds sent unsolicited text messages to the plaintiff and other recipients without the prior express invitation or permission of the recipients and such plaintiff is now seeking unspecified monetary damages, injunctive relief, costs and attorneys’ fees.  SMS Masterminds filed its motion for summary judgment in June.  The briefing on the motion concluded on August 5th.  Plaintiff made numerous requests for discovery prior to filing his opposition to our motion and repeated these requests in his opposition.   The hearing on the motion took place September 17th .  The Court granted Plaintiff a brief window to conduct discovery limited to the issues raised in our motion for summary judgment and that discovery has been completed. Class discovery remains stayed.  We expect to renew our motion for summary judgment in early 2015.  We believe Plaintiff’s allegations have no merit and will continue to vigorously defend against Plaintiff’s claims.  Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time. These and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

MOBILE CONNECTED DEVICE USERS MAY CHOOSE NOT TO ALLOW ADVERTISING ON THEIR DEVICES.

The success of our mobile marketing business model depends on our ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device's location or data collected when device users view an advertisement or video or when they click on or otherwise engage with an advertisement. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from our platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate revenue.

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

OUR SALES EFFORTS WITH LICENSEES REQUIRES SIGNIFICANT TIME AND EXPENSE.

Attracting new licensees requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing current relationships. Further, it may be difficult for our licensees to identify, engage and market to potential merchant clients who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. Furthermore, many merchant’s purchasing and design decisions typically require input from multiple internal constituencies.

The novelty of our services and our business model often requires us to spend substantial time and effort educating potential licensees about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time-consuming. If we are not successful in streamlining our sales processes with licensees or successfully assisting licensees in selling to merchants, our ability to grow our business may be adversely affected.

IF WE CANNOT INCREASE THE CAPACITY OF OUR MOBILE ADVERTISING TECHNOLOGY PLATFORM TO MEET MERCHANT OR DEVICE USER DEMAND, OUR BUSINESS WILL BE HARMED.

We must be able to continue to increase the capacity of our technology platform in order to support substantial increases in the number of merchants and device users, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery for our mobile advertising campaigns. If we are unable to efficiently and effectively increase the scale of our mobile advertising platform to support and manage a substantial increase in the number of merchants and mobile device users, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging mobile advertising formats or services preferred by advertisers, we may be unable to obtain new advertising clients or may lose existing advertising clients, and in either case our revenue could decline.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS AND CAUSE US TO LOSE ADVERTISER CLIENTS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our own internal systems, which are utilized to send messages, and monitor the performance of advertising campaigns. Our revenue depends on the technological ability of our platform to deliver ads. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users' responses to ads, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.

ACTIVITIES OF LICENSEES OR MERCHANTS COULD DAMAGE OUR REPUTATION OR GIVE RISE TO LEGAL CLAIMS AGAINST US.

A merchant’s promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of a licensee or merchant to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads it delivers if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from licensees that ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in a communication, and although we are normally indemnified by the licensees, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of its services or otherwise expend significant resources.

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

IF A PORTION OF OUR BUSINESS MODEL IS DEEMED TO BE A FRANCHISE OUR BUSINESS COULD BE INTERUPTED.

Although our business model related to the Mobile and Loyalty Program is based upon a license, we cannot guarantee that any state’s franchise department will not find our model to be a franchise and require a transition to said model with possible associated penalties, fees, costs, and business delays and interruptions.

OUR BUSINESS PRACTICES WITH RESPECT TO DATA MAY GIVE RISE TO LIABILITIES OR REPUTATIONAL HARM AS A RESULT OF GOVERNMENTAL REGULATION, LEGAL REQUIREMENTS OR INDUSTRY STANDARDS RELATING TO CONSUMER PRIVACY AND DATA PROTECTION.

In the course of providing services, we transmit and store information related to mobile devices and the ads we place with that user's consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile marketing platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. From time to time, there are several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. These proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability.

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

Financial Risks

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT OUR COMPANY WILL CONTINUE AS A GOING CONCERN.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the years ended December 31, 2014 and 2013.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our articles of incorporation and bylaws as well as an indemnification agreement also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

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

Item 1B. – Unresolved Staff Comments.

Not applicable.

Item 2 –Properties

Our corporate offices were previously located at 6190 Cornerstone Court, Suite 216, San Diego California 92121, where we leased approximately 3,100 square feet of office space.  The monthly rental payments for the facility were approximately $2,695 plus common area maintenance charges.  We closed our San Diego offices on July 17, 2013, however we had lease payment obligations remaining through June, 2014.  Our corporate offices are now located in San Luis Obispo, CA, where we lease approximately 5,000 square feet of office space.  The monthly payment is approximately, $10,572, including association and common area maintenance charges.  We also have offices in Des Moines, IA, where we lease approximately 500 square feet of office space.  The monthly payments for the facility are approximately $600, including common area maintenance charges.  We believe our facilities are in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of any ultimate liability from such claims cannot be determined.  On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit titled Telford v. Intellectual Capital, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff’s lawsuit has sought the certification of a class, though as of the date of this Annual Report on Form 10-K such class certification has not been approved by the court. We believe Plaintiff’s allegations have no merit and will continue to vigorously defend against Plaintiff’s claims. The Company has filed its motion for summary judgment and the hearing date is June 10, 2015.  There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.  Our Company was involved in an arbitration with our previous processor but we have since agreed to a settlement of such arbitration.  The agreed upon settlement amount had been accrued at December 31, 2013 and was paid on February 13, 2014.

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

	High	Low

Year ended December 31, 2014
First Quarter	$1.59	$0.71
Second Quarter	$3.34	$1.00
Third Quarter	$1.65	$1.01
Fourth Quarter	$1.20	$0.73

Year ended December 31, 2013
First Quarter	$6.30	$4.50
Second Quarter	$6.75	$2.25
Third Quarter	$2.73	$0.76
Fourth Quarter	$2.04	$0.91

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

Holders of Record

As of March 25, 2015, 18,476,774 shares of our common stock were issued and outstanding, and held by approximately 2,000 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2014 with respect to compensation plans under which our common stock is authorized for issuance.

On January 8, 2013, our Board of Directors approved the adoption of our 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by our shareholders on February 15, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 10,000,000 shares of the common stock of our Company.  On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Networks, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan has been approved by our shareholders.  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 266.666 shares of the common stock of our Company.  The table below sets forth information as of December 31, 2014 with respect to our 2007 Plan, 2011 Plan, and 2013 Plan:

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. See “FORWARD LOOKING STATEMENTS” paragraph above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, SpendSmart Networks, Inc.-CA and the consolidated results of the company. The Company purchased SpendSmart Networks, Inc.-CA on October 16, 2007.  On February 11, 2014, we acquired substantially all of the assets of Intellectual Capital Management, LC, dba “SMS Masterminds”. As a result of the SMS Masterminds asset acquisition as well as the retention of our new Chief Executive Officer, the company is a national full-service mobile and loyalty marketing agency that offers a means for small and large business owners alike to better connect with their consumers. Through our mobile and loyalty marketing programs and proprietary website building software, the company provides proprietary loyalty systems and a suite of digital engagement and marketing services that help local merchants build relationships with consumers and drive revenues. These services are sold, implemented and supported both internally and by a vast network of certified digital marketing specialists, aka “Certified Masterminds,” who drive revenue and consumer relationships for merchants via loyalty programs, custom websites, social media engagement, mobile marketing, mobile commerce and financial tools, such as reward systems. We enter into licensing agreements for our proprietary loyalty and mobile marketing solutions and custom website building tools with “Certified Masterminds” which sell and support the technology in their respective markets. We provide extensive training materials, best practice guides and other resources to our licensees. The licensees also utilize loyalty kiosks provided to their merchants. The loyalty kiosks are tablet devices set up in physical retail locations where Consumers can enter their mobile phone number to “opt-in” to receive notifications from the merchant.

We generate revenues primarily in the form of set up fees, recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for our support services.  Set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.

In November 2014, we began winding down our prepaid card product offerings.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

The Company had total revenues of $4,036,196 for the year ended December 31, 2014  and $0 for the year ended December 31, 2013.

Our revenues increased $4,036,196 over the prior year due to our acquisition of SMS and TechXpress

Comparison of Operating Expenses for the Years Ended December 31, 2014 and December 31, 2013

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2014 totaled $753,466 and $0 for the year ended December 31, 2013. This was an increase of $753,466 from 2013 to 2014.  Increases in marketing programs were due to our SMS acquisition during the first quarter 2014 and marketing spend to bring more brand awareness to our products.

Personnel related expenses

Personnel related expenses totaled $7,316,885 during the year ended December 31, 2014 and $4,866,233 for the year ended December 31, 2013. This amounted to an increase of $2,487,365 or a 51.1% increase from 2013 to 2014.  Overall increases in personnel related expenses reflected the acquisition of SMS during the first quarter and TechXpress during the third quarter of 2014. Stock based compensation was significantly higher due to option and warrant grants made to directors and executive officers (and in prior periods that vested in the current year). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $1,048,377 for the year ended December 31, 2014 ($0 for the year ended December 31, 2013). This resulted in an increase of $1,048,377 compared to  2013. Increases in processing expenses were the result of our SMS acquisition during the first quarter 2014

Amortization of intangible assets

Amortization of intangible assets totaled $288,700 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013, respectively.  This resulted in an increase of $288,700 from 2013 to 2014.  The amount for our SMS acquisition was $283,754 and the TechXpress acquisition was $4,946 for 2014.

General and administrative expenses

General and administrative expenses totaled $2,144,740 for the year ended December 31, 2014 and $2,545,074 for the year ended December 31, 2013. This resulted in a decrease of $400,334 or 15.7% from 2013 to 2014.  We had decreases in investor relations consulting during the year offset by increases in rent, legal, and accounting expenses due to our SMS and TechXpress acquisitions

Bad debt expense

Bad debt expenses totaled $686,641 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013.  We recorded bad debt writeoffs due to non-performing accounts in our SMS division.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $13,582 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Years Ended December 31, 2014 and December 31, 2013

For the years ended December 31, 2014 and 2013, net interest income totaled $1,466 and $4,153, respectively.

During the year ended December 31, 2014, we recognized a loss from the change in the fair value of derivative liabilities of $14,759 (and a gain of $352,588 in 2013). These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges.

Comparison of Discontinued Operations for the Years Ended December 31, 2014 and December 31, 2013

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, the Company decided to begin a wind down of the operations of its Card Division.  We have classified this as discontinued operations.  For the years ended December 31, 2014 and 2013, the net loss from discontinued operations totaled $3,983,107 and $7,033,406, respectively.

Comparison of Net Loss and Net Loss per Share for the Years Ended December 31, 2014 and December 31, 2013

For the years ended December 31, 2014 and 2013, our net loss was $8,205,256 and $7,062,872, respectively. Our basic and diluted net loss per share was $.51 and $.78 for the twelve months ended December 31, 2014 and December 31, 2013, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Liquidity and Capital Resources for the Years Ended December 31, 2014 and December 31, 2013

We have primarily financed our operations to date through the sale of unregistered equity. At December 31, 2014, our total current assets were $2,294,010. Total current liabilities were $1,196,586 long-term liabilities were $594,216, and our stockholders’ equity totaled $7,369,922. Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants) totaling $47,209. These liabilities represent the fair value of the warrants. Any future settlement of these securities could result either: (1) upon their expiration unexercised; or (2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not effected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

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

Our cash and cash equivalents balance at December 31, 2014 totaled $1,242,155.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the two-year period ended December 31, 2014), there exists substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

With the exception of employment agreements, lease agreements, and the endorsement agreement described elsewhere herein, we have no outstanding contractual obligations through the date of this report that are not cancellable at our Company’s option.

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

Revenue Recognition

We generate revenues primarily in the form of set up fees, recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for our support services.  Set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.  Our 2014 revenue of $4,036,196 is net of $425,500 in reserves associated with set-up fees that hadn’t been realized per our revenue recognition policy as of December 31, 2014.

We recognize revenues when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the products or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	the collection of the related fees is probable.

Signed agreements are used as evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software via a username and password. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We do offer extended payment terms with regards to the setup fee with typical terms of payment due between one and three years from delivery of license. We assess collectability of the set-up fee based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

When contracts contain multiple elements wherein vendor specific objective evidence ("VSOE") exists for all undelivered elements and the services, if any, are not essential to the functionality of the delivered elements, we account for the delivered elements in accordance with the "Residual Method." Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the license and continuing through the end of the contract term.

License arrangements may also include set-up fees such as website development, delivery of tablets, professional services and training services, which are typically delivered within 90 days of the contract term. In determining whether set-up fee revenues should be accounted for separately from license revenues, we evaluate whether the set-up fees are considered essential to the functionality of the license using factors such as the nature of our products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the license fee. Substantially all of our set-up fee arrangements are recognized as the services are performed. VSOE of fair value of set-up fees is based upon stand-alone sales of those services. Payments received in advance of services performed are deferred and recognized when the related services are performed.

We do not offer refunds and therefore have not recorded any sales return allowance for any of the periods presented. Upon a periodic review of outstanding accounts receivable under the extended payment terms, amounts that are not being paid timely are deemed to be uncollectible and are written off against the allowance for doubtful accounts.

Deferred revenue consists substantially of amounts invoiced in advance of revenue recognition for our products and services described above. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.

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

Recent Accounting Pronouncements

The FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is proposed to be effective for fiscal years beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheets and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheets and results of operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Item 8 – Financial Statements

SPENDSMART NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SpendSmart Networks, Inc.

We have audited the accompanying consolidated balance sheets of SpendSmart Networks, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and redeemable preferred and common stock (not classified as equity), and cash flows for each of the years ended December 31, 2014 and 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpendSmart Networks, Inc. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has recurring net losses since inception and has yet to establish a profitable operation. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey
April 3, 2015

SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets
	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,242,155	$497,313
Accounts receivable, net of allowance for doubtful accounts of $188,527	155,786	-
Customer short term notes receivable, net of allownace for doubtful accounts of $286,571	473,846	-
Third party short term notes receivable	416,133	-
Prepaid insurance	6,090	4,067
Total current assets	2,294,010	501,380

Long-term assets:
Customer long term notes receivable, net of allowance for doubtful accounts of $349,954	678,851	-
Property and equipment, net of accumulated depreciation of $83,854 on December 31, 2014	581,124	-
Intangible assets, net of accumulated amortization of $288,700 on December 31, 2014	3,097,700	-
Goodwill	3,202,276	-
Other assets	30,000	-
Total long-term assets	7,589,951	-

Other assets held for sale:	145,903	207,818

TOTAL ASSETS	$10,029,864	$709,198

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$337,673	$67,403
Deferred revenue	791,704	-
Notes payable, fair value	-	142,089
Deferred acquisition related payable	20,000	-
Derivative liabilities - warrants	47,209	26,505
Total current liabilities	1,196,586	235,997

Long-term liabilities:
Earn-out liablity	594,216	-
Total long-term liabilities	594,216	-

Other liabilities held for sale:	869,140	1,085,429

Total liabilities	2,659,942	1,321,426

Stockholders equity (deficit):
Common stock; $0.001 par value; 300,000,000 shares authorized; 18,435,239 and 10,398,527 shares issued and outstanding as of December 31, 2014 and December 30, 2013, respectively	18,435	10,398
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,757,229 and 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	3,757	-
Additional paid-in capital	88,064,205	67,905,486
Accumulated deficit	(80,716,475)	(68,528,112)
Total stockholders' equity (deficit)	7,369,922	(612,228)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,029,864	$709,198

See accompanying notes to consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations

	For the years ended December 31,
	2014	2013
Revenues:
Mobile Marketing / Licensing	$4,036,196	$-
Total revenues	4,036,196	-

Operating expenses (income):
Selling and marketing	753,466	-
Personnel related	7,316,885	4,866,233
Processing	1,048,377	-
Amortization of intangible assets	288,700	-
General and administrative	2,144,740	2,545,074
Bad debt	686,641	-
Change in fair value of earn-out liability	(13,582)	-
Total operating expenses	12,225,227	7,411,307

Loss from operations	(8,189,031)	(7,411,307)

Non-operating income (expense):
Net interest income	(1,466)	(4,153)
Change in fair value of financial instruments	(14,759)	352,588
Total non-operating income (loss)	(16,225)	348,435

Net loss from continuing operations	(8,205,256)	(7,062,872)

Discontinued operations:
Loss from discontinued operations	(3,983,107)	(7,033,406)

Net loss	$(12,188,363)	$(14,096,278)

Basic and diluted net loss per share
Net loss from continuing operatoins	$(0.51)	$(0.78)
Loss from discontinued operations	$(0.25)	$(0.78)
Basic and diluted net loss per share	$(0.76)	$(1.56)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	16,052,990	9,015,046
The accompanying notes are an integral part of these consolidated financial statements.

SPENDSMART NETWORKS, INC.
Statements of Changes in Stockholders' Deficiency and Redeemable Preferred and Common Stock (not classified as equity)
For the years ended December 31, 2014 and December 31, 2013

	Series B Preferred Stock		Redeemable Common Stock (not classified as equity)		Series C Preferred Stock		Series A Preferred Stock		Common Stock (classified as equity)		Additional Paid-In Capital		Total Stockholders' Deficit
												Accumulated Deficit
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance as of December 31, 2012	10,165	$ 8,656,892	1,699,415	$ 2,777,433	-	$ -	353	$ -	5,860,313	$ 5,860	$ 37,365,044	$ (54,431,834)	$ (17,060,930)
Series A Preferred Stock Conversion	-	-	-	-	-	-	(353)	-	7,121	7	(7)	-	-
Common Shares (reclassify from convertible common stock)	-	-	(1,699,415)	(2,777,433)	-	-	-	-	1,699,415	1,699	2,775,734	-	2,777,433
Series B (reclassify from convertible preferred stock)	(10,165)	(8,656,892)	-	-	-	-	-	-	1,694,167	1,694	8,655,198	-	8,656,892
Reverse stock split shares and par value change	-	-	-	-	-	-	-	-	165	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	474,806	475	1,107,027	-	1,107,502
Exercise of warrants to purchase common stock	-	-	-	-	-	-	-	-	662,540	663	1,384,309	-	1,384,972
Reclassification of derivative liabilities	-	-	-	-	-	-	-	-	-	-	8,852,085	-	8,852,085
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	-	-	7,766,096	-	7,766,096
Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,096,278)	(14,096,278)
Balance as of December 31, 2013	-	-	-	-	-	-	-	-	10,398,527	10,398	67,905,486	(68,528,112)	(612,228)
SMS acquisition	-	-	-	-	-	-	-	-	5,250,000	5,250	3,308,348	-	3,313,598
TechXpress acquisition	-	-	-	-	-	-	-	-	596,315	596	437,922	-	438,518
Issuance of Series C Preferredredeemable common and preferred stock and warrants for cash, net	-	-	-	-	4,072,426	4,072	-	-	-	-	10,467,931	-	10,472,003
Conversions of notes payable to preferred stock	-	-	-	-	226,655	227	-	-	-	-	141,862	-	142,089
Conversions of preferred stock to common stock	-	-	-	-	(541,852)	(542)	-	-	2,167,408	2,168	(1,626)	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	22,989	23	19,977	-	20,000
Stock based compensation from stock options and warrants	-	-	-	-	-	-	-	-	-	-	5,784,305	-	5,784,305
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,188,363)	(12,188,363)
Balance as of December 31, 2014	-	$ -	-	$ -	3,757,229	$ 3,757	-	$ -	18,435,239	$ 18,435	$ 88,064,205	$ (80,716,475)	$ 7,369,922

SPENDSMART NETWORKS, INC.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,188,363)	$(14,096,278)
Less: Loss from discontinued operations	(3,983,107)	(7,033,406)
Net loss from continuing operations	(8,205,256)	(7,062,872)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	83,854	-
Amortization of intangible asset	288,700	-
Stock-based compensation	5,784,305	7,766,096
Issuance of common stock for services	20,000	1,107,502
Change in fair value of financial instruments	14,759	(352,588)
Accrued interest income on notes receivable from third party	(6,133)
Change in earn-out liability	(13,582)	-
Provision for bad debt	686,641	-
Changes in operating assets and liabilities:
Accounts receivable	(19,847)	-
Customer short term notes receivable	(698,103)	-
Customer long term notes receivable	(952,708)	-
Deferred revenue	541,907	-
Prepaid insurance	(2,023)	34,256
Other assets	(30,000)	-
Accounts payable and accrued liabilities	53,947	(11,854)
Net cash used in operating activities from continuing operations	(2,453,539)	1,480,540
Net cash used in discontinued operations	(4,137,481)	(9,476,271)
Net cash used in operating activities	(6,591,020)	(7,995,731)

Cash flows from investing activities:
Acquisition of Intellectual Capital Management LLC ("SMS")	(1,000,000)	-
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(380,000)	-
Capitalized software	(283,080)	-
Short term notes receivable from third party	(410,000)	-
Acquisition of TechXpress Web business	(454,641)	-
Sale of property and equipment	251	2,505
Payment on long term liabilities (SBA Loans)	(226,522)	-
Purchase of property and equipment	(382,149)	-
Net cash used in investing activities from continuing operations	(3,136,141)	2,505
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(3,136,141)	2,505

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	10,472,003	-
Net proceeds from exercise of warrants to purchase common stock	-	1,384,972
Proceeds from issuance of convertible debt	-	500,000
Net cash provided by financing activities from continuing operations	10,472,003	1,884,972
Net cash used in discontinued operations	-	-
Net cash used in financing activities	10,472,003	1,884,972

Net increase (decrease) in cash and cash equivalents	744,842	(6,108,254)

Cash and cash equivalents at beginning of the year	497,313	6,605,567
Cash and cash equivalents at end of the year	$1,242,155	$497,313

The Company had conversion of 541,852 shares of Series C preferred stock into 1,333,736 shares of common stock during the year ended December 31, 2014.
The Company had conversion of the two notes payable into 226,655 shares of Series C preferred stock during the year ended December 31, 2014.
The Company issued 5,250,000 shares of common stock as part of of the SMS acquisition and 596,315 shares of common stock as part of the TechXpress acquisition during the year ended December 31, 2014.

See accompanying notes to the consolidated financial statements.

SPENDSMART NETWORKS, INC.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Going Concern

The Company is a Delaware corporation. Through the subsidiary incorporated in the state of California, SpendSmart Networks, Inc. (“SpendSmart-CA”), the Company provides proprietary loyalty systems and a suite of digital engagement and marketing servers through our Mobile and Loyalty Marketing programs and proprietary website building software that help local merchants build relationships with consumers and drive revenues. The Company is a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying audited consolidated financial statements include the accounts of the Company and SpendSmart-CA as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

As of December 31, 2014, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through December 31, 2014 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. The Company’s audited consolidated financial statements as of and for the periods ended December 31, 2014 do not contain any adjustments for this uncertainty.

The Company also currently plans to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However there can be no assurance that we will be successful in consummating such financing. This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

In June 2014, the Company changed its name to SpendSmart Networks, Inc. and SpendSmart Payments Company-CA changed its name to SpendSmart Networks, Inc.

2.	Discontinued Operations

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, the Company decided to begin a wind down of the operations of its Card Division. All Card Division related operations ceased on January 26, 2015. The Company corresponded with its customers to affect an orderly wind down of its operations.

As a result of the sale, the Consolidated  Financial Statements and related Notes for the periods  presented  herein reflect the Card Division as a discontinued operation.

Operating results of discontinued operations were as follows:

	For the years ended December 31,
	2014	2013

Revenues:	770,890	999,992

Selling and Marketing	196,646	1,168,035
Personnel	2,910,284	5,295,232
Processing	1,647,067	1,570,131
Total operating expenses	4,753,997	8,033,398

Net loss from discontinued operations	3,983,107	7,033,406

Assets and liabilities of discontinued operations were as follows:

	December 31,
	2014	2013
Other assets as held for sale:
Amounts due from credit cards:	$145,903	$207,818
Total assets	145,903	207,818

Other liabilities as held for sale:
Accrued personnel comp:	$284,231	$231,668
Accounts Payable	$573,124	$841,976
Deferred Revenue	$11,785	$11,785
Total liabilities	869,140	1,085,429

Net liabilities of discontinued operations:	$723,237	$877,611

3.	Summary of Significant Accounting Policies

Loans Receivable and Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. Loans and accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time loan and accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off loans and accounts receivable when they become uncollectible.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets, the valuation allowance related to the Company's deferred tax assets, the allowance for doubtful accounts related and notes and accounts receivable and the fair value of stock options and warrants granted to employees, consultants, directors, investors and placement agents.

Revenue Recognition

We generate revenues primarily in the form of set up fees, license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for our support services.  Set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.

We recognize revenues when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the products or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	the collection of the related fees is probable.

Signed agreements are used as evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We do offer extended payment terms with regards to the setup fee with typical terms of payment due between one and three years from delivery of license. We assess collectability of the set-up fee based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

When contracts contain multiple elements wherein vendor specific objective evidence ("VSOE") exists for all undelivered elements and the services, if any, are not essential to the functionality of the delivered elements, we account for the delivered elements in accordance with the "Residual Method." Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the license and continuing through the end of the contract term.

License arrangements may also include set-up fees such as website development, delivery of tablets, professional services and training services, which are typically delivered within 90 days of the contract term. In determining whether set-up fee revenues should be accounted for separately from license revenues, we evaluate whether the set-up fees are considered essential to the functionality of the license using factors such as the nature of our products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the license fee. Substantially all of our set-up fee arrangements are recognized as the services are performed. VSOE of fair value of set-up fees is based upon stand-alone sales of those services. Payments received in advance of services performed are deferred and recognized when the related services are performed.

We do not offer refunds and therefore have not recorded any sales return allowance for any of the periods presented. Upon a periodic review of outstanding accounts and notes receivable, amounts that are deemed to be uncollectible are written off against the allowance for doubtful accounts.

Deferred revenue consists substantially of amounts invoiced in advance of revenue recognition for our products and services described above. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the years ended December 31, 2014 and 2013 was $58,225 and $0, respectively.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized $283,080 in software for the year ended December 31, 2014.  Software depreciation expense for the years ended December 31, 2014 and 2013 was $25,629 and $0, respectively.

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

Derivatives

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $47,209 and $26,505 as of December 31, 2014 and 2013, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital.

The Company recognized a loss of $14,759 and a gain of $352,588 in the fair value of derivatives for the years ended December 31, 2014 and 2013, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company’s common stock decreases and will record expense when the value of the Company’s stock increases. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of December 31, 2014 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the transactions has been estimated using a Monte Carlo simulation.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2014 and 2013 is as follows:
Date of Valuation	December 31, 2014	December 31, 2013
Stock Price	1.00	0.91
Volatility (Annual)	66% to 67%	70% to 72%
Number of assumed financings	1	1
Number of anti-dilutive warrants	129,167	159,167
Total warrants outstanding	23,933,927	7,977,990
Total shares outstanding	18,435,239	10,398,527
Strike Price	0.75	2.25
Risk-free Rate	0.21%	0.33%
Maturity Date	8/13/15 to 11/24/15	1/24/14 to 11/24/15
Expected Life	.62 to .90 years	.48 to 1.90 years

During 2013, the Company elected the fair value option for notes payable as this option better matches the changes in fair value of notes payable. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument.

At December 31, 2014 and 2013, the estimated fair values of the liabilities measured on a recurring basis are as follows:
		Fair Value Measurements at December 31, 2014:

	Carrying Value
		Level 1	Level 2	Level 3
Financial Assets
Earn-out liability	594,216	-	-	594,216
Derivative liability - warrants	$47,209	$-	$-	$47,209
Total securities	$641,425	$-	$-	$641,425

		Fair Value Measurements at December 31, 2013:

	Carrying Value
		Level 1	Level 2	Level 3
Financial Assets
Note payable, fair value	$142,089	$-	$-	$142,089
Derivative liability - warrants	$26,505	$-	$-	$26,505
Total securities	$168,594	$-	$0	$168,594

The following tables present the activity for Level 3 liabilities for the years ended December 31, 2014 and 2013:

	Fair Value Measurement Using Significant Unobservable Inputs
	(Level 3)
	Warrant Derivative Liabilities	Conversion Notes
Beginning balance at December 31, 2013	$26,505	$142,089
Additions during the year	-	-
Total unrealized (gains) or losses included in net loss	20,704	(5,945)
Transfers in and/or out of Level 3	-	(136,144)
Ending balance at December 31, 2014	$47,209	$-

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Warrant Derivative Liabilities	Conversion Notes
Beginning balance at December 31, 2012	$8,873,267	$-
Additions during the year	(8)	382,000
Total unrealized (gains) or losses included in net loss	(112,669)	(239,911)
Transfers in and/or out of Level 3	(8,734,085)	-
Ending balance at December 31, 2013	$26,505	$142,089

Changes in fair value of our Level 3 earn-out liability for the years ended December 31, 2014 and 2013 were as follows:
Fair Value Measurements Using Level 3 Inputs

	Liability	Total
Balance - December 31, 2013	$-	$-
Additions during the period	607,798	607,798
Total Unrealized (gains) or losses include in net loss	(13,582)	(13,582)
Balance - December 31, 2014	$594,216	$594,216

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash. Advertising expenses from continuing operation (primarily in the form of Internet direct marketing) totaled $227,349 and $0 for the years ended December 31, 2014 and 2013, respectively.

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

The Company was involved in a disagreement with our incumbent processor.  Our Company was involved in an arbitration with our previous processor but we have since agreed to a settlement of such arbitration. The agreed upon settlement amount had been accrued at December 31, 2013 and was paid on February 13, 2014.

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.  The Company tested goodwill impairment at December 31, 2014 and concluded that goodwill was not impaired.

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

Recently Issued Accounting Pronouncements

The FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is proposed to be effective for fiscal years beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheets and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheets and results of operations.

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

Segments

The Company operates in one reportable segment now due to the discontinuance of our Card Division. On November 26, 2014, the Company decided to wind down the operations of the Card Division and focus on its Mobile and Loyalty Marketing Division in an effort to reduce expenses and focus its resources elsewhere.
Accordingly, no segment disclosures have been presented herein.

4.  Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of December 31, 2013, the Company expected the amount of any potentially uncollectible receivables to be insignificant; therefore, no allowance for doubtful accounts had been determined necessary by management. As of December 31, 2014, the Company has recorded an allowance for doubtful accounts of $825,052.

Long-term receivables relate to notes receivable from the financing of set-up and license fees.  Initial set up and licensing fees are $22,500 and clients typically contribute cash upfront of 20% and the remaining 80% is financed over a 3 year term.

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  We charge interest rates on our notes receivable averaging 14% which approximates a fair value.  We recorded approximately $89,000 in interest for the year ended December 31, 2014.

The allowance for doubtful accounts on long-term receivables is the Company's best estimate of the amount of probable credit losses related to the Company's existing note receivables.  The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, internal assessments of credit quality and the economic conditions in the business subprime industry, as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.  The Company determines the allowance for doubtful accounts related to notes receivable based upon a reserve for known collection issues, as well as a reserve based upon aging, both of which are based upon history of such losses and current economic conditions. Based upon the Company's methodology, the notes receivable balances with reserves and the reserves associated with those balances are as follows:

	December 31, 2014
	Gross Notes Receivable		Reserve		Net Notes Receivable
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$756,488	$1,028,805	$286,571	$349,954	$469,917	$678,851

	December 31, 2014
	Gross Accounts Receivable		Reserve		Net Accounts Receivable
	Current		Current		Current
Accounts Receivable	$342,304		$188,527		$153,777

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term	Current	Long-Term
Balance at December 31, 2013	$-	$-	$-	$-
Incremental Provision	$286,571	$349,954	$188,527	$-
Recoveries	$-	$-	$-	$-
Charge offs	$-	$-	$-	$-
Balance at December 31, 2014	$286,571	$349,954	$188,527	$-

The allowance for doubtful accounts as a percentage of total receivables was approximately 39% as of December 31, 2014.

5.  Business Combinations

SMS Acquisition

On February 11, 2014, the Company, through its wholly-owned subsidiary, SpendSmart Networks, Inc., acquired substantially all of the assets of Intellectual Capital Management, Inc., d/b/a SMS Masterminds (“SMS Masterminds”) a Nevada corporation, including but not limited to certain intellectual property and accounts receivable, pursuant to the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of SMS Masterminds. In consideration of the purchased assets, the Company agreed to issue to SMS Masterminds five million two hundred and fifty thousand shares of the Company’s common stock and a cash payment of $1.4 million, of which $400,000 has been deferred.  The Company paid $380,000 during the year ended December 31, 2014 to the sellers related to this deferment.  $20,000 of this deferment remains outstanding as of December 31, 2014 and will be paid out at $5,000 per quarter over the next four quarters.

The Company also agreed to pay the sellers an earn-out payment relating to fifteen percent of the earnings generated by SMS Masterminds after the acquisition and an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS Masterminds, of up to $2,000,000 in aggregate.  The Company paid $0 during the year ended December 31, 2014 related to this earn-out payment.

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

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates. IP/Technology, Customer Base, and Trademarks are being amortized over ten years using the straight-line method. Amortization expense related to intangible assets was $283,754 for the year ended December 31, 2014 and will  be $324,290 for each of the years ended December 31, 2015 through 2023 and $40,536 in the year ended December 31, 2024.

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

 The final fair value assigned to the total consideration is as follows:

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

On the acquisition date, the fair value of net assets acquired was $893,159. The fair value of stock issued to the seller as part of the consideration was based on reference to quoted market values of SSPC stock as of the date of acquisition.  The final allocation of the total consideration to the fair value of the assets acquired as of the date of the acquisition is as follows:

Accounts receivable, net	$5,758
Identifiable intangible assets	143,500
Goodwill	743,901
Net assets acquired	$893,159

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates.  Amortization expense related to intangible assets was $4,947 for the year ended December 31, 2014 and will be $14,350 for each of the years ended December 31, 2015 through 2023 and $10,165 in the year ended December 31, 2024.

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of SMS Masterminds and the TechXpress Web business had occurred on January 1, 2013 (in thousands):
	Year Ended December 31,
(Unaudited)	2014	2013

Total revenue	$5,862	$4,964
Net income (loss)	$(12,107)	$(13,164)

For purposes of the pro forma disclosures above, the primary adjustments for the years ended December 31, 2014 and 2013 include the amortization of the intangible assets purchased in the acquisition.

6.  Short Term Note Receivable

The Company issued a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 to a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and will be matured in four months. For the year ended December 31, 2014, the Company has recorded $6,133 of interest income from this Note.  $90,000 of the principal amount was paid during first quarter of 2015 with the remainder expected to be paid in early second quarter 2015.

7.  Redeemable Preferred Stock

In 2012, the Company entered into subscription agreements with accredited investors pursuant to which we issued a total of 10,165 shares of our Series B Preferred Stock (convertible into 1,694,167 shares of the Company’s Common Stock), and five year warrants to purchase up to an additional 1,111,042 shares of our Common Stock at exercise prices ranging between $7.50 and $9.00 per share, in exchange for gross and net proceeds totaling approximately $10,165,000 and $9,219,461, respectively. The Series B Convertible Preferred Stock automatically converted to common stock on January 19, 2013 as in accordance with the registration statement. In aggregate 10,165 outstanding shares of the Series B Stock automatically converted into 1,694,167 common shares.

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

The Company elected the fair value option for notes payable as this option better matches the changes in fair value of notes payable. The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The Company recognized a $239,911 net change in fair value of financial instruments the consolidated statements of operations in 2013.  On February 11, 2014, the holders of the Promissory Notes converted their holdings into 226,655 shares of Series C Preferred.

9.  Common Stock and Warrants

Common stock

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

During the year ended December 31, 2014, the company issued 22,989 shares of common stock, at $.87 per share, and the Company recognized expense of $20,000 for services rendered.

During the year ended December 31, 2013, the company issued 474,806 shares of common stock, at $2.33 per share, and the Company recognized expense of $1,107,562 for services rendered.

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

In recompense for services performed on our behalf, we issued warrants to purchase up to 138,333 shares of our common stock during the year ended December 31, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $2.00 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 5,000 shares at $2.00 to our CFO (Chord Advisors, LLC).  The expense recorded for in 2013 for both of these items was $29,452.  Warrants to purchase up to 150,000 shares of common stock have expired.  Warrants to purchase up to 3,881,325 shares of common stock remain outstanding at December 31, 2013, of which 3,279,367 have vested.

Through December 31, 2014, we have also issued warrants to purchase up to 4,917,276 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 4,096,665 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

10.	Convertible Preferred Stock

Series A Preferred Stock

At December 31, 2014 and 2013 we had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

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

At December 31, 2014 and 2013 we had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At December 31, 2014 and 2013, we had 3,757,229 and 0 shares, respectively, of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  We issued 4,299,081 shares of Series C Stock and had conversions of 541,852 shares for the year ended December 31, 2014.

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

11.	Agreements for services, officer and Board of Directors’ compensation

In connection with the celebrity endorsement agreement (dated November 20, 2012), the Company made payments to two entities associated with a member of our Board of Directors, Jesse Itzler. Expenses related to these payments totaled $115,000 and $728,405 during the year ended December 31, 2013.

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

12.	Agreements with former officers

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
Effective December 31, 2014, William Hernandez-Ellsworth resigned from his position as a director of SpendSmart Networks, Inc. (the “Company”). Mr. Hernandez-Ellsworth’s departure from the Board was not the result of any disagreements with the Company.

Effective as of January 26, 2015 (the “Effective Date”), William Hernandez-Ellsworth resigned from his position as President of SpendSmart Networks, Inc. (the “Company”). Mr. Hernandez-Ellsworth’s departure from his position as President was not the result of any disagreements with the Company.

In conjunction with Mr. Hernandez-Ellsworth’s resignation, on January 29, 2015 the Company entered into an Agreement with Mr. Hernandez-Ellsworth (the “Agreement”). Pursuant to the Agreement, and in conjunction with the closing of the Company’s card business, Mr. Hernandez-Ellsworth shall remain employed by the Company, on an as needed basis, for a one year term commencing on the Effective Date and shall be paid an annual salary of $120,000. Additionally, Mr. Hernandez-Ellsworth will: (i) be permitted to participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to employees of the Company; (ii) shall have 50,000 unvested shares of Non-Qualified Stock Options issued on March 19, 2014, and 112,500 unvested shares of Incentive Stock Options issued on March 21, 2014 (the “Incentive Stock Option”), become fully vested; and (iii) the provisions in Mr. Hernandez-Ellsworth Incentive Option that requires he exercise all vested and unexercised options within ninety (90) days of his departure from the Company shall be deleted and shall no longer apply. The Agreement also contains customary confidentiality and non-solicitation provisions.

12.	Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the year ended December 31, 2014 and 2013 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the twelve months ended December 31,

	2014	2013
Common stock options	8,807,667	1,566,667
Investor warrants	21,920,064	4,096,665
Compensation warrants	2,013,858	3,881,325
Excluded potentially dilutive securities	32,741,589	9,544,657

13.	Stockholder’s equity

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

At December 31, 2014 and 2013, we have outstanding a total of 8,807,666 and 1,566,667, respectively, of incentive and nonqualified stock options granted under the 2013 Plan, 2011 Plan, and the 2007 Plan, all of which (for the purpose of computing stock based compensation) we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from July 2016 to November 2019.

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

For the year ended December 31, 2014, we issued 8,541,000 options, as follows.  On March 19, 2014, our Company granted options to purchase up to 405,000 shares of our common stock to members of our Board of Directors. The options vest immediately; have an exercise price of $0.87 per share; and expire five years after the date of grant.  Each of the following Board members received 45,000 options each related to this issuance:  Joe Proto, Isaac Blech, Alex Minicucci, William Hernandez, Cary Sucoff, Patrick Kolenik, Chris Leong, Jerold Rubinstein, and Mike McCoy.  The fair value at grant date of these options was $247,939 and the entire amount was expensed in 2014.

In addition, the Company granted options to purchase up to 1,850,000 shares of our common stock to members of our Board of Directors on March 19, 2014.  One half of the options vest immediately with the remaining options vesting on the one year anniversary of the grant date; have an exercise price of $0.87 per share; and expire five years after the date of grant.  These options were issued as follows:  Joe Proto received 500,000 options, Isaac Blech received 500,000 options, William Hernandez received 300,000 options, Cary Sucoff received 250,000 options, Patrick Kolenik received 200,000 options, and Mike McCoy received 100,000 options.  The fair value at grant date of these options was $1,068,350 and the amount expensed in 2014 was $1,001,489.

In March 2014, our Company granted options to purchase up to 350,000 shares of our common stock to Alex Minicucci. One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $193,925 and the amount expensed for in 2014 was $100,168.

In March 2014, our Company granted options to purchase up to 400,000 shares of our common stock to William Hernandez.  One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $221,629 and the amount expensed in 2014 was $114,478.

In March 2014, our Company granted options to purchase up to 1,410,000 shares of our common stock, of which 1,370,000 remain outstanding, to twenty-four employees.  The options vest over three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $781,243 and the amount expensed in 2014 was $403,534.

On August 1, 2014, our Company granted options to purchase up to 900,000 shares of our common stock to our Board of Directors and Chord Advisors. The options vest immediately; have an exercise price of $1.14 per share; and expire five years after the date of grant.  Each of the following Board members received options as follows:  Joe Proto was issued 200,000 shares, Isaac Blech was issued 225,000 shares, Cary Sucoff was issued 175,000 shares, Patrick Kolenik was issued 175,000 shares, and Jerold Rubinstein was issued 100,000 shares, and Chord Advisors was issued 25,000 shares.  The fair value at grant date of these options was $617,760 and the entire amount was expensed in 2014.

In November 2014, the Company canceled 1,000,000 in outstanding Director stock options (and 1,695,374 in warrants) and issued the Directors 1,828,000 in replacement stock options. The replacement stock options have an exercise price equal to $1.15, a term of 5 years and a provision that allows for the exercise of these options only if the stock trades above $1.75 for 5 business days or upon a change of control. The cancellation and reissuance of these stock options was treated as a modification under ASC 718 and, accordingly, total stock-based compensation expense related to these awards increased $562,936, which will be recognized over the new vesting period.  In addition, an additional 300,000 options were cancelled or expired.
Stock option activity during the following periods was as follows:

	For the twelve months ended
	December 31,
	2014	2013
Beginning balance outstanding	1,566,667	1,865,000
Options issued during the year	8,541,000	-
Options expired or cancelled during the year	(1,300,000)	(298,333)
Ending balance outstanding	8,807,667	1,566,667

Warrants

The Company issued warrants to purchase shares of the Company’s common stock to investors in connection with the issuances of restricted shares of common stock during the years ended December 31, 2014 and 2013 (the value of which was offset against the proceeds of the issuance of common stock and not charged to operations). Outstanding warrants from all sources have terms ranging from two to five and a half years.

In recompense for services performed on our behalf, we issued warrants to purchase up to 138,333 shares of our common stock during the year ended December 31, 2013, including a five-year warrant to purchase up to 133,333 shares (exercise price of $2.00 per share) to a member of our Board of Directors and a five-year warrant to purchase up to 5,000 shares at $2.00 to our CFO (Chord Advisors, LLC).  The expense recorded in 2013 for both of these items was $29,452.  In recompense for services performed on our behalf, we issued warrants to purchase up to 6,300,000 shares of our common stock during the year ended December 31, 2013, including a five year warrant to purchase up to 2,000,000 shares (exercise price of $10.35 per share) to a member of our Board of Directors.  Through December 31, 2013, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase up to 150,000 shares of common stock have expired.  Warrants to purchase up to 3,881,325 shares of common stock remain outstanding at December 31, 2013, of which 3,279,367 have vested.

For the period ended December 31, 2014, we have not issued any warrants to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase up to 267,369 shares of common stock have expired and warrants to purchase up to 1,695,374 to Directors have been cancelled (and replaced with 1,828,000 in replacement stock options, as noted above).  Warrants to purchase up to 2,013,858 shares of common stock remain outstanding at December 31, 2014, of which 1,962,007 have vested.

For the year ended December 31, 2014, we issued 17,918,675 warrants to new investors.

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the years ended December 31, 2014 and 2013 was as follows:

	For the twelve months ended
	December 31,
	2014	2013
Beginning balance outstanding	7,977,990	8,409,531
Warrants issued during the year
For consulting and advisory services	-	338,333
In connection with sales of common and preferred stock	17,918,675	200,000
Warrants expired or cancelled during the year	(1,962,743)	(307,445)
Warrants exercised	-	(662,429)
Ending balance outstanding	23,933,922	7,977,990

The numbers and exercise prices of all options and warrants outstanding at December 31, 2014 was as follows:
Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
73,530	7.50	1st Qtr, 2015
6,780	8.11	2nd Qtr, 2015
80,584	3.57	3rd Qtr, 2015
478,312	7.53	4th Qtr, 2015
846,667	7.16	1st Qtr, 2016
919,166	6.28	2nd Qtr, 2016
317,292	7.13	3rd Qtr, 2016
355,144	7.84	4th Qtr, 2016
726,416	6.13	1st Qtr, 2017
1,076,476	7.66	2nd Qtr, 2017
705,874	6.95	3rd Qtr, 2017
862,339	6.56	4th Qtr, 2017
22,263,675	1.09	1st Qtr, 2019
160,000	1.15	2nd Qtr, 2019
1,113,000	1.16	3rd Qtr, 2019
2,623,000	1.15	4th Qtr, 2019
133,334	7.05	4th Qtr, 2022
32,741,589

 Stock based compensation

Results of operations for the years ended December 31, 2014 and 2013 include stock based compensation costs totaling $5,784,306 and $7,766,096, respectively, of which $4,856,638 and $4,866,233, respectively, was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  $964,380 and $2,899,863 were charged to discontinued operations, respectively.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the year ended December 31, 2014 and 2013:

	For the years ended
	December 31,
	2014	2013
Expected life (in years)	3.61 years	4.99 years
Weighted average volatility	96.98%	90.07%
Forfeiture rate	11.88%	0.00%
Risk-free interest rate	1.16%	1.14%
Expected dividend rate	0.00%	0.00%

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

As of December 31, 2014, $2,464,229 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 21.8 months. The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of and for the years ended December 31, 2014 and 2013:

		Weighted Average Exercise Price Price	Weighted Average Remaining Contractual Term
				Aggregate Instrinsic Value

	Shares
Outstanding at December 31, 2013	5,447,992	$6.75
Granted	8,541,000	1.05
Cancelled or expired	(3,167,467)	(6.12)
Exercised	-	-
Outstanding at December 31, 2014	10,821,525	$2.40	47.4 months	$-

Exercisable	7,535,886	$3.00	45.8 months	$-

	Shares	Weighted Average Exercise Price Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2012	5,597,659	$6.90
Granted	338,333	4.20
Cancelled or expired	(488,000)	(7.28)
Exercised	-	-
Outstanding at December 31, 2013	5,447,992	$6.75	37.9 months	$-

Exercisable	4,225,664	$6.75	37.0 months	$-

Additional disclosure concerning options and warrants is as follows:
	For the
	Year Ended
	December 31,	Deccember 31,
	2014	2013
Weighted average grant date fair value of options and warrants granted	$0.60	$2.25
Aggregate intrinsic value of options and warrants exercised	-	-
Weighted average fair value of options and warrants vested	1.95	4.20

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at December 31, 2014 and 2013:
Exercise Price	Number of Options and Warrants
Range	December 31,	December 31,
	2014	2013
$.75 - $1.20	8,241,000	-
$1.21 - $3.00	5,000	138,333
$3.01 - $4.50	-	-
$4.51 - $12.00	2,575,525	5,269,525
$12.01 - $15.00	-	40,133
	10,821,525	5,447,992

A summary of the activity of our non-vested options and warrants for the following periods:
	For the year ended
	December 31,
	2014	2013
Non-vested outstanding, beginning	888,995	2,634,200
Granted	8,541,000	338,333
Vested	(5,741,393)	(1,876,502)
Cancelled	(402,963)	(207,037)
Non-vested outstanding, ending	3,285,639	888,995

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2014:

	December 31,	December 31,
	2014	2013
Stock options outstanding	8,807,667	1,566,667
Stock options available for future grant	8,758,666	566,666
Warrants	23,933,927	7,977,989
Total common shares reserved for future issuance	41,500,260	10,111,322

14.	Income taxes

Deferred tax assets at December 31, 2014 and 2013 consisted of the following:

	As of December 31,
	2014	2013
Deferred tax asset
Net operating loss carryovers	$20,022,497	$17,467,761
Total deferred tax assets	20,022,497	17,467,761
Valuation Allowance	(20,022,497)	(17,467,761)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2014 and 2013, the Company had federal and state net operating loss carryovers of approximately $49.7 million and $43.3 million, which will begin to expire in 2022. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2014 and 2013.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:
	For the years ended
	December 31,
	2014	2013
Statutory federal income tax rate	-34.0%	-34.0%
State taxes, net of federal tax benefit	-6.3%	-6.3%
Permanent differences	19.4%	21.9%
Valuation Allowance	20.9%	18.4%
Income tax provision (benefit)	0.0%	0.0%

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2014. The majority of our operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2009 for federal purposes and after 2010 for California state tax purposes.

15.	Commitments

Our Company lease for its San Diego office facilities ended on a lease agreement through June 2014 with previous monthly rentals of $2,695 plus common area maintenance charges. We moved our headquarters to Des Moines, IA in July, 2013 and subsequently moved our headquarters to San Luis Obispo in June 2014 after the SMS acquisition. We lease space in Des Moines and in San Luis Obispo. Rent expense was $162,266 and $72,668 for the years ended December 31, 2014 and 2013, respectively. Future rental commitments under contract total $19,700 as of December 31, 2014.

16.	Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Our Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2014 and 2013, we made contributions to the Plan totaling $54,696 and $49,103, respectively.

17.	Subsequent events

On March 31, 2015, SpendSmart Networks, Inc. (the “Company”) closed on a private offering and issued and sold 10 units (the “Units”) to accredited investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $1.00 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The Company plans to use net proceeds from the sale of the Units for general working capital.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2014. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b)	Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2014 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Based on management's evaluation as of December 31, 2014, our management identified the material weaknesses set forth below in our internal control over financial reporting:

(i)
The Company's process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include:

•	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited personnel; and

•	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

This Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our current Board of Directors consists of eight directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:
Name	Age	Position
Alex Minicucci	36	Chief Executive Officer
William Hernandez	58	former President10
Jonathan Shultz	54	former Chief Financial Officer, Secretary and Treasurer 2
Kim Petry	45	former Chief Financial Officer, Secretary and Treasurer 3
Isaac Blech	65	Director
Rob DeSantis	50	former Director
Joseph Proto	58	Director4
Cary Sucoff	63	Director
Patrick M. Kolenik	63	Director
Jesse Itzler	46	former Director5
Brian Thompson	47	former Director6
Michael R. McCoy	54	Director1
Ka Cheong Christopher Leong	65	Director
Jerold Rubinstein	76	Director7
David Horin	46	Chief Financial Officer and Treasurer 8
John Eyler, Jr.	71	Director9

1 On November 27, 2013, Mr. McCoy resigned from his position as Chairman of the Board of Directors and on September 30, 2014, resigned from the Company
2 On February 19, 2013, Mr. Shultz resigned from his position as Chief Financial Officer, Secretary and Treasurer of the Company.
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
5 On November 27, 2013, the Board of Directors accepted the resignation of Mr. Itzler.
6 On October 1, 2013, the Board of Directors accepted the resignation of Mr. Thompson.
7 On October 1, 2013, the Board of Directors appointed Mr. Rubinstein as a member of the Board of Directors.
8 On October 28, 2013, Mr. Horin was appointed the Chief Financial Officer and Treasurer of the Company.
9 On November 25, 2014, the Board of Directors appointed Mr. Eyler as a member of the Board of Directors.
10 On December 31, 2014, Mr. Hernandez resigned from his position as a Director and on January 26, 2015, resigned from the Company

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

Mr. William Hernandez had been the President of the Company from November 12, 2012 until January 26, 2015 and a director from January 8, 2013 until December 31,22014. Mr. Hernandez brought more than 30 years of experience in the global financial services, payments, transaction processing, card network, and brokerage industries.  Mr. Hernandez is President and CEO of Conifer Consulting Group.  Mr. Hernandez previously held the position of Executive Vice President at Epana/Unidos Financial a telecommunications and financial services company delivering relevant products to the Hispanic community in the US and Mexico.  Mr. Hernandez also held the position of Executive Vice President of First Data Corporation managing the US Card Strategic Financial Services supporting clients such as American Express.  During his 7+ years at MasterCard International, Mr. Hernandez was a Senior Vice President of the Americas, directing the largest US-based financial institutions.  Prior to MasterCard, he was employed by Citibank for 11 years, where he held various international executive positions where he spearheaded global consumer banking and consumer card products, services and access channel for Citibank’s businesses in the United States, Latin America, Europe and Asia.  Mr. Hernandez also held executive positions at Financial Guaranty Insurance Co., Shearson American Express and Manufacturers Hanover Trust Company.

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

Mr. John Eyler was appointed to our board on November 25, 2014.  Mr. Eyler retired from Toys "R" Us, Inc. as President and Chief Executive Officer in July, 2005. Mr. Eyler joined Toys "R" Us in January, 2000 and served as Chairman of the Board of Directors as well as Chairman of the Toys "R" Us Childrens fund from 2001 to 2005. Mr. Eyler was Chairman and Chief Executive Officer of FAO Schwarz from 1992 to 2000 and spent his entire career prior to that in retailing including becoming Chairman and Chief Executive Officer of May D & F, a department store in Denver Colorado at the age of 32. He served on the Board of the Andre Agassi Charitable Foundation for eight years, was a member of the NYC 2012 Board and a Board member of the Donna Karan Corporation from 1999 to 2001. For the past five years Mr. Eyler has served as President of Titan Sculpture Inc. which represents Roberto Santo's sculptures and paintings globally. He is an Advisory Board member of the College of the Environment at the University of Washington, and manages a charitable foundation created upon his retirement with a primary focus on improving the lives of children. A graduate of the University of Washington in 1969 with a degree in Finance, Mr. Eyler received an MBA from the Harvard Graduate School of Business in 1971.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at SpendSmart Networks, Inc., 805 Aerovista Parkway, Suite 205, San Luis Obispo, California  93401.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In the fiscal year ended December 31, 2014, we held four special board meetings. Each of our directors has attended all meetings either in person or via telephone conference.

Item 11.  Executive Compensation

The information required by this item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2014 Proxy Statement.

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

Messrs. Blech, Proto, Sucoff, Kolenik, Rubinstein, Eyler, and Leong are the only members of the Board of Directors that are considered independent.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)	Audit Fees

Our audit fees for our 10-K for the twelve months ended September 30, 2013 was $32,000 and the March 31, 2013 and June 30, 2013 10Q’s were $8,000 each and for the three months ended December 31, 2013 related to our 10K-T were $28,080

For the amended 10-K/A and amended 10Q’s for the twelve months ended September 30, 2012 and 2011, our Company engaged EisnerAmper LLP and the aggregate fees for professional services rendered was $65,000 for the 10-K/A and $35,000 for the 10-Q/A’s.

	For the Twelve
	Months Ended
	December 31,	December 31,
	2014	2013
Audit Fees	$130,300	$171,900

(2) Audit-Related Fees

There were no fees billed in 2013 for assurance and related services by EisnerAmper LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by EisnerAmper LLP for tax compliance, tax advice, and tax planning for the years ended December 31, 2014 and 2013.

(4) All Other Fees

No aggregate fees were billed for professional services provided by EisnerAmper LLP, other than the services reported in items (1) through (3) for the years ended December 31, 2014 and 2013.

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

The registrants Audit Committee approved EisnerAmper LLP’s performance of services on for the audit of the registrant’s amended annual financial statements for the twelve months ended September 30, 2012 and 2011 as well as those fees for the period ended September 30, 2013 and for the three months ended December 31, 2013 and for the twelve months ended December 31, 2014.

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

Date: April 3, 2015

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

Signature	Title	Date

/s/ ALEX MINICUCCI	Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2015
Alex Minicucci

/s/ DAVID HORIN	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 3, 2015
David Horin

/s/ ISAAC BLECH	Director	April 3, 2015
Isaac Blech

/s/ CARY SUCOFF	Director	April 3, 2015
Cary Sucoff

/s/ PATRICK KOLENIK	Director	April 3, 2015
Patrick Kolenik

/S/ JOSEPH PROTO	Director	April 3, 2015
Joseph Proto

/s/ KA CHEONG CHRISTOPHER LEONG	Director	April 3, 2015
Ka Cheong Christopher Leong

/s/ JEROLD RUBINSTEIN	Director	April 3, 2015
Jerold Rubinstein

/s/ JOHN EYLER	Director	April 3, 2015
John Eyler