Form 10-Q
period 2015-03-31
SPENDSMART NETWORKS, INC.
filed 2015-05-15
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

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

As of May 7, 2015 there were 18,601,239 shares outstanding of the issuer’s common stock, par value $0.001 per share.

-i-

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of SpendSmart Networks, Inc. (including certain projections and business trends) that is “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.

PART I: Financial Information

Item 1 – Financial Statements

SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$593,256	$1,242,155
Accounts receivable, net of allowance for doubtful accounts of $269,168 and $188,527	444,074	155,786
Customer short-term notes receivable, net of allowance for doubtful accounts of $322,284 and $286,571	704,558	473,846
Third party short-term notes receivable	330,884	416,133
Prepaid insurance	-	6,090
Total current assets	2,072,772	2,294,010

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $382,562 and $349,954	806,883	678,851
Property and equipment, net of accumulated depreciation of $159,195 and $83,854	894,360	581,124
Intangible assets, net of accumulated amortization of $372,599 and $288,700	3,013,801	3,097,700
Goodwill	3,202,276	3,202,276
Other assets	39,325	30,000
Total long-term assets	7,956,645	7,589,951

Other assets held for sale	70,901	145,903

TOTAL ASSETS	$10,100,318	$10,029,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$503,427	$337,673
Deferred revenue	703,123	791,704
Deferred acquisition related payable	15,000	20,000
Derivative liabilities - convertible options	164,300	-
Derivative liabilities - warrants	21,163	47,209
Total current liabilities	1,407,013	1,196,586

Long-term liabilities
Convertible note	226,325	-
Earn-out liablity	649,700	594,216
Total long-term liabilities	876,025	594,216

Other liabilities held for sale	634,262	869,140

Total liabilities	2,917,300	2,659,942

Stockholders equity:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,715,729 and 3,757,229 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3,716	3,757
Common stock; $0.001 par value; 300,000,000 shares authorized; 18,601,239 and 18,435,239 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	18,601	18,435
Additional paid-in capital	88,826,892	88,064,205
Accumulated deficit	(81,666,191)	(80,716,475)
Total stockholders' equity	7,183,018	7,369,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,100,318	$10,029,864

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2015	2014
Revenues:
Mobile Marketing / Licensing	$2,146,784	$666,639
Total revenues	2,146,784	666,639

Operating expenses:
Selling and marketing	272,138	60,592
Personnel related	1,709,770	2,032,531
Processing	319,657	126,786
Amortization of intangible assets	83,899	41,834
General and administrative	531,597	517,912
Bad debt	148,962	-
Change in fair value of earn-out liability	55,484	-
Total operating expenses	3,121,507	2,779,655

Loss from operations	(974,723)	(2,113,016)

Non-operating income (expense):
Net interest expense	(1,039)	6
Change in fair value of financial instruments	26,046	(94,209)
Total non-operating income (loss)	25,007	(94,203)

Net loss from continuing operations	(949,716)	(2,207,219)

Discontinued operations:
Loss from discontinued operations	-	(1,093,461)

Net loss	$(949,716)	$(3,300,680)

Basic and diluted net loss per share
Net loss from continuing operations	$(0.05)	$(0.17)
Loss from discontinued operations	$-	$(0.08)
Basic and diluted net loss per share	$(0.05)	$(0.25)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	18,461,528	13,260,181

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended March 31, 2015
(Unaudited)

	Series C Preferred Stock		Common Stock		AdditionalPaid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance as of December 31, 2014	3,757,229	$3,757	18,435,239	$18,435	$88,064,205	$(80,716,475)	$7,369,922
Conversions of preferred stock to common stock	(41,500)	(41)	166,000	166	(125)	-	-
Issuance of convertible notes	-	-	-	-	171,875	-	171,875
Stock based compensation from stock options and warrants	-	-	-	-	590,937	-	590,937
Net loss	-	-	-	-	-	(949,716)	(949,716)
Balance as of March 31, 2015	3,715,729	$3,716	18,601,239	$18,601	$88,826,892	$(81,666,191)	$7,183,018

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(949,716)	$(3,300,680)
Less: Loss from discontinued operations	-	(1,093,461)
Net loss from continuing operations	(949,716)	(2,207,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	75,341	-
Amortization of intangible asset	83,899	41,834
Stock-based compensation	590,937	1,760,806
Issuance of common stock for services	-	20,000
Change in fair value of financial instruments	(26,046)	94,209
Accrued interest income on notes receivable from third party	(4,751)	-
Accrued interest expenses on notes payable	213	-
Change in earn-out liability	55,484	-
Provision for bad debt	148,962	-
Changes in operating assets and liabilities:
Accounts receivable	(368,929)	(219,369)
Customer short-term notes receivable	(266,425)	-
Customer long-term notes receivable	(160,640)	-
Deferred comp	-	99,509
Deferred revenue	(88,581)	66,733
Prepaid insurance	6,090	(36,462)
Other assets	(9,325)	(30,000)
Accounts payable and accrued liabilities	165,541	255,837
Net cash used in operating activities from continuing operations	(747,946)	(154,122)
Net cash used in discontinued operations	(159,876)	(1,642,311)
Net cash used in operating activities	(907,822)	(1,796,433)

Cash flows from investing activities:
Acquisition of Intellectual Capital Management LLC ("SMS")	-	(1,000,000)
Proceeds from short-term notes receivable from third party	90,000	-
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(5,000)	-
Payment on long-term liabilities (SBA Loans)	-	(226,522)
Addition of property and equipment and software development costs	(388,577)	-
Net cash used in investing activities from continuing operations	(303,577)	(1,226,522)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(303,577)	(1,226,522)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	-	10,472,003
Proceeds from issuance of convertible debt	562,500	-
Net cash provided by financing activities from continuing operations	562,500	10,472,003
Net cash used in discontinued operations	-	-
Net cash used in financing activities	562,500	10,472,003

Net (decrease) increase in cash and cash equivalents	(648,899)	7,449,048

Cash and cash equivalents at beginning of the year	1,242,155	497,313
Cash and cash equivalents at end of the period	$593,256	$7,946,361

The Company had conversion of 41,500 shares of Series C preferred stock into 166,000 shares of common stock during the three months ended March 31, 2015.
The Company issued 750,004 warrants in connection with convertible debt during the three months ended March 31, 2015.
The Company recorded a debt discount of $336,175 in connection with convertible debt during the three months ended March 31, 2015.
The Company had conversion of the two notes payable into 226,655 shares of Series C preferred stock during the three months ended March 31, 2014.
The Company issued 5,250,000 shares of common stock as part of of the SMS acquisition during the three months ended March 31, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Going Concern

SpendSmart Networks, Inc. is a Delaware corporation (“the Company”).  The Company brings value added products and mobile marketing solutions to consumers, merchants, businesses and government organizations.  The Company is a publicly traded company trading on the OTCB under the symbol “SSPC.”  The Company purchased substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS”) on February 11, 2014, and substantially all of the assets of TechXpress, Inc. on September 18, 2014.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SpendSmart Networks, Inc., a California corporation (SpendSmart-CA). All material intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of results to be expected for a full year.

2. Liquidity and Going Concern

As of December 31, 2014, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through March 31, 2015 and have yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited consolidated financial statements as of and for the periods ended March 31, 2015 does not contain any adjustments for this uncertainty.

The Company also currently plans to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock or issuance of convertible debt with warrants. All additional amounts raised will be used for future investing and operating cash flow needs. However there can be no assurance that the Company will be successful in consummating such financing. The description of recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

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

As a result of the sale, the Condensed Consolidated Financial Statements and related Notes for the periods presented herein reflect the Card Division as a discontinued operation.

4. Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with GAAP.

Loans Receivable and Accounts Receivable

The Company extends credit to its licensees in the normal course of business and performs credit evaluations of its customers. Loans and accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time loan and accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off loans and accounts receivable when they become uncollectible.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets, the valuation allowance related to the Company's deferred tax assets, the allowance for doubtful accounts related and notes and accounts receivable and the fair value of stock options and warrants granted to employees, consultants, directors, investors and placement agents.

Revenue Recognition

The Company generates revenues primarily in the form of set up fees, license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for support services.  Set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.  The Company offers two licenses consisting of our Engage license and newly developed Thrive license.
The Company recognizes revenues when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the products or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	The collection of the related fees is probable.

Signed agreements are used as evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. The Company does offer extended payment terms with regards to the setup fee with typical terms of payment due between one and three years from delivery of license. The Company assesses collectability of the set-up fee based on a number of factors such as collection history and creditworthiness of the licensee. If the Company determines that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

When contracts contain multiple elements wherein vendor specific objective evidence ("VSOE") exists for all undelivered elements and the services, if any, are not essential to the functionality of the delivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method." Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the license and continuing through the end of the contract term.

License arrangements may also include set-up fees such as website development, delivery of tablets, professional services and training services, which are typically delivered within 90 days of the contract term. In determining whether set-up fee revenues should be accounted for separately from license revenues, the Company evaluates whether the set-up fees are considered essential to the functionality of the license using factors such as the nature of our products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realization of the license fee. Substantially all of our set-up fees arrangements are recognized as the services are performed. VSOE of fair value of set-up fees is based upon stand-alone sales of those services. Payments received in advance of services performed are deferred and recognized when the related services are performed.

The Company does not offer refunds and therefore have not recorded any sales return allowance for any of the periods presented. Upon a periodic review of outstanding accounts and notes receivable, amounts that are deemed to be uncollectible are written off against the allowance for doubtful accounts.

Deferred revenue consists substantially of amounts invoiced in advance of revenue recognition for our products and services described above. The Company recognizes deferred revenue as revenue only when the revenue recognition criteria are met.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three months ended March 31, 2015 and 2014 was $39,860 and $0, respectively.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized $241,384 in software for the three months ended March 31, 2015.  Software depreciation expense for the three months ended March 31, 2015 and 2014 was $35,481 and $0, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There has not been any impairment recorded as of March 31, 2015.

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing the Company’s financial statements, the Company is required to estimate the Company’s provision for income taxes. This process involves estimating current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Management then assesses the likelihood that the Company deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established. Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in the Company’s tax provision in the Company’s condensed consolidated statement of operations. The Company’s use of judgment in making estimates to determine the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance is recorded against our net deferred tax assets.

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

Stock-Based Compensation

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

Derivatives - Warrant Liability

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $21,163 and $47,209 as of March 31, 2015 and December 31, 2014, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital.

The Company recognized a gain of $26,046 and a loss of $94,209 in the fair value of derivatives for the three months ended March 31, 2015 and 2014, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company’s common stock decreases and will record expense when the value of the Company’s stock increases. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

The Company accounts for the common stock warrants granted and still outstanding as of March 31, 2015 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the transactions has been estimated using a Monte Carlo simulation.

Derivatives - Bifurcated Conversion Option in Convertible Notes

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Convertible Notes issued on March 31, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company’s own stock.

The Company’s derivative liability has been measured at fair value at March 31, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

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

The Company’s financial instruments are cash and cash equivalents, accounts payable and derivative liabilities. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities and earn-out liabilities are the only Level 3 fair value measures.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014 is as follows:

Date of Valuation	March 31, 2015	December 31, 2014
Stock Price	$0.71	$1.00
Volatility (Annual)	73%	67%
Strike Price	$0.75	$0.75
Risk-free Rate	0.3%	0.21%
Maturity Date	8/13/15 to 11/24/15	8/13/15 to 11/24/15

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion options that are categorized within Level 3 of the fair value hierarchy as of March 31, 2015 is as follows:

Date of Valuation	March 31, 2015
Stock Price	$0.71
Volatility (Annual)	67%
Strike Price	$0.75
Risk-free Rate	0.3%
Maturity Date	3/31/16

At March 31, 2015 and December 31, 2014, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2015:
	Carrying Value	Level 1	Level 2	Level 3

Earn-out liability	$649,700	$-	$-	$649,700
Conversion option	164,300	-	-	164,300
Derivative liability - warrants	21,163	-	-	21,163
Total securities	$835,163	$-	$-	$835,163

		Fair Value Measurements at December 31, 2014:
	Carrying Value	Level 1	Level 2	Level 3

Earn-out liability	$594,216	$-	$-	$594,216
Derivative liability - warrants	$47,209	$-	$-	$47,209
Total securities	$641,425	$-	$-	$641,425

The following tables present the activity for Level 3 liabilities for the three months ended March 31, 2015:
Fair Value Measurements Using Level 3 Inputs

	Warrant	Conversion	Earn-out
	Derivative Liability	Notes	Liability	Total
Balance - December 31, 2014	$47,209	-	594,216	$641,425
Additions during the period	-	164,300	-	164,300
Total Unrealized (gains) or losses include in net loss	(26,046)	-	55,484	29,438
Balance - March 31, 2015	$21,163	164,300	649,700	$835,163

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which the Company provides or receives advertising services from others for any consideration other than cash. Advertising expenses from continuing operation (primarily in the form of Internet direct marketing) totaled $69,818 and $37,594 for the three months ended March 31, 2015 and 2014, respectively.

Litigation

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit titled Telford v. Intellectual Capital, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff’s lawsuit has sought the certification of a class, though as of the date of this Form 10-Q such class certification has not been approved by the court. We believe Plaintiff’s allegations have no merit and will continue to vigorously defend against Plaintiff’s claims. The Company has filed its motion for summary judgment and the hearing date is June 10, 2015. There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years.  We do not expect the adoption of this guidance will have a material impact on our financial statements.

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Segments

The Company operates in one reportable segment now due to the discontinuance of our Card Division. On November 26, 2014, the Company decided to wind down the operations of the Card Division and focus on its Mobile and Loyalty Marketing Division in an effort to reduce expenses and focus its resources elsewhere.

Accordingly, no segment disclosures have been presented herein.

5. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  As of March 31, 2015, the Company has recorded an allowance for doubtful accounts of $974,014.

Long-term receivables relate to notes receivable from the financing of set-up and license fees.  Initial set up and licensing fees are $22,500 for the Company’s Engage License and clients typically contribute cash upfront of 20% and the remaining 80% is financed over a 3 year term.  The Company’s Thrive License clients typically contribute cash upfront of 50% and the remaining 50% is financed over a 2 year term.

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  The Company charges interest rates on notes receivable averaging 14% which approximates a fair value.  The Company recorded approximately $40,000 in interest income for the three months ended March 31, 2015.

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

	March 31, 2015
	Gross Notes Receivable		Reserve		Net Notes Receivable
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$1,026,842	$1,189,445	$322,284	$382,562	$704,558	$806,883

Accounts Receivable	$713,242		$269,168		$444,074

	December 31, 2014
	Gross Notes Receivable		Reserve		Net Notes Receivable
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$760,417	$1,028,805	$286,571	$349,954	$473,846	$678,851

Accounts Receivable	$344,313		$188,527		$155,786

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term	Current	Long-Term
Balance at December 31, 2014	$286,571	$349,954	$188,527	$-
Incremental Provision	$35,713	$32,608	$80,641	$-
Recoveries	$-	$-	$-	$-
Balance at March 31, 2015	$322,284	$382,562	$269,168	$-

The allowance for doubtful accounts as a percentage of total receivables was approximately 33% as of March 31, 2015 and approximately 39% as of December 31, 2014.

The Company received a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 from a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and matured in four months. For the three months ended March 31, 2015, the Company has recorded $4,751 of interest income from this Note.  $90,000 of the principal amount was paid during first quarter of 2015 with the remainder expected to be paid in the second quarter 2015.

6. Common Stock and Warrants

Common stock

During the three months ended March 31, 2015, the company didn’t issue any common stock for services.  41,500 shares of Series C Stock converted to 166,000 common shares during the three months ended March 31, 2015

During the three months ended March 31, 2014, the company issued 22,989 shares of common stock, at $0.87 per share, and the Company recognized expense of $20,000 for services rendered.

7. Convertible Promissory Notes

On March 30 and 31, 2015, SpendSmart Networks, Inc.  (the “Company”) closed on a private offering and issued and sold 11.25 units (the “Units”) to accredited investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $1.00 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The relative fair value ascribed to the 750,004 warrants issued was $171,875 and was recorded to additional paid-in capital. The Company plans to use net proceeds from the sale of the Units for general working capital.

The Units were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company raised gross proceeds of $562,500 and issued warrants to acquire 750,004 shares of common stock.

The embedded conversion feature was bifurcated and accounted for as a derivative liability at $164,300 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, $336,175 of debt discount was recorded at March 31, 2015 and will be accreted over the term of the debt using the effective interest rate method.

8. Convertible Preferred Stock

Series A Preferred Stock

At March 31, 2015 and December 31, 2014, the Company had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At March 31, 2015 and December 31, 2014, the Company had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At March 31, 2015 and December 31, 2014, the Company had 3,715,729 and 3,757,229 shares, respectively, of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  Shareholders converted 41,500 shares of Series C Stock to 166,000 common shares during the three months ended March 31, 2015.

9. Agreements with Former Officers

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

10. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months ended March 31, 2015 and 2014 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the three months ended March 31,
	2015	2014
Convertible notes	750,000	-
Common stock options	8,938,639	9,789,658
Investor warrants	22,669,871	18,179,570
Compensation warrants	1,940,525	3,807,992
Excluded potentially dilutive securities	34,299,035	31,777,220

11. Stockholders’ Equity

Stock Options and Warrants

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
	2015	2014
Beginning balance outstanding	23,933,922	7,977,990
Warrants issued during the year:
Expired or cancelled during the year	(73,530)	(101,112)
In connection with issuance of convertible notes	750,004	-
In connection with sales of common and preferred stock	-	17,918,675
Ending balance outstanding	24,610,396	25,795,553

The numbers and exercise prices of all options and warrants outstanding at March 31, 2015 are as follows:
Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
113	9.00	1st Qtr, 2015
48,393	1.77	2nd Qtr, 2015
517,170	7.46	3rd Qtr, 2015
300,000	6.50	4th Qtr, 2015
1,465,833	6.75	1st Qtr, 2016
625	9.00	2nd Qtr, 2016
666,811	7.55	3rd Qtr, 2016
34,749	7.99	4th Qtr, 2016
1,709,810	7.05	1st Qtr, 2017
76,430	6.64	2nd Qtr, 2017
1,342,338	7.38	3rd Qtr, 2017
10,000	6.60	4th Qtr, 2017
200,000	2.25	4th Qtr, 2018
22,622,429	1.09	4th Qtr, 2018
160,000	1.15	1st Qtr, 2019
1,113,000	1.16	2nd Qtr, 2019
2,623,000	1.15	3rd Qtr, 2019
525,000	0.92	4th Qtr, 2019
133,334	7.05	4th Qtr, 2022
33,549,035

Stock-based Compensation

Results of operations for the three months ended March 31, 2015 and 2014 include stock based compensation costs totaling $590,937 and $2,208,633, respectively, of which $590,937 and $1,760,806, respectively, was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  $0 and $447,827 were charged to discontinued operations, respectively.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31,
	2015	2014
Expected life (in years)	2.87 years	3.57 years
Weighted average volatility	108.81%	97.65%
Forfeiture rate	13.58%	11.98%
Risk-free interest rate	.96%	1.15%
Expected dividend rate	0.00%	0.00%

The weighted average expected option and warrant term for employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. The Company utilized this approach as its historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on the historical volatility of the Company’s stock. The Company estimated the forfeiture rate based on our expectation for future forfeitures and (for the purpose of computing stock based compensation given the contractual vesting of the Company’s options and warrants outstanding) the Company assumes that all options and warrants will vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

As of March 31, 2015, $1,095,843 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 45.1 months.

12. Subsequent Events

On May 4, 2015, SpendSmart Networks, Inc.  (the “Company”) closed on a private offering and issued and sold 5.5 units (the “Units”) to accredited investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $1.00 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The Company plans to use net proceeds from the sale of the Units for general working capital.

The Units were offered and sold without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company raised gross proceeds of $275,000 and issued warrants to acquire 366,667 shares of common stock.

On May 13, 2015, the Company entered into an agreement appointing Bruce Neuschwander as Chief Financial Officer effective May 19, 2015. Mr. Neuschwander replaces David Horin who resigned as Chief Financial Officer effective May 14, 2015. Mr. Horin will transition into a consulting role with the Company.

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

Business Overview

We are a national full-service mobile and loyalty marketing agency that offers a means for small and large business owners alike to better connect with their consumers and generate sales. We do business under the name “SMS Masterminds.” The core of our business involves two licenses which include, among other things, a proprietary SASS (software as a service) system, proprietary marketing and sales training materials and mobile-responsive website building software.

With our mobile and loyalty marketing programs and proprietary responsive website building software, we provide proprietary loyalty systems and a suite of digital engagement and marketing services that help local merchants build relationships with consumers and drive revenues. These services are sold, implemented and supported both internally and by a vast network of certified digital marketing specialists, aka “Certified Masterminds,” who drive revenue and consumer relationships for merchants via loyalty programs, custom mobile-responsive websites, review generation and management, social media engagement, mobile marketing, mobile commerce and financial tools, such as reward systems. We enter into licensing agreements for our proprietary loyalty and mobile marketing solutions and custom mobile-responsive website building tools with “Certified Masterminds” which sell and support the technology in their respective markets. We provide extensive training materials, best practice guides and other resources to our licensees, including access to a “Mentor”, who is an existing successful “Mastermind”. The licensees also utilize digital loyalty tablets provided to their merchants. The loyalty tablets are proprietary tablet devices set up in physical retail locations where Consumers can enter their mobile phone number to “opt-in” to receive notifications from the merchant and participate in the merchant’s loyalty program.

Our business strategy consists of delivering and managing:

(i)	Loyalty platforms
a. Merchant funded rewards
b. Loyalty rewards tablet/kiosk
c. Proprietary rewards management system

(ii)	Mobile marketing technology
a. Text and email promotion messaging
b. Customer analytics and propensity marketing
c. Patent pending ‘automated engagement’ engine
d. Text2Win sweepstakes features

(iii)	Enterprise level loyalty and mobile marketing consulting
a. Monthly hands on reviews by our “Certified Masterminds”
b. Campaign creation and optimization
c. Localized support

(iv)	Proprietary mobile-responsive website building platform
a. Software allowing licensees and merchants to create and administer their websites
b. Audits of existing merchant websites
c. Integration of social media streams and consumer reviews into websites

Corporate History

On February 11, 2014, we acquired substantially all of the assets of Intellectual Capital Management, LLC, dba “SMS Masterminds.”  On September 18, 2014, we acquired substantially all of the web related assets of TechXpress, Inc., a California corporation. TechXpress provides personalized website, eCommerce and mobile app development services as well as marketing tools and analytics. On November 26, 2014, in an effort to reduce expenses as well as focus our resources on our mobile marketing and related software technology programs and platforms, we began the wind down of the prepaid card division of the company which was effectively completed in January 2015.

As part of the acquisition of Intellectual Capital Management, we retained its founder, Alex Minicucci as our Chief Executive Officer. Under Mr. Minicucci’s leadership, the company is now focused on providing mobile and loyalty marketing solutions and platforms.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

The Company had total revenues of $2,146,784 and $666,639 for the three months ended March 31, 2015 and 2014, respectively.

Our revenues increased $1,480,145 over the prior year due to our acquisition of SMS and TechXpress

Comparison of Operating Expenses for the Three Months Ended March 31, 2015 and 2014

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses were $272,138 and $60,592 for the three months ended March 31, 2015 and 2014, respectively. The increase of $211,546 was mostly due to our SMS acquisition during the first quarter 2014 and marketing spend to bring more brand awareness to our products.

Personnel related expenses

Personnel related expenses were $1,709,770 and $2,032,531 for the three months ended March 31, 2015 and 2014, respectively. This amounted to a decrease of $322,761 or an 15.9% decrease.  Overall decreases in personnel related expenses were due to significantly higher option grants in 2014 made to employees and directors offset by higher payroll related costs due to our SMS and TechXpress acquisition. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses were $319,657 and $126,786 for the three months ended March 31, 2015 and 2014, respectively. The increase of $192,871 was the result of our SMS acquisition during the first quarter 2014

Amortization of intangible assets

Amortization of intangible assets was $83,899 and $41,834 for the three months ended March 31, 2015 and 2014, respectively.  The increase of $42,065 was mainly due to our SMS and TechXpress acquisitions.

General and administrative expenses

General and administrative expenses totaled $531,597 and $517,912 for the three months ended March 31, 2015 2014, respectively. The increase of $13,685 was insignificant.

Bad debt expense

Bad debt expenses totaled $148,962 and $0 for the three months ended March 31, 2015 and 2014, respectively.  We recorded bad debt write-offs due to non-performing accounts in our SMS division.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $55,484 and $0 for the three months ended March 31, 2015 and 2014, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015 and 2014, net interest income totaled ($1,039) and $6, respectively.

During the three months ended March 31, 2015 and 2014, we recognized a gain and loss, respectively, from the change in the fair value of derivative liabilities of $26,046 and ($94,209), respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges.

Comparison of Discontinued Operations for the Three Months Ended March 31, 2015 and 2014

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, we decided to begin a wind down of the operations of its Card Division.  We have classified this as discontinued operations.  For the three months ended March 31, 2015 and 2014, the net loss from discontinued operations totaled $0 and $1,093,461, respectively.

Comparison of Net Loss and Net Loss per Share for the Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015 and 2014, our net loss was $949,716 and $2,207,219, respectively. Our basic and diluted net loss per share was $0.05 and $0.25 for the three months ended March 31, 2015 and 2014, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Liquidity and Capital Resources for the Three Months Ended March 31, 2015 and 2014

We have primarily financed our operations to date through the sale of unregistered equity. At March 31, 2015, our total current assets were $2,072,772. Total current liabilities were $1,407,013, long-term liabilities were $876,025, and our stockholders’ equity totaled $7,183,018. Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants) totaling $21,163. These liabilities represent the fair value of the warrants. Any future settlement of these securities could result either: (1) upon their expiration unexercised; or (2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not affected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

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

Our cash and cash equivalents balance at March 31, 2015 totaled $593,256.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the two-year period ended December 31, 2014), there exists substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements at March 31, 2015 do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

Our corporate offices are now located in San Luis Obispo, CA, where we lease approximately 5,000 square feet of office space.  The monthly payment is approximately $10,572, including association and common area maintenance charges and we have lease payment obligations remaining through December 2017.

With the exception of employment agreements and lease agreements described elsewhere herein, we have no outstanding contractual obligations through the date of this report that are not cancellable at our Company’s option.

Critical Accounting Policies Involving Management Estimates and Assumptions

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments and we base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

In preparing our consolidated financial statements in conformity with U.S. GAAP, we must make a variety of estimates that affect the reported amounts and related disclosures. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in more detail in the notes to consolidated financial statements included elsewhere in this filing. If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

License arrangements may also include set-up fees such as website development, delivery of tablets, professional services and training services, which are typically delivered within 90 days of the contract term. In determining whether set-up fee revenues should be accounted for separately from license revenues, we evaluate whether the set-up fees are considered essential to the functionality of the license using factors such as the nature of our products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realization of the license fee. Substantially all of our set-up fees arrangements are recognized as the services are performed. VSOE of fair value of set-up fees is based upon stand-alone sales of those services. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

Derivatives

We account for certain of our outstanding warrants and bifurcated conversion options as derivative liabilities. These derivative liabilities are ineligible for equity classification due to provisions of the instruments that may result in an adjustment to their conversion or exercise prices. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, price for our preferred and common stock, on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years.  We do not expect the adoption of this guidance will have a material impact on our financial statements.

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We are currently assessing the future impact of ASU No. 2014-08 on its financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is proposed to be effective for fiscal years beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The adoption of this standard is not expected to have a material impact on our consolidated balance sheets and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated balance sheets and results of operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company will assess the provisions of ASU 2014-15 and its impact on the consolidated financial statements.  The events and conditions that raise substantial doubt regarding our ability to continue as a going concern have been disclosed in Note 1.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The adoption of this standard is not expected to have a material impact on our condensed consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2015. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

Based on management's evaluation as of March 31, 2015, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

To remediate these control weaknesses, we intend to allow for segregation of duties, a system of internal reviews and checks and balances to strengthen our controls.  We intend to develop and implement a written set of policies and procedures for our operations.  We also intend to change our accounting system to one that provides for proper control over changes and for segregation of duties within the accounting system.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of March 31, 2015 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred since the year ended December 31, 2014 for the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of any ultimate liability from such claims cannot be determined. On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit titled Telford v. Intellectual Capital, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff’s lawsuit has sought the certification of a class, though as of the date of this Form 10-Q such class certification has not been approved by the court. We believe Plaintiff’s allegations have no merit and will continue to vigorously defend against Plaintiff’s claims. The Company has filed its motion for summary judgment and the hearing date is June 10, 2015. There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF SMS MASTERMINDS.

An integral part of our current, proposed growth strategy was the consummation of the acquisition of substantially all of the assets of Intellectual Capital Management dba SMS Masterminds. The SMS Masterminds transaction involved a number of risks and presented financial, managerial and operational challenges, including: increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired assets; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities in the proposed transaction.

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF THE TECHXPRESS WEB BUSINESS.

Part of our growth strategy was the consummation of the acquisition of substantially all of the web assets of TechXpress. The TechXpress transaction involved a number of risks and presented financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired assets; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities in the transaction.

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

On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff’s lawsuit has sought the certification of a class, though as of the date of this Annual Report on Form 10-K such class certification has not been approved by the court. Specifically, the complaint alleges that SMS Masterminds sent unsolicited text messages to the plaintiff and other recipients without the prior express invitation or permission of the recipients and such plaintiff is now seeking unspecified monetary damages, injunctive relief, costs and attorneys’ fees.  SMS Masterminds filed its motion for summary judgment; the hearing date is in June 10, 2015.  We believe Plaintiff’s allegations have no merit and will continue to vigorously defend against Plaintiff’s claims.  Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time. These and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third party facilities require uninterrupted access to the Internet.  If the operation of our servers is interrupted for any reason, including natural disaster, financial insolvency of a third party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged.  As has occurred with many Internet-based businesses, on occasion in the past, we have been subject to "denial-of-service" attacks in which unknown individuals bombarded its computer servers with requests for data, thereby degrading the servers' performance. While we have historically been successful in relatively quickly identifying and neutralizing these attacks, we cannot be certain that we will be able to do so in the future. If either a third party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

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

OUR NET OPERATING LOSS (“NOL”) CARRY-FORWARD IS LIMITED.

We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of Intellectual Capital Management, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by President

32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer

*	Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The SpendSmart Networks, Inc., a Delaware corporation
By:	/s/ ALEX MINICUCCI
Alex Minicucci, Chief Executive Officer and Interim Principal Accounting Officer

May 15, 2015