Form 10-Q
period 2015-06-30
SPENDSMART NETWORKS, INC.
filed 2015-08-14
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015

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

As of August 11, 2015 there were 18,684,107 shares outstanding of the issuer’s common stock, par value $0.001 per share.

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

PART I: Financial Information
 Item 1 – Financial Statements
SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,046	$1,242,155
Accounts receivable, net of allowance for doubtful accounts of $43,373 at June 30, 2015 and $188,527 at December 31, 2014	630,376	155,786
Customer short-term notes receivable, net of allowance for doubtful accounts of $57,036 at June 30, 2015, and $286,571 at December 31, 2014	678,875	473,846
Third party short-term notes receivable	315,052	416,133
Prepaid insurance	-	6,090
Total current assets	1,813,349	2,294,010

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $126,525 at June 30, 2015, and $349,954 at December 31, 2014	754,905	678,851
Property and equipment, net of accumulated depreciation of $268,838 on June 30, 2015 and $83,854 on December 31, 2014	1,243,090	581,124
Intangible assets, net of accumulated amortization of $457,259 on June 30, 2015 and $288,700 on December 31, 2014	2,929,141	3,097,700
Goodwill	3,202,276	3,202,276
Other assets	33,250	30,000
Total long-term assets	8,162,662	7,589,951

Other assets held for sale	19,891	145,903

TOTAL ASSETS	$9,995,902	$10,029,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible notes	$518,919	$-
Accounts payable and accrued liabilities	920,145	337,673
Accrued interest payable	18,648	-
Deferred revenue	631,483	791,704
Deferred acquisition related payable	10,000	20,000
Derivative liabilities - convertible options	474,718	-
Derivative liabilities - warrants	19,221	47,209
Total current liabilities	2,593,134	1,196,586

Long-term liabilities:
Earn-out liablity	535,462	594,216
Total long-term liabilities	535,462	594,216

Other liabilities held for sale	489,476	869,140

Total liabilities	3,618,072	2,659,942

Stockholders equity:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,709,729 and 3,757,229 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3,710	3,757
Common stock; $0.001 par value; 300,000,000 shares authorized; 18,708,572 and 18,435,239 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	18,708	18,435
Additional paid-in capital	89,314,564	88,064,205
Accumulated deficit	(82,959,152)	(80,716,475)
Total stockholders' equity	6,377,830	7,369,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,995,902	$10,029,864

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Mobile Marketing / Licensing	$1,988,973	$1,010,596	$4,096,183	$1,677,236
Total revenues	1,988,973	1,010,596	4,096,183	1,677,236

Operating expenses:
Selling and marketing	356,149	229,248	628,288	289,840
Personnel related	1,393,003	1,265,341	3,102,771	3,297,873
Mobile Platform Processing	283,840	291,514	603,497	418,300
Amortization of intangible assets	84,660	83,667	168,558	125,501
General and administrative	790,655	509,696	1,322,252	1,027,608
Bad debt	285,913	129,642	434,877	129,642
Change in fair value of earn-out liability	(114,238)	104,101	(58,754)	104,101
Total operating expenses	3,079,982	2,613,209	6,201,489	5,392,865

Loss from operations	(1,091,009)	(1,602,613)	(2,105,306)	(3,715,629)

Non-operating income (expense):
Net interest income	14,362	256	52,896	262
Amortization of debt discount	(136,939)	-	(136,939)	-
Change in fair value of financial instruments	(79,374)	33,617	(53,328)	(60,592)
Total non-operating income (loss)	(201,951)	33,873	(137,371)	(60,330)

Net loss from continuing operations	(1,292,960)	(1,568,740)	(2,242,677)	(3,775,959)

Discontinued operations:
Loss from discontinued operations	-	(917,654)	-	(2,011,115)

Net loss	$(1,292,960)	$(2,486,394)	$(2,242,677)	$(5,787,074)

Basic and diluted net loss per share
Net loss from continuing operations	$(0.07)	$(0.10)	$(0.12)	$(0.26)
Loss from discontinued operations	$-	$(0.06)	$-	$(0.14)
Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.12)	$(0.39)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	18,696,968	16,067,137	18,579,898	14,671,413

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended June 30, 2015
(Unaudited)

	Series C				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value
Balance as of December 31, 2014	3,757,229	$3,757	18,435,239	$18,435	$88,064,205	$(80,716,475)	$7,369,922
Conversions of preferred stock to common stock	(47,500)	(47)	190,000	190	(143)	-	-
Warrants issued in conjunction with convertible notes	-	-	-	-	337,118	-	337,118
Issuance of common stock for services	-	-	83,333	83	59,083	-	59,166
Stock based compensation from stock options and warrants	-	-	-	-	854,301	-	854,301
Net loss	-	-	-	-	-	(2,242,677)	(2,242,677)
Balance as of June 30, 2015	3,709,729	$3,710	18,708,572	$18,708	$89,314,564	$(82,959,152)	$6,377,830

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,242,677)	$(5,787,074)
Less: Loss from discontinued operations	-	(2,011,115)
Net loss from continuing operations	(2,242,677)	(3,775,959)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	189,260	8,388
Amortization of intangible asset	168,558	125,501
Amortization of debt discount	136,939	-
Stock-based compensation	854,301	2,645,117
Issuance of common stock for services	59,166	20,000
Change in fair value of financial instruments	53,328	60,592
Accrued interest income on notes receivable from third party	(8,919)	-
Accrued interest expenses on notes payable	18,648	-
Change in earn-out liability	(58,754)	104,101
Provision for bad debt	434,877	-
Changes in operating assets and liabilities:
Accounts receivable	(663,831)	158,704
Customer short-term notes receivable	(330,146)	(259,707)
Customer long-term notes receivable	(196,572)	(502,458)
Deferred comp	-	32,797
Deferred revenue	(160,221)	279,543
Prepaid insurance	6,090	(24,303)
Other assets	(3,250)	(20,000)
Accounts payable and accrued liabilities	582,472	262,416
Net cash used in operating activities from continuing operations	(1,160,731)	(885,268)
Net cash used in discontinued operations	(253,652)	(2,591,642)
Net cash used in operating activities	(1,414,383)	(3,476,910)

Cash flows from investing activities:
Acquisition of Intellectual Capital Management LLC ("SMS")	-	(1,000,000)
Proceeds from short-term notes receivable from third party	110,000	-
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(10,000)	(100,000)
Payment on long-term liabilities (SBA Loans)	-	(226,522)
Software development costs	(545,900)	-
Purchase of property and equipment	(305,326)	(148,035)
Net cash used in investing activities from continuing operations	(751,226)	(1,474,557)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(751,226)	(1,474,557)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	-	10,472,003
Proceeds from issuance of convertible debt	1,112,500	-
Net cash provided by financing activities from continuing operations	1,112,500	10,472,003
Net cash used in discontinued operations	-	-
Net cash provided by financing activities	1,112,500	10,472,003

Net (decrease) increase in cash and cash equivalents	(1,053,109)	5,520,536

Cash and cash equivalents at beginning of the year	1,242,155	497,313
Cash and cash equivalents at end of the period	$189,046	$6,017,849

Non-cash Investing and Financing Activities:
The Company had conversion of 47,500 shares of Series C preferred stock into 190,000 shares of common stock during the six months ended June 30, 2015.
The Company recorded a debt discount of $730,520 during the six months ended June 30, 2015, of which $337,118 was the value of the 1,438,340 warrants issued and $393,402 was the fair value of the bifurcated conversion option.

The Company had conversion of the two notes payable into 226,655 shares of Series C preferred stock during the six months ended June 30, 2014.
The Company issued 5,250,000 shares of common stock as part of of the SMS acquisition during the six months ended June 30, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Going Concern

SpendSmart Networks, Inc. is a Delaware corporation (“the Company”).  The Company brings value added products and mobile marketing solutions to consumers, merchants, businesses and government organizations.  The Company is a publicly traded company trading on the OTCQB under the symbol “SSPC.”  The Company purchased substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS”) on February 11, 2014, and substantially all of the assets of TechXpress, Inc. on September 18, 2014.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SpendSmart Networks, Inc., a California corporation (SpendSmart-CA). All material intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the six month ended June 30, 2015 are not necessarily indicative of results to be expected for a full year.

2. Liquidity and Going Concern

As of December 31, 2014, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through June 30, 2015 and has yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited consolidated financial statements as of and for the period ended June 30, 2015 do not contain any adjustments for this uncertainty.

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

Loans Receivable and Accounts Receivable

The Company extends credit to its licensees in the normal course of business and performs credit evaluations of its customers. Loans and accounts receivable are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time loan and accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off loans and accounts receivable when they become uncollectible.

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

The Company recognizes revenues when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;

●	the products or services have been delivered to the customer;

●	the amount of fees to be paid by the customer is fixed or determinable; and

●	the collection of the related fees is probable.

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

Property and Equipment

Property and equipment (including kiosks) are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three and six months ended June 30, 2015 and 2014 was $53,853 and $93,713, and $8,388 and $8,388, respectively.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized approximately $545,900 in software for the six months ended June 30, 2015.  Software depreciation expense for the three months ended June 30, 2015 and 2014 was $60,066 and $0, respectively. Software depreciation expense for the six months ended June 30, 2015 and 2014 was $95,547 and $0, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There has not been any impairment recorded as of June 30, 2015.

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

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of June 30, 2015 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the transactions has been estimated using a Monte Carlo simulation.

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $19,221 and $47,209 as of June 30, 2015 and December 31, 2014, respectively. On March 20, 2013, the Company amended its warrant agreement for the 2012 and 2013 warrants whereby removing all terms that required net cash settlement, and as a result, the Company recorded its derivative liabilities relating to these warrants through March 20, 2013, at which time the balance of the derivative liability was reclassified into additional paid in capital.

The Company recognized a loss of $53,328 and $60,592 in the fair value of derivatives for the six months ended June 30, 2015 and 2014, respectively. The Company recognized a loss of $79,374 and a gain of $33,617 in the fair value of derivatives for the three months ended June 30, 2015 and 2014, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company’s common stock decreases and will record expense when the value of the Company’s stock increases. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Derivatives - Bifurcated Conversion Option in Convertible Notes

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815,  Accounting for Derivative Financial Instruments and Hedging Activities , in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Convertible Notes issued during the six months ended June 30, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company’s own stock.
The Company’s derivative liability has been measured at fair value at June 30, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014 is as follows:

Date of Valuation	June 30, 2015	December 31, 2014
Stock Price	$0.66	$1.00
Volatility (Annual)	66%	67%
Strike Price	$0.75	$0.75
Risk-free Rate	0.3%	0.21%
Maturity Date	8/13/15 to 11/24/15	8/13/15 to 11/24/15

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion options that are categorized within Level 3 of the fair value hierarchy as of June 30, 2015 is as follows:

Date of Valuation	June 30, 2015
Stock Price	$0.66
Volatility (Annual)	64%
Strike Price	$0.75
Risk-free Rate	0.3%
Maturity Date	6/26/16

At June 30, 2015 and December 31, 2014, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at June 30, 2015:
	Carrying Value	Level 1	Level 2	Level 3

Earn-out liability	$535,462	$-	$-	$535,462
Conversion option	474,718	-	-	474,718
Derivative liability - warrants	19,221	-	-	19,221
Total securities	$1,029,401	$-	$-	$1,029,401

		Fair Value Measurements at December 31, 2014:
	Carrying Value	Level 1	Level 2	Level 3

Earn-out liability	$594,216	$-	$-	$594,216
Derivative liability - warrants	47,209	-	-	47,209
Total securities	$641,425	$-	$-	$641,425

The following tables present the activity for Level 3 liabilities for the six months ended June 30, 2015:

Fair Value Measurements Using Level 3 Inputs

	Warrant
	Derivative Liability	Conversion Notes	Earn-out Liability	Total
Balance - December 31, 2014	$47,209	-	594,216	$641,425
Additions during the period	-	393,402		393,402
Total Unrealized (gains) or losses include in net loss	(27,988)	81,316	(58,754)	(5,426)
Balance - June 30, 2015	$19,221	474,718	535,462	$1,029,401

 Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which the Company provides or receives advertising services from others for any consideration other than cash. Advertising expenses from continuing operations (primarily in the form of Internet direct marketing) totaled $82,750 and $45,700 for the three months ended June 30, 2015 and 2014, respectively. Advertising expenses from continuing operation (primarily in the form of Internet direct marketing) totaled $152,568 and $83,293 for the six months ended June 30, 2015 and 2014, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact of the adoption of ASU 2015-05 on our financial statements and disclosures.

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

5. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  As of June 30, 2015, the Company has recorded an allowance for doubtful accounts of $226,934.  We wrote off uncollectable accounts during the six months ended June 30, 2015 in the amount of $1,032,994.  As of December 31, 2014 and March 31, 2015, approximately $825,000 and  $927,000, respectively, of these accounts were fully reserved.

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

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  The Company charges interest rates on notes receivable averaging 14% which approximates a fair value.  The Company recorded approximately $31,000 and $65,000 in interest income for the three months and six months ended June 30, 2015, respectively, and approximately $16,000 and 20,000 in interest income for the three months and six months ended June 30, 2014, respectively.

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

The Company determined that certain accounts with terminated services were uncollectable and wrote their remaining balances of $1,033,000 off to the reserve.  The Company identified those accounts with irregular payment histories and with low probabilities of collection. The Company established a reserve of $389,000 for the remaining balances of those accounts. Additional accounts greater than ninety days past due were determined to have a less than reasonable assurance of collectability and were reserved at the historical failure rate of 36% in the amount of $208,000. Accounts in good standing and less than thirty days past due were reserved at 10% of their balances, or $122,000.  It is expected that seventeen accounts will resell their licenses for $24,000 each during the next quarter resulting in a recovery value of $408,000.  This was applied to the reserve to comprehend resales of licenses by licensees and settlement of their account balances with the Company.  Unearned income on notes receivable is amortized using the effective interest method.  Based upon the Company's methodology, the notes receivable balances with reserves and the reserves associated with those balances are as follows:

	June 30, 2015
	Gross Notes Receivable		Reserve		Net Notes Receivable
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$735,911	$881,430	$57,036	$126,525	$678,875	$754,905

Accounts Receivable	$673,749		$43,373		$630,376

	December 31, 2014
	Gross Notes Receivable		Reserve		Net Notes Receivable
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$760,417	$1,028,805	$286,571	$349,954	$473,846	$678,851

Accounts Receivable	$344,313		$188,527		$155,786

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term	Current	Long-Term
Balance at December 31, 2014	$286,571	$349,954	$188,527	$-
Incremental Provision	$125,117	$120,518	$189,241	$-
Charge offs	$(354,652)	$(343,947)	$(334,395)	$-
Balance at June 30, 2015	$57,036	$126,525	$43,373	$-

The allowance for doubtful accounts as a percentage of total receivables was approximately 10% as of June 30, 2015 and approximately 39% as of December 31, 2014.

Short-term notes receivable

The Company received a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 from a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and matured in four months. For the three months and six months ended June 30, 2015, the Company has recorded $4,169 and $8,919, respectively of interest income from this Note.  $90,000 of the principal amount was paid during first quarter of 2015 and $20,000 was paid during the second quarter of 2015 with the remainder expected to be paid during the remainder of 2015.

6. Common Stock and Warrants

Common stock

During the six months ended June 30, 2015, the company issued 83,333 shares of common stock in exchange for consulting services.  47,500 shares of Series C Stock converted to 190,000 common shares during the six months ended June 30, 2015.

7. Convertible Promissory Notes

During the six months ended June 30, 2015, the Company closed on a private offering and issued and sold 22.25 units (the “Units”) to accredited investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $.75 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The relative fair value ascribed to the 1,183,339 warrants issued was approximately $318,000 and was recorded to additional paid-in capital. The Company used the net proceeds from the sale of the Units for general working capital.

The Units were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company raised gross proceeds of $1,112,500 and issued warrants to acquire 1,483,340 shares of common stock.

The embedded conversion feature was bifurcated and accounted for as a derivative liability at approximately $393,000 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, approximately $730,520 of debt discount was recorded and will be accreted over the term of the debt using the effective interest rate method.  As of June 30, 2015, the balance of the discount had been amortized down to approximately $593,582.

8. Convertible Preferred Stock

Series A Preferred Stock

At June 30, 2015 and December 31, 2014, the Company had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At June 30, 2015 and December 31, 2014, the Company had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At June 30, 2015 and December 31, 2014, the Company had 3,709,729 and 3,757,229 shares, respectively, of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  Shareholders converted 47,500 shares of Series C Stock to 190,000 common shares during the six months ended June 30, 2015.

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

10. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months and six months ended June 30, 2015 and 2014 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	June 30,
	2015	2014
Convertible notes	1,483,334	-
Common stock options	8,778,333	6,306,667
Investor warrants	23,403,094	21,987,562
Compensation warrants	1,933,858	3,7,50,653
Excluded potentially dilutive securities	35,599,619	32,044,882

11. Stockholders’ Equity

Stock Options and Warrants

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the six months ended June 30, 2015 and 2014 was as follows:

	For the six months ended June 30,
	2015	2014
Beginning balance outstanding	23,933,922	7,977,990
Warrants issued during the year:
Expired or cancelled during the year	(80,310)	(158,450)
In connection with issuance of convertible notes	1,483,340	-
In connection with sales of common and preferred stock	-	17,918,675
Ending balance outstanding	25,336,952	25,738,215

The numbers and exercise prices of all options and warrants outstanding at June 30, 2015 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
41,726	0.76	2nd Qtr, 2015
517,170	7.46	3rd Qtr, 2015
300,000	6.50	4th Qtr, 2015
1,465,833	6.75	1st Qtr, 2016
625	9.00	2nd Qtr, 2016
666,811	7.55	3rd Qtr, 2016
34,749	7.99	4th Qtr, 2016
1,709,810	7.05	1st Qtr, 2017
76,430	6.64	2nd Qtr, 2017
1,342,338	7.38	3rd Qtr, 2017
10,000	6.60	4th Qtr, 2017
200,000	2.25	4th Qtr, 2018
22,388,123	1.09	1st Qtr, 2019
893,336	0.92	2nd Qtr, 2019
1,113,000	1.16	3rd Qtr, 2019
2,623,000	1.15	4th Qtr, 2019
525,000	0.92	1st Qtr, 2020
75,000	0.65	2nd Qtr, 2020
133,334	7.05	4th Qtr, 2022
34,116,285

Stock-based Compensation

Results of operations for the three months ended June 30, 2015 and 2014 include stock based compensation costs totaling $263,364 and $884,311, respectively, of which $263,364 and $602,589, respectively, was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  $0 and $281,722 were charged to discontinued operations, respectively.

Results of operations for the six months ended June 30, 2015 and 2014 include stock based compensation costs totaling $854,301 and $3,092,944, respectively, of which $854,301 and $2,363,395, respectively, was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  $0 and $729,549 were charged to discontinued operations, respectively.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the six months ended June 30, 2015 and 2014:

	For the six months ended
	June 30,
	2015	2014
Expected life (in years)	2.89 years	3.57 years
Weighted average volatility	108.92%	97.65%
Forfeiture rate	14.21%	11.98%
Risk-free interest rate	.97%	1.15%
Expected dividend rate	0.00%	0.00%

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

As of June 30, 2015, $817,784 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 42.3 months.

12. Subsequent Events

On July 17 2015, the Company entered into a lease agreement with Sea Oak, LP (the “Landlord”), under which the Company has agreed to lease approximately 2,913 square feet of office space to be utilized for additional sales personnel, the office to be located at 3450 Broad Street, Suite 104, San Luis Obispo, CA 93401.  The term of the lease will commence on July 17, 2015 and continue for forty months. The Company has an option to renew the lease for two renewal terms of three years each. Under the lease agreement, the first four months are rent-free and then the base rent will be approximately $4,136 per month for the following twelve months.  The base rent will increase to approximately $4,748 per month for the twelve months thereafter and $4,864 per month for the twelve months thereafter.  In addition to monthly base rent, the Company will pay its pro rata share of the Landlord’s common area operating expenses associated with the premises. If the Company exercises its option to renew the lease, the base rent will be negotiated between the parties to determine the appropriate market rate at that time.

On July 13, 2015, the Company received a loan of $55,500 from the Company’s Chief Executive Officer, which has since been repaid by the Company.

On July 15, 2015, the Company issued a Convertible Promissory Note to holder Techno-Ventures in the principal amount of $400,000 inclusive of interest. The Note is for a term of six months. The Note bears interest at twelve percent per annum. The Note is secured by the assets of the Company. The Note may be converted into shares of the Company’s common stock at $0.75 per share. The Company also issued the holder warrants to purchase 500,000 shares of the Company’s common stock. The warrants have an exercise price of $0.75 per share and have a term of two years.

As of August 1, 2015, the Company ceased in-house financing and directed potential licensees to third-parties for financing.  Consequently, the Company, in most cases, will receive the cash for the license at, or near, the time of the signing of the license contract.

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

Management Change

On May 13, 2015, the Company entered into an agreement appointing Bruce Neuschwander as Chief Financial Officer effective May 19, 2015. Mr. Neuschwander replaced David Horin who resigned as Chief Financial Officer effective May 14, 2015. Mr. Horin transitioned into a consulting role with the Company.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

The Company had total revenues of $1,988,973 and $1,010,596 for the three months ended June 30, 2015 and 2014, respectively.

Our revenues increased $978,377 over the prior year due to our acquisition of SMS and TechXpress.

Comparison of Operating Expenses for the Three Months Ended June 30, 2015 and 2014

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses were $356,149 and $229,248 for the three months ended June 30, 2015 and 2014, respectively. The increase of $126,901 was mostly due to our SMS acquisition during the first quarter 2014 and marketing spend to bring more brand awareness to our products.

Personnel related expenses

Personnel related expenses were $1,393,003 and $1,265,341 for the three months ended June 30, 2015 and 2014, respectively. This amounted to an increase of $127,662 or 10.1%.  Overall increases in personnel related expenses were due to higher staffing levels in 2015 offset by lower option grants made to employees and directors. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Mobile platform processing expenses

Mobile platform processing expenses were $283,840 and $291,514 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $17,174 was the result of increasing efficiencies in our operations during the second quarter of 2015.

Amortization of intangible assets

Amortization of intangible assets was $84,660 and $83,667 for the three months ended June 30, 2015 and 2014, respectively.  The increase of $993 was insignificant.

General and administrative expenses

General and administrative expenses totaled $790,655 and $509,696 for the three months ended June 30, 2015 2014, respectively. The increase of $280,959 was mainly due to increased legal fees investor relations expenses.

Bad debt expense

Bad debt expenses totaled $285,913 and $0 for the three months ended June 30, 2015 and 2014, respectively.  We recorded bad debt write-offs due to non-performing accounts in our SMS division.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled ($114,238) and $104,101 for the three months ended June 30, 2015 and 2014, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Non-operating income and expense

For the three months ended June 30, 2015 and 2014, net interest income totaled $14,362 and $256, respectively.

For the three months ended June 30, 2015 and 2014, amortization of debt discount totaled ($136,939) and $0, respectively.  The increase of ($136,939) was due to the convertible notes financings during the three months ended Jund 30, 2015.

During the three months ended June 30, 2015 and 2014, we recognized a loss and a gain from the change in the fair value of derivative liabilities of $79,374 and $33,617, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the convertible notes financings during the most recent quarter.

Discontinued operations

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, we decided to begin a wind down of the operations of its Card Division.  We have classified this as discontinued operations.  For the three months ended June 30, 2015 and 2014, the net loss from discontinued operations totaled $0 and $917,654, respectively.

 Net loss and net loss per share

For the three months ended June 30, 2015 and 2014, our net loss was $1,292,960 and $2,486,394, respectively. Our basic and diluted net loss per share was $0.07 and $0.15 for the three months ended June 30, 2015 and 2014, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

The Company had total revenues of $4,096,183 and $1,677,236 for the six months ended June 30, 2015 and 2014, respectively.

Our revenues increased $2,418,947 over the prior year due to our acquisition of SMS and TechXpress.

Comparison of Operating Expenses for the Six Months Ended June 30, 2015 and 2014.

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses were $628,288 and $289,840 for the six months ended June 30, 2015 and 2014, respectively. The increase of $338,448 was mostly due to our SMS acquisition during the first quarter 2014 and marketing spend to bring more brand awareness to our products.

Personnel related expenses

Personnel related expenses were $3,102,771 and $3,297,873 for the six months ended June 30, 2015 and 2014, respectively. This amounted to a decrease of $195,101 or a 5.9% decrease.  Overall decreases in personnel related expenses were due to significantly higher option grants in 2014 made to employees and directors offset by higher payroll related costs due to our SMS and TechXpress acquisition. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Mobile platform processing expenses

Mobile platform processing expenses were $603,497 and $418,300 for the six months ended June 30, 2015 and 2014, respectively. The increase of $175,697 was the result of our SMS acquisition during the first quarter 2014

Amortization of intangible assets

Amortization of intangible assets was $168,558 and $125,501 for the six months ended June 30, 2015 and 2014, respectively.  The increase of $43,057 was mainly due to our SMS and TechXpress acquisitions.

General and administrative expenses

General and administrative expenses totaled $1,322,252 and $1,027,608 for the six months ended June 30, 2015 2014, respectively. The increase of $294,624 was mainly due to the increased legal expenses and investor relations costs.

Bad debt expense

Bad debt expenses totaled $434,877 and $129,642 for the six months ended June 30, 2015 and 2014, respectively.  We recorded bad debt write-offs due to non-performing accounts in our SMS division.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled ($58,754) and $104,101 for the six months ended June 30, 2015 and 2014, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Non-operating income and expense

For the six months ended June 30, 2015 and 2014, net interest income totaled $52,896 and $262, respectively.

For the six months ended June 30, 2015 and 2014, amortization of debt discount totaled ($136,939) and $0, respectively.  The increase of ($136,939) was due to the convertible notes financings during the three months ended Jund 30, 2015.

During the six months ended June 30, 2015 and 2014, we recognized a loss from the change in the fair value of derivative liabilities of $53,328 and $60,592, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the convertible notes financings during the current year.

Discontinued operations

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, we decided to begin a wind down of the operations of its Card Division.  We have classified this as discontinued operations.  For the six months ended June 30, 2015 and 2014, the net loss from discontinued operations totaled $0 and $2,011,115, respectively.

 Net loss and net loss per share

For the three months ended June 30, 2015 and 2014, our net loss was $2,242,677 and $5,787,074, respectively. Our basic and diluted net loss per share was $0.12 and $0.39 for the three months ended June 30, 2015 and 2014, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Liquidity and Capital Resources for the Six Months Ended June 30, 2015 and 2014

We have primarily financed our operations to date through the sale of unregistered equity. At June 30, 2015, our total current assets were $1,813,349. Total current liabilities were $2,593,134, long-term liabilities were $535,462, and our stockholders’ equity totaled $6,377,830. Also included in current liabilities were amounts arising in connection with derivative liabilities (consisting of warrants) totaling $19,221.  At June 30, 2014, our total current assets were $6,723,178. Total current liabilities were $1,463,821, long-term liabilities were $1,100,986, and our stockholders’ equity totaled $10,641,330.  These liabilities represent the fair value of the warrants. Any future settlement of these securities could result either: (1) upon their expiration unexercised; or (2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not affected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

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

Our cash and cash equivalents balance at June 30, 2015 totaled $189,046.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the two-year period ended December 31, 2014), there exists substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements at June 30, 2015 do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

Our corporate offices are located in San Luis Obispo, CA, where we lease approximately 5,000 square feet of office space.  The monthly payment is approximately $10,572, including association and common area maintenance charges and we have lease payment obligations remaining through December 2017.

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

We recognize revenues when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;

●	the products or services have been delivered to the customer;

●	the amount of fees to be paid by the customer is fixed or determinable; and

●	the collection of the related fees is probable.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact of the adoption of ASU 2015-05 on our financial statements and disclosures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2015. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

Based on management's evaluation as of June 30, 2015, our management identified the material weaknesses set forth below in our internal control over financial reporting:

(i)
The Company's process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include:

●	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited personnel; and

●	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of June 30, 2015 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of any ultimate liability from such claims cannot be determined.   On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit titled Telford v. Intellectual Capital, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The Company believes the Plaintiff’s allegations have no merit but based upon the economics of continued litigation, the Company resolved the lawsuit in May 2015 for the sum of $34,612, and the action is no longer pending. On July 8, 2015, Intellectual Capital Management, LLC dba SMS Masterminds and SpendSmart Networks, Inc. were named in a potential class-action lawsuit entitled Peter Marchelos, et al v. Intellectual Capital Management, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991. This litigation involves the same licensee and merchant as the Telford lawsuit and the same attorneys represent the plaintiffs in this action. The Company believes the Plaintiffs’ allegations have no merit and is vigorously defending the action.  Because this lawsuit is in an early stage, we are unable to predict the outcome of the lawsuit and the possible loss or range of loss, if any, associated with its resolution or any potential effect the lawsuit may have on our operations.  There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Risks Related to Our Business

OUR FAILURE TO OBTAIN ADDITIONAL ADEQUATE FINANCING WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We cannot be certain that we will ever generate sufficient revenues and gross margin to achieve profitability in the future.  Our failure to significantly increase revenues or to raise additional adequate and necessary financing would seriously harm our business and operating results.  We have incurred significant costs in building, launching and marketing our Products as well as in our acquisition of substantially all of the assets of SMS Masterminds. We anticipate incurring additional expenses relating to customer account acquisitions, marketing, and building our infrastructure. We closed our offering of our Series C Preferred Stock on March 14, 2014, which resulted in net proceeds of approximately $10,500,000 in the aggregate. If we fail to achieve sufficient revenues and gross margin with our products and services, or our revenues grow more slowly than anticipated, or if our operating or capital expenses increased more than is expected or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected and an investor could suffer the loss of a significant portion or all of his investment in our Company.

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF SMS MASTERMINDS.

An integral part of our current growth strategy was the consummation of the acquisition of substantially all of the assets of Intellectual Capital Management dba SMS Masterminds. The SMS Masterminds transaction involved a number of risks and presented financial, managerial and operational challenges, including: increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired assets; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities in the proposed transaction.

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

Changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. We face more stringent Telephone Consumer Protection Act regulations, as well as more stringent compliance which could be expensive and time consuming, and any failure to compy could result in litigation. Changes in laws and regulations governing the way our products and services are sold and utilized or in the way those laws and regulations are interpreted or enforced could adversely affect our ability to distribute our products and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of merchants and subscribers, which in turn could materially and adversely impact our operations.

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

On July 8, 2015, Intellectual Capital Management, LLC dba SMS Masterminds and SpendSmart Networks, Inc. were named in a potential class-action lawsuit entitled Peter Marchelos, et al v. Intellectual Capital Management, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991. This litigation involves the same licensee and merchant as the Telford lawsuit and the same attorneys represent the plaintiffs in this action.  The complaint alleges that SMS Masterminds sent unsolicited text messages to the plaintiff and other recipients without the prior express invitation or permission of the recipients and such plaintiff is now seeking unspecified monetary damages, injunctive relief, costs and attorneys’ fees.  We believe Plaintiff’s allegations have no merit and will vigorously defend against Plaintiff’s claims.  Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time. These and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

The SpendSmart Networks, Inc., a Delaware corporation
By:	/s/ ALEX MINICUCCI
Alex Minicucci, Chief Executive Officer

August 14, 2015

By:	/s/ BRUCE NEUSCHWANDER
Bruce Neuschwander, Chief Financial Officer

August 14, 2015