Form 10-Q
period 2015-09-30
SPENDSMART NETWORKS, INC.
filed 2015-11-16
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015

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

As of November 10, 2015 there were 19,565,357 shares outstanding of the issuer’s common stock, par value $0.001 per share.

i

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

ii

PART I: Financial Information
Item 1 – Financial Statements

SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,846	$1,242,155
Accounts receivable, net of allowance for doubtful accounts of $272,187 at September 30, 2015 and $188,527 at December 31, 2014	521,642	155,786
Customer short-term notes receivable, net of allowance for doubtful accounts of $290,369 at September 30, 2015, and $286,571 at December 31, 2014	449,419	473,846
Third party short-term notes receivable, net of allowance for doubtful accounts of $172,472 at September 30, 2015	150,000	416,133
Prepaid insurance	-	6,090
Total current assets	1,146,907	2,294,010

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $370,377 at September 30, 2015, and $349,954 at December 31, 2014	451,942	678,851
Property and equipment, net of accumulated depreciation of $268,838 on September 30, 2015 and $83,854 on December 31, 2014	811,981	581,124
Intangible assets, net of accumulated amortization of $457,259 on September 30, 2015 and $288,700 on December 31, 2014	2,844,481	3,097,700
Goodwill	3,202,276	3,202,276
Other assets	48,741	30,000
Total long-term assets	7,359,421	7,589,951

Other assets held for sale	19,894	145,903

TOTAL ASSETS	$8,526,222	$10,029,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible notes	$1,044,890	$-
Notes payable	162,373	-
Due to related party	100,000	-
Accounts payable and accrued liabilities	1,306,825	337,673
Accrued interest payable	43,957	-
Deferred revenue	633,586	791,704
Deferred acquisition related payable	10,000	20,000
Derivative liabilities - convertible options	207,376	-
Derivative liabilities - warrants	-	47,209
Total current liabilities	3,509,007	1,196,586

Long-term liabilities:
Earn-out liablity	535,462	594,216
Total long-term liabilities	535,462	594,216

Other liabilities held for sale	437,357	869,140

Total liabilities	4,481,826	2,659,942

Stockholders equity:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,709,729 and 3,757,229 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3,710	3,757
Common stock; $0.001 par value; 300,000,000 shares authorized; 19,158,572 and 18,435,239 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	19,158	18,435
Additional paid-in capital	89,796,321	88,064,205
Accumulated deficit	(85,774,793)	(80,716,475)
Total stockholders' equity	4,044,396	7,369,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,526,222	$10,029,864

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Mobile Marketing / Licensing	$1,195,576	$1,187,278	$5,291,760	$2,864,513
Total revenues	1,195,576	1,187,278	5,291,760	2,864,513

Operating expenses:
Selling and marketing	13,955	166,129	642,242	455,969
Personnel related	1,373,065	2,030,516	4,475,836	5,328,389
Mobile Platform Processing	433,468	245,097	1,036,965	663,397
Amortization of intangible assets	84,660	77,887	253,219	203,388
General and administrative	1,332,498	444,259	2,654,748	1,471,868
Bad debt	878,472	69,445	1,313,349	199,087
Change in fair value of earn-out liability	-	(380,358)	(58,754)	(276,257)
Total operating expenses	4,116,118	2,652,975	10,317,605	8,045,841

Loss from operations	(2,920,542)	(1,465,697)	(5,025,845)	(5,181,328)

Non-operating income (expense):
Net interest income	7,305	(711)	60,202	(448)
Amortization of debt discount	(188,972)	-	(325,910)	-
Change in fair value of financial instruments	286,563	(200,237)	233,235	(260,829)
Total non-operating income (loss)	104,896	(200,948)	(32,473)	(261,277)

Net loss from continuing operations	(2,815,646)	(1,666,645)	(5,058,318)	(5,442,605)

Discontinued operations:
Loss from discontinued operations	-	(719,893)	-	(2,731,009)

Net loss	$(2,815,646)	$(2,386,538)	$(5,058,318)	$(8,173,614)

Basic and diluted net loss per share
Net loss from continuing operations	$(0.15)	$(0.10)	$(0.27)	$(0.36)
Loss from discontinued operations	$-	$(0.04)	$-	$(0.18)
Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.27)	$(0.53)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	18,840,637	16,431,339	18,667,766	15,292,898

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Statements of Changes in Stockholders' Equity
For the nine months ended September 30, 2015

	Series C Preferred Stock		Common Stock		Additional Paid-In		Total Stockholders'
						Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2014	3,757,229	$3,757	18,435,239	$18,435	$88,064,205	$(80,716,475)	$7,369,922
Conversions of preferred stock to common stock	(47,500)	(47)	190,000	190	(143)	-	-
Warrants issued in conjunction with convertible notes	-	-	-	-	386,118	-	386,118
Issuance of common stock for services	-	-	533,333	533	292,633	-	293,166
Stock based compensation from stock options and warrants	-	-	-	-	1,053,508	-	1,053,508
Net loss	-	-	-	-	-	(5,058,318)	(5,058,318)
Balance as of September 30, 2015	3,709,729	$3,710	19,158,572	$19,158	$89,796,321	$(85,774,793)	$4,044,396

See accompanying notes to consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,058,318)	$(8,173,614)
Less: Loss from discontinued operations	-	(2,731,009)
Net loss from continuing operations	(5,058,318)	(5,442,605)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	807,002	34,558
Amortization of intangible asset	253,219	203,388
Amortization of debt discount	325,910	-
Stock-based compensation	1,053,508	3,659,869
Issuance of common stock for services	293,166	20,000
Change in fair value of financial instruments	(233,235)	21,842
Accrued interest income on notes receivable from third party	(27,339)	(708)
Accrued interest expenses on notes payable	28,648	-
Change in earn-out liability	(58,754)	(276,257)
Provision for bad debt	1,313,349	199,087
Changes in operating assets and liabilities:
Accounts receivable	(783,913)	(27,826)
Customer short-term notes receivable	(334,023)	(570,946)
Customer long-term notes receivable	(137,461)	(669,485)
Deferred comp	-	(26,977)
Deferred revenue	(158,118)	368,477
Prepaid insurance	6,090	(12,145)
Other assets	(18,741)	(10,000)
Accounts payable and accrued liabilities	994,461	286,098
Net cash used in operating activities from continuing operations	(1,734,549)	(2,243,630)
Net cash used in discontinued operations	(305,774)	(3,468,560)
Net cash used in operating activities	(2,040,323)	(5,712,190)

Cash flows from investing activities:
Acquisition of TechXpress web business	-	439,114
Acquisition of Intellectual Capital Management LLC ("SMS")	-	(1,000,000)
Issuance of notes receivable to third party	121,000	(410,000)
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(10,000)	(375,000)
Payment on long-term liabilities (SBA Loans)	-	(226,522)
Software development costs	(732,533)	-
Purchase of property and equipment	(305,326)	(396,447)
Net cash used in investing activities from continuing operations	(926,859)	(1,968,855)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(926,859)	(1,968,855)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	-	10,472,003
Proceeds from issuance of notes	200,000	-
Repayment of notes	(37,627)	-
Proceeds from issuance of related party financing	100,000	-
Proceeds from issuance of convertible debt	1,488,500	-
Net cash provided by financing activities from continuing operations	1,750,873	10,472,003
Net cash used in discontinued operations	-	-
Net cash provided by financing activities	1,750,873	10,472,003

Net (decrease) increase in cash and cash equivalents	(1,216,309)	2,790,958

Cash and cash equivalents at beginning of the year	1,242,155	497,313
Cash and cash equivalents at end of the period	$25,846	$3,288,271

Non-cash Investing and Financing Activities:
The Company had conversion of 47,500 shares of Series C preferred stock into 190,000 shares of common stock during the nine months ended September 30, 2015.
The Company recorded a debt discount of $730,520 during the nine months ended September 30, 2015, of which $337,118 was the value of the 1,438,340 warrants issued and $393,402 was the fair value of the bifurcated conversion option.

The Company had conversion of two notes payable into 226,655 shares of Series C preferred stock during the nine months ended September 30, 2014.
The Company issued 5,250,000 shares of common stock as part of of the SMS acquisition during the nine months ended September 30, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

SpendSmart Networks, Inc. is a Delaware corporation (“the Company”).  The Company brings value added products and mobile marketing solutions to consumers, merchants and businesses.  The Company brings its products and services to market through a nationwide network of licensees who have been trained as “Masterminds” in mobile marketing. The licensees pay for the exclusive right to sell the Company’s products and services in a specific geographical area to small and medium sized businesses. The Company’s licensees pay an initial sum during the set up process as well as monthly sum.

The Company is a publicly traded company trading on the OTCQB under the symbol “SSPC.”  The Company purchased substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS”) on February 11, 2014, and substantially all of the assets of TechXpress, Inc. on September 18, 2014.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SpendSmart Networks, Inc., a California corporation (SpendSmart-CA). All material intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The year-end balance sheet data was derived from audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of results to be expected for a full year.

2. Liquidity and Going Concern

As of December 31, 2014, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through September 30, 2015 and has yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited consolidated financial statements as of and for the period ended September 30, 2015 do not contain any adjustments for this uncertainty.

The Company plans to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock or issuance of convertible debt with warrants. All additional amounts raised will be used for future investing and operating cash flow needs. However there can be no assurance that the Company will be successful in consummating such financing. The description of recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

3. Discontinued Operations

On November 26, 2014, as part of SpendSmart Networks, Inc.'s efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, the Company decided to wind down the operations of its Card Division. All Card Division related operations ceased on January 26, 2015. The Company corresponded with its customers to affect an orderly wind down of its operations.

As a result of the wind down, the Condensed Consolidated Financial Statements and related Notes for the periods presented herein reflect the Card Division as a discontinued operation.

4. Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with GAAP.

Loans Receivable and Accounts Receivable

The Company sometimes extends credit to its licensees in the normal course of business and performs credit evaluations of its licensees, i.e. customers. Loans and accounts receivable are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time loan and accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off loans and accounts receivable when they become uncollectible.  When the company enters into contracts for license setup fees with terms to pay off the license setup fees within a six month period, the Company recognizes revenue on a cash received basis when the criteria of revenue recognition have been met.

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

Revenue Recognition

The Company generates revenues primarily in the form of set up fees, license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for support services.  Set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.  The Company offers two licenses consisting of our Engage license and our Thrive license.  The revenues for Engage and Thrive license set-up fees are recognized over the training and implementation periods of two and three months, respectively.

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

Property and Equipment

Property and equipment (including kiosks) had been recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three and nine months ended September 30, 2015 and 2014 was $535,286 and $19,861, and $628,999 and $28,250, respectively.  The Company accelerated the depreciation in the amount of approximately $496,000 on the kiosks, which have seven inch screens, to reduce their net book value to zero due to technological obsolescence.  In the fourth quarter, they will be replaced by new ten inch screens and some new seven inch screens which will be able to run offline from Wi-Fi, have faster processors and ultra-sharp screens, and have licensee reporting tools..

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized approximately $732,500 in software for the nine months ended September 30, 2015.  Software depreciation expense for the three months ended September 30, 2015 and 2014 was $82,456 and $6,308, respectively. Software depreciation expense for the nine months ended September 30, 2015 and 2014 was $178,003 and $6,308, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There has not been any impairment recorded as of September 30, 2015.

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

There are various factors that may cause these tax assumptions to change in the near term, and the Company may have to record a future valuation allowance against our deferred tax assets. The Company has provided a valuation allowance for the full amount of deferred tax assets at September 30, 2015 and Deecember 31, 2014. The Company recognizes the benefit of an uncertain tax position taken or expected to be taken on the Company’s income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

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

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of September 30, 2015 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or expires, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the transactions has been estimated using a Monte Carlo simulation.

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices.   The Company recognized a gain of $47,209 and a loss of $27,787 in the fair value of derivatives for the nine months ended September 30, 2015 and 2014, respectively. The Company recognized a gain of $19,221 and a gain of $38,750 in the fair value of derivatives for the three months ended September 30, 2015 and 2014, respectively. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $0 and $47,209 as of September 30, 2015 and December 31, 2014, respectively.

Derivatives - Bifurcated Conversion Option in Convertible Notes

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815,  Accounting for Derivative Financial Instruments and Hedging Activities, in certain instances, these instruments are required to be bifurcated and carried as derivative liabilities, at fair value, in our financial statements.

The Convertible Notes issued during the nine months ended September 30, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company’s own stock.

The Company’s derivative liability has been measured at fair value at September 30, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The Company recognized a gain of $214,014 in the fair value of derivatives for the nine months ended September 30, 2015. The Company recognized a gain of $267,342 in the fair value of derivatives for the three months ended September 30, 2015.  These derivative liabilities which arose from the issuance of the convertible notes resulted in an ending balance of derivative liabilities of $207,376 as of September 30, 2015.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). In general (all other factors being equal), the Company will record income when the market value of the Company’s common stock decreases and will record expense when the value of the Company’s stock increases. The fair value of these liabilities is estimated using Monte Carlo simulation.
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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014 is as follows:

Date of Valuation	September 30, 2015	December 31, 2014
Stock Price	$0.46	$1.00
Volatility	66%	67%
Strike Price	$0.75	$0.75
Risk-free Rate	0.0%	0.21%
Maturity Date	11/24/15	8/13/15 to 11/24/15

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion options that are categorized within Level 3 of the fair value hierarchy as of September 30, 2015 is as follows:

Date of Valuation	September 30, 2015
Stock Price	$0.46
Volatility	68%
Strike Price	$0.75
Risk-free Rate	0.1%
Maturity Date	6/26/16

At September 30, 2015 and December 31, 2014, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at September 30, 2015:
	Carrying Value	Level 1	Level 2	Level 3
Earn-out liability	$535,462	$-	$-	$535,462
Conversion option	207,376	-	-	207,376
Derivative liability – warrants	-	-	-	-
Total securities	$742,838	$-	$-	$742,838

		Fair Value Measurements at December 31, 2014:
	Carrying Value	Level 1	Level 2	Level 3
Earn-out liability	$594,216	$-	$-	$594,216
Derivative liability – warrants	47,209	-	-	47,209
Total securities	$641,425	$-	$-	$641,425

The following tables present the activity for Level 3 liabilities for the nine months ended September 30, 2015:

Fair Value Measurements Using Level 3 Inputs

	WarrantDerivative Liability	Conversion Notes	Earn-out Liability	Total
Balance - December 31, 2014	$47,209	-	594,216	$641,425
Additions during the period	-	393,402		393,402
Total Unrealized (gains) or losses include in net loss	(47,209)	(186,026)	(58,754)	(291,989)
Balance - September 30, 2015	$-	207,376	535,462	$742,838

 Advertising

The Company expenses advertising costs as incurred and is recorded in selling and marketing. The Company has no existing arrangements under which the Company provides or receives advertising services from others for any consideration other than cash. Advertising expenses from continuing operation (primarily in the form of Internet direct marketing) totaled $13,955 and $166,129 for the three months ended September 30, 2015 and 2014, respectively. Advertising expenses from continuing operations (primarily in the form of Internet direct marketing) totaled $642,242 and $455,969 for the nine months ended September 30, 2015 and 2014, respectively.

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

5. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a quarterly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  As of December 31, 2014, approximately $825,000 of our accounts were fully reserved.  We recorded a bad debt reserve of $1,140,877 during the nine months ended September 30, 2015 and wrote off uncollectable accounts during the nine months ended September 30, 2015 in the amount of $1,032,994, all of which were fully reserved.  As of September 30, 2015, the Company has recorded an allowance for doubtful accounts of $932,934.

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

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  The Company charges interest rates on notes receivable averaging 14% which approximates a fair value.  The Company recorded approximately $28,000 and $93,000 in interest income for the three months and nine months ended September 30, 2015, respectively and approximately $15,000 and $35,000 in interest income for the three months and nine months ended September 30, 2014, respectively.

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

The Company determined that certain accounts with terminated services were uncollectable and wrote their remaining balances of $1,032,994 off to the reserve.  The Company identified those accounts with irregular payment histories and with low probabilities of collection. The Company established a reserve of $884,000 for the remaining balances of those accounts. Unearned income on notes receivable is amortized using the effective interest method.  Based upon the Company's methodology, the notes receivable balances with reserves and the reserves associated with those balances are as follows:

	September 30, 2015
	Gross Notes Receivable		Reserve		Net Notes Receivable
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$739,788	$822,319	$290,369	$370,377	$449,419	$451,942

Accounts Receivable	$793,830		$272,188		$521,642

	December 31, 2014
	Gross Notes Receivable		Reserve		Net Notes Receivable
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$760,417	$1,028,805	$286,571	$349,954	$473,846	$678,851

Accounts Receivable	$344,313		$188,527		$155,786

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term	Current	Long-Term
Balance at December 31, 2014	$286,571	$349,954	$188,527	$-
Incremental Provision	$358,450	$364,370	$418,056	$-
Charge offs	$(354,652)	$(343,947)	$(334,395)	$-
Balance at September 30, 2015	$290,369	$370,377	$272,188	$-

The allowance for doubtful accounts as a percentage of total receivables (which included accounts receivables and short and long-term notes receivables) was approximately 40% as of September 30, 2015 and approximately 39% as of December 31, 2014.

Short-term notes receivable

The Company received a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 from a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and matured in four months. For the three months and nine months ended September 30, 2015, the Company has recorded $18,461 and $27,381, respectively of interest income from this Note.  $90,000 of the principal amount was paid during first quarter of 2015, $20,000 was paid during the second quarter of 2015, $20,000 was paid during the third quarter.  For the three months ended September 30, 2015, we recorded bad debt expense related to the Note of approximately $172,000.

6. Common Stock and Warrants

Common stock

During the nine months ended September 30, 2015, the company issued 533,333 shares of common stock in exchange for consulting services.  47,500 shares of Series C Stock converted to 190,000 common shares during the nine months ended September 30, 2015.

7. Convertible Promissory Notes

During the nine months ended September 30, 2015, the Company closed on a private offering and issued and sold 22.25 units (the “Units”) to accredited investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $.75 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The relative fair value ascribed to the 1,183,339 warrants issued was approximately $318,000 and was recorded to additional paid-in capital. The Company used the net proceeds from the sale of the Units for general working capital. The Units were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company raised gross proceeds of $1,112,500 and issued warrants to acquire 1,483,340 shares of common stock.  Our CEO invested $150,000 in the Notes and received 200,001 Warrants related to the offering during the nine months ended September 30, 2015.

The embedded conversion feature of the notes was bifurcated and accounted for as a derivative liability at approximately $393,000 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, approximately $730,520 of debt discount was recorded and will be amortized over the term of the debt using the effective interest rate method.  As of September 30, 2015, the balance of the discount had been amortized down to approximately $425,000.

On July 15, 2015, the Company issued a Convertible Promissory Note in the principal amount of $400,000 inclusive of interest. The Note is for a term of six months. The Note bears interest at twelve percent per annum. The Note is secured by the assets of the Company. The Note may be converted into shares of the Company’s common stock at $0.75 per share. The Company also issued the holder warrants to purchase 500,000 shares of the Company’s common stock. The proceeds were allocated based on the relative fair value of the debt and the warrant.  The warrants have an exercise price of $0.75 per share and have a term of two years.  The relative fair value ascribed to the 500,000 warrants issued was approximately $49,000 and was recorded to additional paid-in capital.  This amount will be amortized over the term of the debt using the effective interest rate method. As of September 30, 2015, the balance of the discount has been amortized down to $29,000.

8. Notes Payable

On August 26, 2015, the Company entered into a Business Promissory Note and Security Agreement with Bank of Lake Mills for the principal sum of $200,000 and an interest rate of 22%. The Note is for a term of six months with a weekly repayment schedule ending February 22, 2016. The Note includes standard representations and warranties. The Note is secured by certain assets of the Company as well as a personal guarantee by chief executive officer Alex Minicucci. The total repayment amount including interest and principal is $244,637 to be paid pro-rata weekly ending February 22, 2016.  For the three and nine months ended September 30, 2015, we recorded interest expense related to the note of $8,584.  For the nine months ended September 30, 2015, we have paid approximately $37,600 in principal repayments related to the Note.

9. Due to Related Party

On August 14, 2015 and September 28, 2015, the Company entered into a Loan Agreement with our CEO, Alex Minicucci (who is a related party), for the principal sum of $65,000 and $35,000, respectively.  The Loan is to be paid off by December 31, 2015 and includes an interest rate of 5%.  For the three and nine months ended September 30, 2015, we recorded interest expense related to the loan of $271.

10. Convertible Preferred Stock

 Series C Convertible Preferred Stock

At September 30, 2015 and December 31, 2014, the Company had 3,709,729 and 3,757,229 shares, respectively, of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  Shareholders converted 47,500 shares of Series C Stock to 190,000 common shares during the nine months ended September 30, 2015.

11. Agreements with Former Officers

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

12. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months and nine months ended September 30, 2015 and 2014 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	September 30,
	2015	2014
Convertible notes	1,512,500	-
Common stock options	8,666,833	6,306,667
Investor warrants	23,861,368	21,987,562
Compensation warrants	1,895,000	3,750,653
Excluded potentially dilutive securities	35,935,701	32,044,882

13. Stockholders’ Equity

Stock Options and Warrants

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the nine months ended September 30, 2015 and 2014 was as follows:

	For the nine months ended September 30,
	2015	2014
Beginning balance outstanding	23,933,922	7,977,990
Warrants issued during the year:
In connection with sales of common and preferred stock	-	17,918,675
In connection with issuance of convertible notes	1,983,340	-
Expired or cancelled during the year	(160,894)	(158,450)
Ending balance outstanding	25,756,368	25,738,215

Option activity for the nine months ended September 30, 2015 and 2014 was as follows:

	For The Nine Months Ended
	September 30,
	2015	2014
Beginning balance outstanding	8,807,667	1,566,667
Issued during the year:	600,000	5,918,000
Expired or cancelled during the year	(740,834)	(110,000)
Ending balance outstanding	8,666,833	7,374,667

The numbers and exercise prices of all options and warrants outstanding at September 30, 2015 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
478,312	7.53	4th Qtr, 2015
300,000	6.50	1st Qtr, 2016
1,465,833	6.75	2nd Qtr, 2016
625	9.00	3rd Qtr, 2016
666,811	7.55	4th Qtr, 2016
34,749	7.99	1st Qtr, 2017
1,709,810	7.05	2nd Qtr, 2017
576,430	1.53	3rd Qtr, 2017
1,542,338	6.71	4th Qtr, 2017
10,000	6.60	1st Qtr, 2018
22,275,623	1.09	1st Qtr, 2019
893,336	0.92	2nd Qtr, 2019
1,113,000	1.16	3rd Qtr, 2019
2,623,000	1.15	4th Qtr, 2019
525,000	0.92	1st Qtr, 2020
75,000	0.65	2nd Qtr, 2020
133,334	7.05	4th Qtr, 2022
34,423,201

Stock-based Compensation

Results of operations for the three months ended September 30, 2015 and 2014 include stock based compensation costs totaling $199,207 and $1,412,601, respectively, of which $199,207 and $1,296,473, respectively, was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  $0 and $116,128 were charged to discontinued operations, respectively.

Results of operations for the nine months ended September 30, 2015 and 2014 include stock based compensation costs totaling $1,053,508 and $4,505,545, respectively, of which $1,053,508 and $3,695,868, respectively, was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  $0 and $845,677 were charged to discontinued operations, respectively.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the nine months ended September 30, 2015 and 2014:

	For The Nine Months Ended
	September 30,
	2015	2014
Expected life (in years)	2.89 years	4.23 years
Weighted average volatility	108.92%	90.14%
Forfeiture rate	14.21%	11.43%
Risk-free interest rate	.97%	1.14%
Expected dividend rate	0.00%	0.00%

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

As of September 30, 2015, $643,576 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 39.4 months.

14. Subsequent Events

Effective October 1, 2015, the Company entered into a strategic consulting agreement with Siskey Capital, LLC. Siskey Capital has over twenty years of seasoned executive level management, brand positioning, technology architecture and venture capital expertise. Siskey Capital, LLC will provide strategic guidance in the overall operations of the company including without limitation product development, engineering, sales, personnel and business development. The retention is for nine months. In connection with the retention the Company agreed to grant Siskey Capital (1) 750,000 shares of the Company's restricted common stock, 375,000 of which shall be issued immediately and the remaining 375,000 after completion of the first phase of the consulting project, and (2) 750,000 options to purchase shares of the Company's restricted common stock with an exercise price of $0.75 to be paid quarterly and subject to the completion of certain goals. Siskey Capital will also receive a monthly per diem of $9,800.

Effective October 1, 2015, Joseph Proto resigned his position as Chairman of the Board of Directors of the Company. Mr. Proto will remain a member of the Board of Directors and a member of the Company's Compensation Committee.

Effective October 1, 2015, Jerold Rubinstein, currently a member of the Board of Directors, has been appointed Chairman of the Board. Mr. Rubinstein has served as a member of the Board of Directors and the Chairman of the Company's Audit Committee since October 1, 2013.

In connection with Mr. Rubinstein's appointment to the Board, the Company agreed to grant Mr. Rubinstein a stock option to purchase up to 1,358,696 shares of common stock at an exercise price of $0.46 per share and having a term of 5 years.

On November 12, 2015, the Company issued a Convertible Promissory Note to an investor, Dyke Rogers, in the principal amount of $150,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Note bears interest at nine percent per annum and has a maturity date of six months.

On November 13, 2015, the Company issued Convertible Promissory Notes to five investors;  Sol J Barer in the principal amount of $80,000, Isaac Blech in the principal amount of $34,000, West Charitable Remainder Unitrust in the principal amount of $80,000, River Charitable Remainder Trust in the principal amount of $53,333, and Liberty Charitable Remainder Trust in the principal amount of $40,000. The Notes feature a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000.  In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Notes bears interest at nine percent per annum and has a maturity date of six months.

On November 16, 2015, the Company issued a Convertible Promissory Note to an investor, Windham-BMP Investment I, LLC, in the principal amount of $48,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000.   In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Note bears interest at nine percent per annum and has a maturity date of six months.

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

Business Overview

We are a national full-service mobile and loyalty marketing agency that offers a means for small and large business owners alike to better connect with their consumers and generate sales. We do business under the name “SMS Masterminds.” The core of our business involves two licenses which include, among other things, a proprietary SaaS (software as a service) system, proprietary marketing and sales training materials and mobile-responsive website building software.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

The Company had total revenues of $1,195,576 and $1,187,278 for the three months ended September 30, 2015 and 2014, respectively.

Our revenues increased $8,298 over the prior year due to our acquisition of SMS and TechXpress and were comparable to the prior year.

Comparison of Operating Expenses for the Three Months Ended September 30, 2015 and 2014

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses were $13,955 and $166,129 for the three months ended September 30, 2015 and 2014, respectively. The decrease of $152,174 was due to discontinuance of some marketing programs during the quarter.

Personnel related expenses

Personnel related expenses were $1,373,065 and $2,030,516 for the three months ended September 30, 2015 and 2014, respectively. This amounted to a decrease of $657,451 or 32.4%.  Overall decreases in personnel related expenses were due to lower option grants made to employees and directors offset by higher staffing levels in 2015. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Mobile platform processing expenses

Mobile platform processing expenses were $433,468 and $245,097 for the three months ended September 30, 2015 and 2014, respectively. The increase of $188,371 was the result of increased costs in our operations due to increased licensees during the third quarter of 2015.

Amortization of intangible assets

Amortization of intangible assets was $84,660 and $77,887 for the three months ended September 30, 2015 and 2014, respectively.

General and administrative expenses

General and administrative expenses totaled $1,332,498 and $444,259 for the three months ended September 30, 2015 2014, respectively. The increase of $888,239 was mainly due to increased legal fees investor relations expenses and depreciation expense.  The Company accelerated the depreciation in the amount of $439,000 on the kiosks, which have seven inch screens, to reduce their net book value to zero due to technological obsolescence.  In the fourth quarter, they will be replaced by ten inch screens and some new seven inch screens which will be able to run offline from Wi-Fi, have faster processors and ultra-sharp screens, and have licensee reporting tools.

Bad debt expense

Bad debt expenses totaled $878,472 and $69,445 for the three months ended September 30, 2015 and 2014, respectively.  We recorded bad debt write-offs due to non-performing accounts in our SMS division and our Note from a third party.

Earn-out liability expense

The change in fair value of earn-out liability expenses totaled $0 and $(380,358) for the three months ended September 30, 2015 and 2014, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Non-operating income and expense

For the three months ended September 30, 2015 and 2014, net interest income totaled $7,305 and ($711), respectively.

For the three months ended September 30, 2015 and 2014, amortization of debt discount totaled ($188,972) and $0, respectively.  The increase of ($188,972) was due to the convertible notes financings entered into during the three months ended June 30, 2015.

During the three months ended September 30, 2015 and 2014, we recognized a gain and a (loss) from the change in the fair value of derivative liabilities of $286,563 and ($200,237), respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the fair value of the bifurcated conversion options in convertible notes.

Discontinued operations

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, we decided to begin a wind down of the operations of its Card Division.  We have classified this as discontinued operations.  For the three months ended September 30, 2015 and 2014, the net loss from discontinued operations totaled $0 and $719,893, respectively.

 Net loss and net loss per share

For the three months ended September 30, 2015 and 2014, our net loss was $2,815,646 and $2,386,538, respectively. Our basic and diluted net loss per share was $0.15 and $0.15 for the three months ended September 30, 2015 and 2014, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The Company had total revenues of $5,291,760 and $2,864,513 for the nine months ended September 30, 2015 and 2014, respectively.

Our revenues increased $2,427,247 over the prior year due to our acquisition of SMS and TechXpress and the increased number of licensees.

Comparison of Operating Expenses for the Nine Months Ended September 30, 2015 and 2014

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses were $642,242 and $455,969 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $186,276 was mostly due to our SMS acquisition during the first quarter 2014 and marketing spend to bring more brand awareness to our products during the first two quarters of 2015.

Personnel related expenses

Personnel related expenses were $4,475,836 and $5,328,389 for the nine months ended September 30, 2015 and 2014, respectively. This amounted to a decrease of $852,553 or a 16.0% decrease.  Overall decreases in personnel related expenses were due to significantly higher option grants in 2014 made to employees and directors offset by higher payroll related costs due to our SMS and TechXpress acquisition. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Mobile platform processing expenses

Mobile platform processing expenses were $1,036,965 and $663,397 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $373,568 was the result of our SMS acquisition during the first quarter 2014

Amortization of intangible assets

Amortization of intangible assets was $253,219 and $203,388 for the nine months ended September 30, 2015 and 2014, respectively.  The increase of $49,831 was mainly due to our SMS and TechXpress acquisitions.

General and administrative expenses

General and administrative expenses totaled $2,654,748 and $1,471,868 for the nine months ended September 30, 2015 2014, respectively. The increase of $1,182,880 was mainly due to the increased legal expenses, investor relations costs, and depreciation expense.  The Company accelerated the depreciation in the amount of $439,000 on the kiosks, which have seven inch screens, to reduce their net book value to zero due to technological obsolescence.  In the fourth quarter, they will be replaced by ten inch screens and some new seven inch screens which will be able to run offline from Wi-Fi, have faster processors and ultra-sharp screens, and have licensee reporting tools.

Bad debt expense

Bad debt expenses totaled $1,313,349 and $199,087 for the nine months ended September 30, 2015 and 2014, respectively.  We recorded bad debt write-offs due to non-performing accounts in our SMS division and our Note from a third party.

Earn-out liability expense

The change in fair value of earn-out liability expenses totaled ($58,754) and ($276,257) for the nine months ended September 30, 2015 and 2014, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Non-operating income and expense

For the nine months ended September 30, 2015 and 2014, net interest income totaled $60,202 and ($448), respectively.

For the nine months ended September 30, 2015 and 2014, amortization of debt discount totaled ($325,910) and $0, respectively.  The increase was due to the convertible notes financings during the three months ended June 30, 2015.

During the nine months ended September 30, 2015 and 2014, we recognized a gain and a (loss), respectively, from the change in the fair value of derivative liabilities of $233,235 and ($260,829), respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the fair value of the bifurcated conversion options in convertible notes

Discontinued operations

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, we decided to begin a wind down of the operations of its Card Division.  We have classified this as discontinued operations.  For the nine months ended September 30, 2015 and 2014, the net loss from discontinued operations totaled $0 and $2,731,009, respectively.

Net loss and net loss per share

For the three months ended September 30, 2015 and 2014, our net loss was $5,058,318 and $8,173,614, respectively. Our basic and diluted net loss per share was $0.27 and $0.53 for the three months ended September 30, 2015 and 2014, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive and the fair value of the bifurcated conversion options in convertible note.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2015 and 2014

We have primarily financed our operations to date through the sale of unregistered equity. At September 30, 2015, our total current assets were $1,146,907. Total current liabilities were $3,509,007, long-term liabilities were $535,462, and our stockholders’ equity totaled $4,044,396. At September 30, 2014, our total current assets were $4,570,158. Total current liabilities were $1,327,371, long-term liabilities were $960,986, and our stockholders’ equity totaled $10,349,381.  These liabilities represent the fair value of the warrants. Any future settlement of these securities could result either: (1) upon their expiration unexercised; or (2) upon their exercise and receipt of cash by our Company of the cash proceeds of their exercise (assuming the exercise is not affected on a cashless basis allowed by some of the outstanding warrants accounted for as derivatives).

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

Our cash and cash equivalents balance at September 30, 2015 totaled $25,846.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the two-year period ended December 31, 2014), there exists substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements at September 30, 2015 do not contain any adjustments related to the outcome of this uncertainty.

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

Contractual Obligations

Our corporate offices are located in San Luis Obispo, CA, where we lease offices in two different locations with approximately 10,000 square feet of office space.  The monthly payment is approximately $10,572, including association and common area maintenance charges and we have lease payment obligations remaining through December 2017. The building that we lease at 805 Aerovista Parkway is owned by Alexander P Minicucci Trust, which is a related party transaction due to the trust being controlled by the Company's chief executive officer. The Company assumed the lease at or near the time of the asset purchase agreement between the Company and SMS Masterminds/Intellectual Capital at which time the office became the company's corporate headquarters.

On July 17, 2015, the Company entered into a lease agreement with Sea Oak, LP (the “Landlord”), under which the Company has agreed to lease approximately 2,913 square feet of office space to be utilized for additional sales personnel, the office to be located at 3450 Broad Street, Suite 104, San Luis Obispo, CA 93401.  The term of the lease will commence on July 17, 2015 and continue for forty months. The Company has an option to renew the lease for two renewal terms of three years each. Under the lease agreement, the first four months are rent-free and then the base rent will be approximately $4,136 per month for the following twelve months.  The base rent will increase to approximately $4,748 per month for the twelve months thereafter and $4,864 per month for the twelve months thereafter.  In addition to monthly base rent, the Company will pay its pro rata share of the Landlord’s common area operating expenses associated with the premises. If the Company exercises its option to renew the lease, the base rent will be negotiated between the parties to determine the appropriate market rate at that time.

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

We recognize revenues when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the products or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	the collection of the related fees is reasonably assured.

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

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting amounts previously reported. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date.  Effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.  This ASU will not have a material effect on the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2015. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

Based on management's evaluation as of September 30, 2015, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of September 30, 2015 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 – Exhibits

Exhibit No.	Description
10.1*	Form of Convertible Note for Notes dated November 12, 2015, November 13, 2015, and November 16, 2015
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by President
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

*	Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The SpendSmart Networks, Inc., a Delaware corporation
By:	/s/ ALEX MINICUCCI
Alex Minicucci, Chief Executive Officer

November 16, 2015

By:	/s/ BRUCE NEUSCHWANDER
Bruce Neuschwander, Chief Financial Officer

November 16, 2015