Form 10-K
period 2015-12-31
SPENDSMART NETWORKS, INC.
filed 2016-04-15
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No  ☒
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).
Large accelerated filer☐Accelerated filer☐Non-accelerated filer☐(1)  Smaller reporting company☒
(1) Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common equity on June 30, 2015 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $.66) was approximately $12,347,658. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by

At April 8, 2016, there were 39,354,620 shares outstanding of the issuer’s common stock, par value $0.001 per share.

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

i

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

With our mobile and loyalty marketing programs and proprietary responsive website building software, we provide proprietary loyalty systems and a suite of digital engagement and marketing services that help local merchants build relationships with consumers and drive revenues. These services are sold, implemented and supported both internally and by a vast network of certified digital marketing specialists, aka “Certified Masterminds,” who drive revenue and consumer relationships for merchants via loyalty programs, custom mobile-responsive websites, review generation and management, social media engagement, mobile marketing, mobile commerce and financial tools, such as reward systems. We enter into licensing agreements for our proprietary loyalty and mobile marketing solutions and custom mobile-responsive website building tools with “Certified Masterminds” which sell and support the technology in their respective exclusive markets. We provide training materials, best practice guides and other resources to our licensees, including access to a “Mentor,” who is an existing successful “Mastermind.” In addition to our introductory training program, our licensees have access to an online forum and knowledge base, and the ability to interface with various in house resources for needs related to merchant account management and support, as well as sales and business development.

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

We generate revenues primarily in the form of set up fees, recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for our support services.  Business development and set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.

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

BellyCard is a provider of loyalty rewards platforms directly to merchants utilizing a touchscreen tablet to digitize the punch card type loyalty program. They claim to have a total of ten thousand merchants located in the US. They utilize an iPad device as their touchscreen interface and have robust customer analytics engine that the merchant can utilize to understand trends in their business. They do not at this time provide any texting capability and do not have localized support or sales teams. They instead rely on national support and an outsourced phone sales team.

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

Pre-Paid Credit Card

On November 26, 2014, in an effort to reduce expenses as well as focus its resources on its mobile and loyalty marketing solutions, the Company decided to begin a wind down of the operations of its pre-paid credit card product. All credit card related operations ceased on or about January 26, 2015. The Company will maintain certain card customer data for five (5) years. The pre-paid card program included our general-purpose card and our SpendSmart MasterCard Teen Prepaid Card.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition. We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue,” the negative of these words, other words and terms of similar meaning and the use of future dates. These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report, including under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements generally relate to:

●	the status of our development of product and services;

●	our future operating expenses, anticipated burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations;

●	the market size and market acceptance of our products and services;

●	the effect of new accounting pronouncements and other legislation; and

●	our continuing losses.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to us.  Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Part I.  Item 1A. Risk Factors” below.  We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Part I.  Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Part I. Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.  We assume no obligation to update our forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission

Item 1A – Risk Factors

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

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF SMS MASTERMINDS.

An integral part of our current, proposed growth strategy was the consummation of the acquisition of substantially all of the assets of SMS Masterminds. The SMS Masterminds transaction involved a number of risks and presented financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired assets; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities.

THERE ARE RISKS ASSOCIATED WITH THE ACQUISITION OF THE TECHXPRESS WEB BUSINESS.

Part of our growth strategy was the consummation of the acquisition of substantially all of the web assets of TechXpress. The TechXpress transaction involved a number of risks and presented financial, managerial and operational challenges, including: diversion of management’s attention from running the existing business; increased expenses, including legal, administrative and compensation expenses resulting from newly hired employees; increased costs to integrate personnel, customer base and business practices of the acquired assets; adverse effects on reported operating results due to possible write-down of goodwill associated with the acquisition; and dilution to stockholders due to the issuance of securities.

WE FACE COMPETITION FROM OTHER MOBILE AND LOYALTY SYSTEMS.

We face competition from other companies with similar product offerings.  Many of these companies have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us.  Many of these companies also have more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

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

Changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. We could face more stringent Telephone Consumer Protection Act regulations, as well as more stringent compliance with which could be expensive and time consuming. Changes in laws and regulations governing the way our products and services are sold or in the way those laws and regulations are interpreted or enforced could adversely affect our ability to distribute our products and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of merchants and subscribers, which in turn could materially and adversely impact our operations.  We also face the risk that our text messaging system will be found to be in violation of or used in a manner that is a violation of the Telephone Consumer Protection Act.

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

We, as part of the processing of payment from our licensees, and the banks that previously issued our cards, network acceptance members and/or third-party processors receive, transmit and store confidential customer and other information in connection with payments related to our licensees as well as the previous sales and uses of our prepaid cards. Encryption software and the other technologies used to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of such security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at the bank that issues our cards, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects.

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

WE ARE DEPENDENT UPON CONSUMER TASTES WITH RESPECT TO PREFERRED METHODS OF MOBILE COMMUNICATION FOR THE SUCCESS OF OUR PRODUCTS AND SERVICES.

Our product offerings’ acceptance by consumers and their consequent generation of revenues will depend upon a variety of unpredictable factors, including:

● Public taste, which is always subject to change;

● The quantity and popularity of other communication platforms; and

● The fact that the sales methods chosen for the products and services we market may be ineffective.

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

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of any ultimate liability from such claims cannot be determined.   On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit titled Telford v. Intellectual Capital, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The Company believed the Plaintiff’s allegations had no merit but based upon the economics of continued litigation, the Company resolved the lawsuit in May 2015 for the sum of $34,612, and the action is no longer pending. On July 8, 2015, Intellectual Capital Management, LLC dba SMS Masterminds and SpendSmart Networks, Inc. were named in a potential class-action lawsuit entitled Peter Marchelos, et al v. Intellectual Capital Management, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991. This litigation involves the same licensee and merchant as the Telford lawsuit and the same attorneys represent the plaintiffs in this action. The claim of one of the two plaintiffs was resolved for $1,701. The Company believes the Plaintiffs’ allegations have no merit and is vigorously defending the action.  Because this lawsuit is in an early stage, we are unable to predict the outcome of the lawsuit and the possible loss or range of loss, if any, associated with its resolution or any potential effect the lawsuit may have on our operations.  There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The FTC has also proposed revisions to the Children's Online Privacy Protection Act, or COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission on website operators to the extent they collect certain information from children who are under 13 years old. The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients collect through mobile devices or apps that is not currently subject to COPPA.

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

Financial Risks

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT OUR COMPANY WILL CONTINUE AS A GOING CONCERN.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

OUR NET OPERATING LOSS (“NOL”) CARRY-FORWARD IS LIMITED.

We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of The SpendSmart Payments Company-CA, SMS Masterminds, and TechXpress, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

WE HAVE IDENTIED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.  IF WE FAIL TO DEVELOP OR MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD.  AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

During the preparation of our consolidated financial statements for the year ended December 31, 2015, we and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. See “Report of Management on Internal Control over Financial Reporting.” Management determined the control deficiencies constitute a material weakness in our internal control over financial reporting.

The existence of a material weakness could result in errors in our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock.

Item 1B. – Unresolved Staff Comments.

Not applicable.

Item 2 –Properties

Our corporate offices are located in San Luis Obispo, CA, where we lease approximately 7,500 square feet of office space in two locations.  The building that we lease at 805 Aerovista Parkway is owned by Alexander P Minicucci Trust, which is a related party transaction due to the trust being controlled by the Company's chief executive officer.  The total monthly payment for both locations is approximately, $15,678 including association and common area maintenance charges.  We also had offices in Des Moines, IA, where we leased approximately 500 square feet of office space.  The monthly payments for the facility were approximately $600, including common area maintenance charges.  We closed our Des Moines offices on June 30, 2015.  We believe our facilities are in good condition and adequate to meet our current and anticipated requirements.

Item 3 – Legal Proceedings

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of any ultimate liability from such claims cannot be determined.  On January 1, 2014, Intellectual Capital Management, LLC dba SMS Masterminds was named in a potential class-action lawsuit titled Telford v. Intellectual Capital, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The Company believed the Plaintiff’s allegations had no merit but based upon the economics of continued litigation, the Company resolved the lawsuit in May 2015 for the sum of $34,612, and the action is no longer pending. On July 8, 2015, Intellectual Capital Management, LLC dba SMS Masterminds and SpendSmart Networks, Inc. were named in a potential class-action lawsuit entitled Peter Marchelos, et al v. Intellectual Capital Management, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991. This litigation involves the same licensee and merchant as the Telford lawsuit and the same attorneys represent the plaintiffs in this action. The claim of one of the two plaintiffs was resolved for $1,701. The Company believes the Plaintiff’s allegations have no merit.  There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

	High	Low
Year ended December 31, 2015
First Quarter	$1.17	$0.71
Second Quarter	$0.80	$0.55
Third Quarter	$0.70	$0.43
Fourth Quarter	$0.50	$0.14

Year ended December 31, 2014
First Quarter	$1.59	$0.71
Second Quarter	$3.34	$1.00
Third Quarter	$1.65	$1.01
Fourth Quarter	$1.20	$0.73

The quotes represent inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders of Record

As of April 8, 2016, 39,354,620 shares of our common stock were issued and outstanding, and held by approximately 2,000 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2015 with respect to compensation plans under which our common stock is authorized for issuance.

On January 8, 2013, our Board of Directors approved the adoption of our 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by our shareholders on February 15, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 10,000,000 shares of the common stock of our Company.  On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Networks, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan has been approved by our shareholders.  The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of our Company.  We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders).  The 2007 Plan has similar provisions and purposes as the 2011 Plan.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 266.666 shares of the common stock of our Company.  The table below sets forth information as of December 31, 2015 with respect to our 2007 Plan, 2011 Plan, and 2013 Plan: Upon shareholder approval of the 2013 Plan, our Board has expressed its intentions to issue no more shares under the 2011 and 2007 Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders (2007 Plan)	-	-	266,666
Equity compensation plans approved by shareholders (2011 Plan)	533,333	7.29	1,133,334
Equity compensation plan approved by shareholders (2013 Plan)	1,963,000	1.16	8,037,000
Total	2,496,333	2.47	9,437,000

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. See “FORWARD LOOKING STATEMENTS” paragraph above and Part I. Item 1. Business-Cautionary Note Regarding Forward-Looking Statements.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, SpendSmart Networks, Inc.-CA and the consolidated results of the company. The Company purchased SpendSmart Networks, Inc.-CA on October 16, 2007.  On February 11, 2014, we acquired substantially all of the assets of Intellectual Capital Management, LC, dba “SMS Masterminds”.  As a result of the SMS Masterminds asset acquisition, the company is a national full-service mobile and loyalty marketing agency that offers a means for small and large business owners alike to better connect with their consumers. Through our mobile and loyalty marketing programs and proprietary website building software, the company provides proprietary loyalty systems and a suite of digital engagement and marketing services that help local merchants build relationships with consumers and drive revenues. These services are sold, implemented and supported both internally and by a vast network of certified digital marketing specialists, aka “Certified Masterminds,” who drive revenue and consumer relationships for merchants via loyalty programs, custom websites, social media engagement, mobile marketing, mobile commerce and financial tools, such as reward systems. We enter into licensing agreements for our proprietary loyalty and mobile marketing solutions and custom website building tools with “Certified Masterminds” which sell and support the technology in their respective markets. We provide training materials, best practice guides and other resources to our licensees. The licensees also utilize loyalty kiosks provided to their merchants. The loyalty kiosks are tablet devices set up in physical retail locations where Consumers can enter their mobile phone number to “opt-in” to receive notifications from the merchant.

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

In November 2014, we began winding down our prepaid card product offerings and completed that process in January 2015.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

The Company had total revenues of $5,588,002 for the year ended December 31, 2015 and $4,036,196 for the year ended December 31, 2014.

Our revenues increased $1,551,806 or 38.4% over the prior year due to our acquisition of SMS and TechXpress (which happened in third quarter 2014).  This was the result of expanding into more markets throughout the country in 2015 with our Engage license.  In 2015, we expanded our product line to offer the Thrive license to licensees, which increased their ability to market directly to merchants.

Comparison of Operating Expenses for the Years Ended December 31, 2015 and December 31, 2014

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses
Selling and marketing expenses for the years ended December 31, 2015 and 2014 totaled $582,042 and $753,466, respectively. This was a decrease of $171,424.  In 2015, we focused our marketing efforts on those territories where we had a better opportunity to expand into immediately.

Personnel related expenses

Personnel related expenses totaled $6,426,273 during the year ended December 31, 2015 and $7,316,885 for the year ended December 31, 2014. This amounted to a decrease of $890,612 or a 12.2% decrease from 2014 to 2015.  Overall increases in wage and salary related expenses reflected the acquisition of SMS during the first quarter and TechXpress during the third quarter of 2014 offset by lower stock based compensation expense (lower option and warrant grants made to directors and executive officers). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $1,465,576 for the year ended December 31, 2015 ($1,048,377 for the year ended December 31, 2014). This resulted in an increase of $417,199 compared to 2014. This increase was related to our increased number of licensees compared to 2014 and the infrastructure costs needed to handle them. This related to the increase in our licensees from 123 at the end of 2014 and 190 at the end of 2015.

Amortization of intangible assets

Amortization of intangible assets totaled $337,879 for the year ended December 31, 2015 and $288,700 for the year ended December 31, 2014, respectively.  This resulted in an increase of $49,179 from 2014 to 2015.  The amount for our SMS acquisition was $324,290 and $283,754 for 2015 and 2014, respectively and the TechXpress acquisition was $13,589 and $4,946 for 2015 and 2014, respectively.

General and administrative expenses

General and administrative expenses totaled $3,467,554 for the year ended December 31, 2015 and $2,144,740 for the year ended December 31, 2014. This resulted in an increase of $1,322,814 or 61.7% from 2014 to 2015.  We had increases in investor relations consulting, and insurance expense during the year offset by decreases in legal and accounting expenses.  In 2015, the Company accelerated depreciation on our kiosks, which have seven inch screens, to reduce their net book value to zero due to technological obsolescence.

Bad debt expense

Bad debt expenses totaled $1,417,952 for the year ended December 31, 2015 and $686,641 for the year ended December 31, 2014.  We recorded bad debt write offs due to non-performing accounts in our receivables as well as our third party Notes Receivable.

Impairment on intangible assets

Impairment expenses totaled $1,189,246 for the year ended December 31, 2015 and $0 for the year ended December 31, 2014.  We recorded impairment expense on our intangible assets of $1,083,875 related to our SMS customer base and $105,371 related to our TechXpress customer base for the year ended December 31, 2015.

Impairment on goodwill

Impairment expenses related to our goodwill totaled $3,202,276 for the year ended December 31, 2015 and $0 for the year ended December 31, 2014.  As part of our annual impairment assessment at year end, we noted that our future cashflow will be lower than originally anticipated and as a result, our goodwill has been fully impaired as of December 31, 2015.  We recorded impairment expense due to the goodwill impairment analysis that was done at December 31, 2015.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $594,216 for the year ended December 31, 2015 and $13,582 for the year ended December 31, 2014.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Years Ended December 31, 2015 and December 31, 2014

For the years ended December 31, 2015 and 2014, net interest income totaled $140,276 and $1,805, respectively. This was an increase of $138,471.  This related to the increase in our financings related to new licensees from 45 at the end of 2014 and 120 at the end of 2015.

For the years ended December 31, 2015 and 2014, interest expense totaled $143,663 and $3,271, respectively. This related to our convertible notes and our notes payable serviced during 2015.

For the years ended December 31, 2015 and 2014, other income totaled $4,149 and $0, respectively.

For the years ended December 31, 2015 and 2014, amortization of debt discount totaled ($456,475) and $0, respectively.  The increase was due to the convertible notes financings during the year ended December 31, 2015.

During the year ended December 31, 2015, we recognized a gain from the change in the fair value of derivative liabilities of $457,811 (and a loss of $14,759 in 2014).  These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the fair value of the bifurcated conversion options in convertible notes.

Comparison of Discontinued Operations for the Years Ended December 31, 2015 and December 31, 2014

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, the Company decided to begin a wind down of the operations of its Card Division.  We have classified this as discontinued operations.  For the years ended December 31, 2015 and 2014, the net loss from discontinued operations totaled $0 and $3,983,107, respectively.

Comparison of Net Loss and Net Loss per Share for the Years Ended December 31, 2015 and December 31, 2014

For the years ended December 31, 2015 and 2014, our net loss was $11,904,482 and $8,205,256, respectively. Our basic and diluted net loss per share was $.63 and $.51 for the years ended December 31, 2015 and December 31, 2014, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources for the Years Ended December 31, 2015 and December 31, 2014

We have primarily financed our operations to date through the sale of unregistered equity. At December 31, 2015, our total current assets were $899,439. Total current liabilities were $5,071,215, long-term liabilities were $0, and our stockholders’ deficiency totaled ($1,948,272).

We may raise additional funding through the sale of unregistered common stock and warrants although there can be no assurance that we will be successful in raising such funds. This description of our recent financing and our future plans does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same. As of December 31, 2015, we had raised $661,424 related to our Tender Offer financing.  During the year, we raised approximately $2,160,000 from our convertible notes financings and raised an additional $2,023,000 in 2016 related to our Tender Offer financing.

We had a decrease in cash for the year of $771,814.  We had significant cash outlays relating to ramping up staffing during the year to handle our increased licensee base, increased software development costs to improve our technology related to new product offerings, and an increase in licensee financings, offset by financings.  Our cash and cash equivalents balance at December 31, 2015 totaled $470,341.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements, there exists substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not contain any adjustments related to the outcome of this uncertainty.

Our recurring losses, negative working capital, and accumulated deficit balances increase the risks of our Company to continue operations.  We currently have remediation plans focused on reducing our workforce and overall overhead expenses.

We currently plan to raise capital through additional financings in order to fund our operations.

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

Revenue Recognition

We generate revenues primarily in the form of set up fees, recurring license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for our support services.  Business development and set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.  Our 2015 revenue of $5,588,002 is net of $95,284 in reserves associated with initial package fee that hadn’t been realized per our revenue recognition policy as of December 31, 2015.

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

License arrangements may also include set-up fees such as website development, delivery of tablets, professional services and training services, which are typically delivered within 30 days of the contract term. In determining whether set-up fee revenues should be accounted for separately from license revenues, we evaluate whether the set-up fees are considered essential to the functionality of the license using factors such as the nature of our products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the license fee. Substantially all of our set-up fee arrangements are recognized as the services are performed. Payments received in advance of services performed are deferred and recognized when the related services are performed.

We do not offer refunds and therefore have not recorded any sales return allowance for any of the years presented. Upon a periodic review of outstanding accounts receivable under the extended payment terms, amounts that are not being paid timely are deemed to be uncollectible and are written off against the allowance for doubtful accounts.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that fiscal year. Since we did not previously have any debt issuance costs, there was not a need for retrospective application. The guidance was adopted for the year ended December 31, 2015.  The adoption did not have a material impact on the financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

SPENDSMART NETWORKS, INC.
Index

Item 8 – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SpendSmart Networks, Inc.

We have audited the accompanying consolidated balance sheets of SpendSmart Networks, Inc. (the “Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpendSmart Networks, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses and has yet to establish a profitable operation and at December 31, 2015 has negative working capital and stockholders’ deficit. These factors among others raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey
April 14, 2016

SPENDSMART NETWORKS, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$470,341	$1,242,155
Accounts receivable, net of allowance for doubtful accounts of $295,759 at December 31, 2015 and $188,527 at December 31, 2014	141,830	155,786
Customer short-term notes receivable, net of allowance for doubtful accounts of $632,422 at December 31, 2015, and $286,571 at December 31, 2014	276,168	473,846
Third party short-term notes receivable, net of allowance for doubtful accounts of $0 at December 31, 2015 and 2014	-	416,133
Prepaid expenses	11,100	6,090
Total current assets	899,439	2,294,010

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $461,702 at December 31, 2015, and $349,954 at December 31, 2014	199,669	678,851
Property and equipment, net of accumulated depreciation of $1,035,960 on December 31, 2015 and $83,854 on December 31, 2014	896,146	581,124
Intangible assets, net of accumulated amortization of $626,579 on December 31, 2015 and $288,700 on December 31, 2014	1,570,575	3,097,700
Goodwill	-	3,202,276
Other assets	18,274	30,000
Total long-term assets	2,684,664	7,589,951

Other assets of discontinued operations	-	145,903

TOTAL ASSETS	$3,584,103	$10,029,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible notes	$1,817,320	$-
Notes payable	70,262	-
Due to related party	100,000	-
Accounts payable and accrued liabilities	1,491,282	337,673
Accrued interest payable	23,090	-
Deferred revenue	751,912	791,704
Deferred acquisition related payable	10,000	20,000
Cash received in connection with tender offer	661,424	-
Derivative liabilities - convertible options	179	-
Derivative liabilities - warrants	-	47,209
Total current liabilities	4,925,469	1,196,586

Long-term liabilities:
Earn-out liablity	-	594,216
Total long-term liabilities	-	594,216

Other liabilities of discontinued operations	375,951	869,140

Total liabilities	5,301,420	2,659,942

Stockholders equity:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,700,729 and 3,757,229 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	3,701	3,757
Common stock; $0.001 par value; 300,000,000 shares authorized; 20,458,761 and 18,435,239 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	20,459	18,435
Additional paid-in capital	90,879,480	88,064,205
Accumulated deficit	(92,620,957)	(80,716,475)
Total stockholders' equity	(1,717,317)	7,369,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,584,103	$10,029,864

See accompanying notes to the consolidated financial statements.

SPENDSMART NETWORKS, INC.
Consolidated Statements of Operations

	For the years ended December 31,
	2015	2014
Revenues:
Mobile Marketing / Licensing	$5,588,002	$4,036,196
Total revenues	5,588,002	4,036,196

Operating expenses:
Selling and marketing	582,042	753,466
Personnel related	6,426,273	7,316,885
Mobile Platform Processing	1,465,576	1,048,377
Amortization of intangible assets	337,879	288,700
General and administrative	3,467,554	2,144,740
Bad debt	1,417,952	686,641
Impairment on intangible assets	1,189,246	-
Impairment on goodwill	3,202,276	-
Change in fair value of earn-out liability	(594,216)	(13,582)
Total operating expenses	17,494,582	12,225,227

Loss from operations	(11,906,580)	(8,189,031)

Non-operating income (expense):
Interest income	140,276	1,805
Amortization of debt discount	(456,475)	(3,271)
Interest expense	(143,663)
Other income (expense)	4,149	-
Change in fair value of financial instruments	457,811	(14,759)
Total non-operating income (loss)	2,098	(16,225)

Net loss from continuing operations	(11,904,482)	(8,205,256)

Discontinued operations:
Loss from discontinued operations	-	(3,983,107)

Net loss	$(11,904,482)	$(12,188,363)

Basic and diluted net loss per share
Net loss from continuing operations	$(0.63)	$(0.51)
Loss from discontinued operations	$-	$(0.25)
Basic and diluted net loss per share	$(0.63)	$(0.76)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	18,972,053	16,052,990

See accompanying notes to the consolidated financial statements.

SPENDSMART NETWORKS, INC.
Statements of Changes in Stockholders' Deficit and Redeemable Preferred and Common Stock (not classified as equity)
For the years ended December 31, 2015 and December 31, 2014

	Series C				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (deficit)
Balance as of December 31, 2013	-	-	10,398,527	10,398	67,905,486	(68,528,112)	(612,228)
SMS acquisition	-	-	5,250,000	5,250	3,308,348	-	3,313,598
TechXpress acquisition	-	-	596,315	596	437,922	-	438,518
Issuance of Series C Preferredredeemable common and preferred stock and warrants for cash, net	4,072,426	4,072	-	-	10,467,931	-	10,472,003
Conversions of notes payable to preferred stock	226,655	227	-	-	141,862	-	142,089
Conversions of preferred stock to common stock	(541,852)	(542)	2,167,408	2,168	(1,626)	-	-
Issuance of common stock for services	-	-	22,989	23	19,977	-	20,000
Stock based compensation from stock options and warrants	-	-	-	-	5,784,305	-	5,784,305
Net loss	-	-	-	-	-	(12,188,363)	(12,188,363)
Balance as of December 31, 2014	3,757,229	$3,757	18,435,239	$18,435	$88,064,205	$(80,716,475)	$7,369,922
Conversions of preferred stock to common stock	(56,500)	(56)	226,000	226	(170)	-	-
Warrant conversions	-	-	750,000	750	126,750	-	127,500
Warrants issued in conjunction with convertible notes	-	-	-	-	386,118	-	386,118
Issuance of common stock for services	-	-	1,047,522	1,048	495,240	-	496,288
Stock based compensation from stock options and warrants	-	-	-	-	1,807,337	-	1,807,337
Net loss	-	-	-	-	-	(11,904,482)	(11,904,482)
Balance as of December 31, 2015	3,700,729	$3,701	20,458,761	$20,459	$90,879,480	$(92,620,957)	$(1,717,317)

See accompanying notes to consolidated financial statements.

SPENDSMART NETWORKS, INC.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,904,482)	$(12,188,363)
Less: Loss from discontinued operations	-	(3,983,107)
Net loss from continuing operations	(11,904,482)	(8,205,256)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	902,517	83,854
Amortization of intangible asset	337,879	288,700
Amortization of debt discount	456,475	-
Stock-based compensation	1,807,337	5,784,305
Issuance of common stock for services	496,288	20,000
Change in fair value of financial instruments	(457,811)	14,759
Accrued interest income on notes receivable from third party	(27,339)	(6,133)
Accrued interest expenses on notes payable	35,000	-
Impairment of goodwill	3,202,276	-
Impairment of intangible assets	1,189,246	-
Change in fair value of earn-out liability	(594,216)	(13,582)
Provision for bad debt	2,111,418	686,641
Changes in operating assets and liabilities:
Accounts receivable	(427,671)	(19,847)
Customer short-term notes receivable	(598,385)	(698,103)
Customer long-term notes receivable	(72,074)	(952,708)
Deferred revenue	(39,792)	541,907
Prepaid insurance	(5,010)	(2,023)
Other assets	11,726	(30,000)
Accounts payable and accrued liabilities	1,141,699	53,947
Net cash used in operating activities from continuing operations	(2,434,919)	(2,453,539)
Net cash used in discontinued operations	(347,286)	(4,137,481)
Net cash used in operating activities	(2,782,205)	(6,591,020)

Cash flows from investing activities:
Acquisition of TechXpress web business	-	(454,641)
Acquisition of Intellectual Capital Management LLC ("SMS")	-	(1,000,000)
Issuance of notes receivable to third party	-	(410,000)
Repayment of note receiveable	121,000	-
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(10,000)	(380,000)
Sale of property and equipment	-	251
Payment on long-term liabilities (SBA Loans)	-	(226,522)
Software development costs	(912,212)	(283,080)
Purchase of property and equipment	(305,326)	(382,149)
Net cash used in investing activities from continuing operations	(1,106,538)	(3,136,141)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(1,106,538)	(3,136,141)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock, common stock, and warrants	-	10,472,003
Net proceeds from warrant conversions	127,500	-
Proceeds from issuance of notes	200,000	-
Cash received in connection with tender offer	661,424	-
Repayment of notes	(129,738)	-
Proceeds from issuance of related party financing	100,000	-
Proceeds from issuance of convertible debt	2,157,743	-
Net cash provided by financing activities from continuing operations	3,116,929	10,472,003
Net cash used in discontinued operations	-	-
Net cash provided by financing activities	3,116,929	10,472,003

Net (decrease) increase in cash and cash equivalents	(771,814)	744,842

Cash and cash equivalents at beginning of the year	1,242,155	497,313
Cash and cash equivalents at end of the period	$470,341	$1,242,155

Non-cash Investing and Financing Activities:
The Company had conversion of 56,500 shares of Series C preferred stock into 226,000 shares of common stock during the year ended December 31, 2015.
The Company recorded a debt discount of $786,988 during the year ended December 31, 2015, of which $386,118 was the value of the 1,983,340 warrants issued and $410,780 was the fair value of the bifurcated conversion option.

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

The Company is a Delaware corporation. Through the subsidiary incorporated in the state of California, SpendSmart Networks, Inc. (“SpendSmart-CA”), the Company provides proprietary loyalty systems and a suite of digital engagement and marketing servers through our Mobile and Loyalty Marketing programs and proprietary website building software that help local merchants build relationships with consumers and drive revenues. The Company is a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying audited consolidated financial statements include the accounts of the Company and SpendSmart-CA as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All intercompany balances and transactions have been eliminated.

As of December 31, 2015, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through December 31, 2015 and have yet to establish profitable operations. At December 31, 2015, the company has a working capital deficiency of $4,026,030 and a stockholders deficiency of ($1,717,317).  These factors among others create a substantial doubt about our ability to continue as a going concern. The Company’s audited consolidated financial statements as of and for the periods ended December 31, 2015 do not contain any adjustments for this uncertainty.

The Company currently plans to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However there can be no assurance that we will be successful in consummating such financing. This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

The Company’s Offer to Amend and Exercise Warrants Tender Offer closed on February 8, 2016. Pursuant to the Offer to Amend and Exercise, an aggregate of 16,172,144 Original Warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $2,425,822.

2.  Discontinued Operations

On November 26, 2014, as part of SpendSmart Networks, Inc.'s (the "Company") efforts to reduce expenses as well as focus its resources on its Mobile and Loyalty Marketing Division, the Company decided to begin a wind down of the operations of its pre-paid credit card. All pre-paid card related operations ceased on January 26, 2015. The Company corresponded with its customers to affect an orderly wind down of its operations.

As a result of the wind-down, the Consolidated Financial Statements and related Notes for the periods presented herein reflect the pre-paid credit card operations as a discontinued operation.  Currently, the Company is only satisfying liabilities related to the pre-paid card operations.

Operating results of discontinued operations were as follows:

	For the years ended December 31,
	2015	2014

Revenues:	-	770,890

Selling and Marketing	-	196,646
Personnel	-	2,910,284
Processing	-	1,647,067
Total operating expenses	-	4,753,997

Net loss from discontinued operations	-	3.983,107

	December 31,	December 31,
	2015	2014
Other assets of discontinued operations:
Amounts due from credit cards:	$-	$145,903
Total assets	-	145,903

Other liabilities of discontinued operations:
Accrued personnel comp:	$10,000	$284,231
Accounts Payable	$365,951	$584,909
Total liabilities	375,951	869,140

Net liabilities of discontinued operations:	$375,951	$723,237

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.  Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets, the valuation allowance related to the Company's deferred tax assets, the allowance for doubtful accounts and notes and accounts receivable and the fair value of stock options and warrants granted to employees, consultants, directors, investors and placement agents.

Revenue Recognition

The Company generates revenues primarily in the form of set up fees, license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for support services.  Business development and set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality.  The Company offers two licenses consisting of our Engage license and our Thrive license.  The revenues for Engage and Thrive license set-up fees are recognized over the training and implementation periods of one month, respectively.

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

Property and Equipment

Property and equipment (including kiosks) had been recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the years ended December 31, 2015 and 2014 was $628,999 and $28,250, respectively.  The Company accelerated the depreciation in the amount of approximately $496,000 on the kiosks, which have seven inch screens, to reduce their net book value to zero due to technological obsolescence.  In the fourth quarter, they were replaced by new ten inch screens and some new seven inch screens which will be able to run offline from wifi, have faster processors and ultra-sharp screens, and have licensee reporting tools.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized $912,212 and $283,080 in software for the years ended December 31, 2015 and 2014, respectively.  Software depreciation expense for the years ended December 31, 2015 and 2014 was $273,517 and $25,629, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  We conducted an impairment analysis on our intangible assets and goodwill and determined that we had an impairment related to our intangible assets of $1,189,246 and on our goodwill of $3,202,276 at December 31, 2015.

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

The Company recognizes the benefit of an uncertain tax position taken or expected to be taken on the Company’s income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.  The Company does not have any unrecognized tax benefits or accrued penalties and interest.  If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

Stock Based Compensation

The Company accounts for stock based compensation arrangements through the measurement and recognition of compensation expense for all stock based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of the Company’s stock options and warrants at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of options and warrants. The Company uses historical company data among other information to estimate the expected price volatility and the expected forfeiture rate and does not use comparable company information.

Derivatives - Warrants

The Company accounts for the common stock warrants granted and still outstanding as of December 31, 2015 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the Transactions has been estimated using a Monte Carlo simulation.

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized gains of $47,209 and $26,505 in the fair value of derivatives for the years ended December 31, 2015 and 2014, respectively.  These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $0 and $47,209 as of December 31, 2015 and 2014, respectively.

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

The Convertible Notes issued during the year ended December 31, 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company’s own stock.

The Company’s derivative liability has been measured at fair value at December 31, 2015 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The Company recognized a gain of $410,602 and a gain of $0 in the fair value of derivatives for the year ended December 31, 2015 and 2014, respectively. These derivative liabilities which arose from the issuance of the convertible notes resulted in an ending balance of derivative liabilities of $179 and $0 as of December 31, 2015 and December 31, 2014, respectively.  Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). The fair value of these liabilities is estimated using Monte Carlo pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

Net Loss per Share

The Company calculates basic earnings per share (“EPS”) by dividing the Company’s net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

The Company’s financial instruments are cash and cash equivalents, accounts payable, accounts receivable, notes receivable, earn-out liability, and derivative liabilities. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s derivative warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2015 and 2014 is as follows:

Date of Valuation	December 31, 2014
Stock Price	1.00
Volatility (Annual)	66% to 67%
Number of assumed financings	1
Number of anti-dilutive warrants	129,167
Total warrants outstanding	23,933,927
Total shares outstanding	18,435,239
Strike Price	0.75
Risk-free Rate	0.21%
Maturity Date	8/13/15 to 11/24/15
Expected Life	.62 to .90 years

All of the derivative warrant liabilities expired in 2015 and as a result no further remeasurement was required.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion options that are categorized within Level 3 of the fair value hierarchy as of December 31, 2015 is as follows:

Date of Valuation	December 31, 2015
Stock Price	$0.15
Volatility (Annual)	66%
Strike Price	$0.75
Risk-free Rate	1.4%
Maturity Date	6/26/16

At December 31, 2015 and 2014, the estimated fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at
		December 31, 2015:
	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Earn-out liability	$-	$-	$-	$-
Derivative liabilities-convertible options	$179	$-	$-	$179
Total securities	$179	$-	$-	$179

		Fair Value Measurements at
		December 31, 2014:
	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Earn-out liability	$594,216	$-	$-	$594,216
Derivative liability - warrants	$47,209	$-	$-	$47,209
Total securities	$641,425	$-	$-	$641,425

The following tables present the activity for Level 3 liabilities for the years ended December 31, 2015 and 2014:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Warrant Derivative Liabilities	Conversion Notes	Earn Out Liability
Beginning balance at December 31, 2014	$47,209	$-	$594.216
Additions during the year	-	410,781	-
Total unrealized (gains) or losses included in net loss	(47,209)	(410,602)	(594,216)
Transfers in and/or out of Level 3	-	-	-
Ending balance at December 31, 2015	$-	$179	$0

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Warrant Derivative Liabilities	Conversion Notes	Earn Out Liability
Beginning balance at December 31, 2013	$26,505	$142,089	$607,898
Additions during the year	-	-	(13,682)
Total unrealized (gains) or losses included in net loss	20,704	(5,945)
Transfers in and/or out of Level 3	-	(136,144)	-
Ending balance at December 31, 2014	$47,209	$-	$594,216

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash. Advertising expenses from continuing operation (primarily in the form of Internet direct marketing) totaled $320,044 and $227,349 for the years ended December 31, 2015 and 2014, respectively.

Litigation

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated losses with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.  The Company tested goodwill impairment at December 31, 2015 and concluded that goodwill was fully impaired.  Goodwill was written down in the amount of $3,202,276.

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

According to the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360 (“ASC 360”), a long-lived asset (group) that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount (book value) of the long-lived asset (group) might not be recoverable (i.e. information indicates that an impairment might exist). As a result, companies are not required to perform an impairment analysis (i.e. test the asset (group) for recoverability and potentially measure an impairment loss) if indicators of impairment are not present. Instead, entities would assess the need the need for an impairment write-down only if an indicator of impairment is present. Companies are responsible for routinely assessing whether impairment indicators are present.

Based on the impairment analysis completed, it was determined that our Customer lists were fully impaired.  This resulted in the write down of these intangible assets of $1,189,246.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that fiscal year. Since we did not previously have any debt issuance costs, there was not a need for retrospective application. The guidance was adopted for the year ended December 31, 2015.  The adoption did not have a material impact on the financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

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

4.  Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of December 31, 2014, the Company had recorded an allowance for doubtful accounts of $825,052.  We recorded a bad debt reserve of $1,788,946 during the year ended December 31, 2015 and wrote off uncollectable accounts during the year ended December 31, 2015 in the amount of $1,224,115, all of which were fully reserved.  As of December 31, 2015, the Company has recorded an allowance for doubtful accounts of $1,389,883.

Long-term receivables relate to notes receivable from the financing of set-up and license fees.  Initial set up and licensing fees were $22,500 and clients typically contributed cash up front of 20% and the remaining 80% is financed over a 3 year term.

Notes receivable aged over 60 days past due are considered delinquent and notes receivable aged over 90 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  We charge interest rates on our notes receivable averaging 13% which approximates a fair value.  We recorded approximately $140,276 in interest for the year ended December 31, 2015.

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

	December 31, 2015
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	908,590	661,371	632,422	461,702	276,168	199,669
Accounts Receivable	437,589	-	295,759	-	141,830	-

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term
Balance at December 31, 2013	-	-	-
Incremental Provision	286,571	349,954	188,527
Recoveries	-	-	-
Charge offs	-	-	-
Balance at December 31, 2014	286,571	349,954	188,527

	Notes Receivable		Accounts Receivable
	Current	Long-Term
Balance at December 31, 2014	286,571	349,954	188,527
Incremental Provision	796,063	551,256	441,627
Recoveries	-	-	-
Charge offs	(450,212)	(439,508)	(334,395)
Balance at December 31, 2015	632,422	461,702	295,759

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

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of SMS Masterminds. In consideration of the purchased assets, the Company agreed to issue to SMS Masterminds five million two hundred and fifty thousand shares of the Company’s common stock and a cash payment of $1.4 million, of which $400,000 has been deferred.  The Company paid $10,000 and $380,000 during the years ended December 31, 2015 and 2014, respectively, to the sellers related to this deferment.  $10,000 of this deferment remains outstanding as of December 31, 2015 and was paid out during the first quarter 2016.

The Company also agreed to pay the sellers an earn-out payment relating to fifteen percent of the earnings generated by SMS Masterminds after the acquisition and an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS Masterminds, of up to $2,000,000 in aggregate.  The Company paid $0 during the years ended December 31, 2015 and 2014 related to this earn-out agreement.

The fair value of the total consideration at the date of acquisition is as follows:

Consideration Paid
Cash Paid and to be paid - to sellers	$1,400,000
5,250,000 Common Stock issued to SMS	3,313,598
Fair value of earn-out at acquisition date	607,798
Total Consideration Paid	$5,321,396

The transaction was accounted for using the acquisition method required by Topic 805, Business Combinations. Accordingly, goodwill was measured as the excess of the total consideration including the fair value of any non-controlling interest on acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed.

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

Accounts receivable	$318,708
Identifiable intangible assets	3,242,900
Goodwill	2,458,375
Total assets	6,019,983

Accounts payable and accrued expenses	222,268
Deferred Revenue	249,797
Long-term liabilities (SBA loan)	226,522
Total liabilities	698,587
Net assets acquired	$5,321,396

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates. IP/Technology, Customer Base, and Trademarks are being amortized over ten years using the straight-line method. Amortization expense related to intangible assets was $283,754 for the year ended December 31, 2014, was $324,290 for the year ended December 31, 2015, and will  be $190,890 for each of the years ended December 31, 2016 through 2023 and $23,861 in the year ended December 31, 2024.

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

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of projected and discounted cash flows using company specific interest rates.  Amortization expense related to intangible assets was $4,947 for the year ended December 31, 2014, was $13,589 for the year ended December 31, 2015, and will be $2,250 for each of the years ended December 31, 2016 through 2023 and $281 in the year ended December 31, 2024.

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of SMS Masterminds and the TechXpress Web business had occurred on January 1, 2013 (in thousands):

Year Ended December 31,
(Unaudited)	2014
Total revenue	$3,695
Net loss	$(8,174)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2014 include the amortization of the intangible assets purchased in the acquisition.

6.  Short Term Note Receivable

The Company issued a Convertible Promissory Note (the “Note”) for a principal amount of $410,000 to a third party in September 2014. The Note bears interest at the rate of 5.25% per annum. For the years ended December 31, 2014 and December 31, 2015, the Company has recorded $6,133 and $27,380 of interest income from this Note.  $90,000 of the principal amount was paid during first quarter of 2015, $20,000 was paid during the second quarter of 2015, and $11,000 was paid during the third quarter of 2015.  The remaining balance of $322,513 was written off during the year ended December 31, 2015.

7.  Redeemable Preferred Stock and Warrants

In 2012, the Company issued a total of 10,165 shares of our Series B Preferred Stock (convertible into 1,694,167 shares of the Company’s Common Stock), and five year warrants to purchase up to an additional 1,111,042 shares of our Common Stock at exercise prices ranging between $7.50 and $9.00 per share. The Series B Convertible Preferred Stock automatically converted to common stock on January 19, 2013.

8.  Convertible Promissory Notes

During the year ended December 31, 2015, the Company closed on a private offering and sold 22.25 units (the “Units”) to accredited investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $.75 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The relative fair value ascribed to the 1,483,340 warrants issued was approximately $337,118 and was recorded to additional paid-in capital. The Company raised gross proceeds of $1,112,500 and issued warrants to acquire 1,483,340 shares of common stock.  The Company used the net proceeds from the sale of the Units for general working capital.

The embedded conversion feature of the notes was bifurcated and accounted for as a derivative liability at approximately $393,000 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, approximately $730,520 of debt discount was recorded and will be amortized over the term of the debt using the effective interest method.  As of December 31, 2015, the balance of the discount had been amortized down to $242,396.

On July 15, 2015, the Company issued a Convertible Promissory Note in the principal amount of $400,000 inclusive of interest. The Note is for a term of six months. The Note bears interest at twelve percent per annum. The Note is secured by the assets of the Company. The Note may be converted into shares of the Company’s common stock at $0.75 per share. The Company also issued the holder warrants to purchase 500,000 shares of the Company’s common stock. The proceeds were allocated based on the relative fair value of the debt and the warrant.  The warrants have an exercise price of $0.75 per share and have a term of two years.  The relative fair value ascribed to the 500,000 warrants issued was approximately $49,000 and was recorded to additional paid-in capital.  This amount which was recorded as a debt discount will be amortized over the term of the debt using the effective interest method.

On October 5, 2015, the Company issued a Convertible Promissory Note to an investor in the principal amount of $150,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Note bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $17,127 on the day of issuance.  As part of the closing of the Tender Offer, these notes converted and the investor received 3,089,754 warrants with a three year exercise and an exercise price of $0.15.

On November 12, 2015, the Company issued a Convertible Promissory Note to an investor in the principal amount of $150,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Note bears interest at nine percent per annum and has a maturity date of six months.  The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $50 on the day of issuance.  As part of the closing of the Tender Offer, these notes converted and the investor received 3,002,961 warrants with a three year exercise and an exercise price of $0.15.

On November 13, 2015, the Company issued Convertible Promissory Notes to five investors in the principal amount of $287,333. The Notes feature a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000.  In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Notes bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the notes was bifurcated and accounted for as a derivative liability at approximately $172 on the day of issuance. As part of the closing of into the Tender Offer, these notes converted and the investors received 5,811,315 warrants with a three year exercise and an exercise price of $0.15.

On November 16, 2015, the Company issued a Convertible Promissory Note to an investor in the principal amount of $48,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000.   In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Note bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $30 on the day of issuance.  As part of the closing of the Tender Offer, these notes converted and the investor received 971,007 warrants with a three year exercise and an exercise price of $0.15.

9. Notes Payable

On August 26, 2015, the Company entered into a Business Promissory Note and Security Agreement with Bank of Lake Mills for the principal sum of $200,000 and a daily interest rate of .22%. The Note is for a term of six months with a weekly repayment schedule ending February 22, 2016. The Note includes standard representations and warranties. The Note is secured by certain assets of the Company as well as a personal guarantee by Alex Minicucci. The total repayment amount including interest and principal is $244,637 to be paid pro-rata weekly ending February 22, 2016.  For the year ended December 31, 2015, we recorded interest expense related to the note of $39,585.  For the year ended December 31, 2015, we have paid approximately $129,738 in principal repayments related to the Note with a remaining balance of $70,262 at December 31, 2015.  As of February 25, 2016, the note has been fully repaid.

10. Due to Related Party

On August 14, 2015 and September 28, 2015, the Company entered into Loan Agreements with Alex Minicucci for the principal sum of $65,000 and $35,000, respectively.  The Loans were to be paid by December 31, 2015 and include an interest rate of 7%.  For the year ended December 31, 2015, we recorded interest expense related to the loans of $271.  The $35,000 loan has been paid in 2016 and the Company is negotiating terms related to the $65,000 loan.

11.  Common Stock and Warrants

Common stock

During the year ended December 31, 2015, the company issued 1,047,522 shares of common stock, at $0.47 per share, and the Company recognized expense of $496,288 for services rendered.

During the year ended December 31, 2014, the company issued 22,989 shares of common stock, at $0.87 per share, and the Company recognized expense of $20,000 for services rendered.

Warrants

On December 4, 2015, SpendSmart Networks, Inc. (the “Company“) commenced its offer (the “Warrant Tender Offer“) to amend certain of its outstanding warrants to purchase an aggregate of 21,634,695 shares of common stock (the “ Offer to Amend and Exercise “), including: (i) outstanding warrants to purchase an aggregate of 17,918,675 shares of the Company’s common stock issued to investors who participated in the Company’s private placement financing closed on February 11, 2014, February 21, 2014, March 6, 2014, and March 14, 2014 (the “ 2014 Warrants “), of which 16,289,704 are exercisable at an exercise price of $1.10 per share, as well as warrants issued to the placement agent in connection with such financing (the “ $1.10 2014 Warrants “) and 1,628,971 are exercisable at an exercise price of $1.27 per share (the “$1.27 2014 Warrants “); (ii) outstanding warrants to purchase an aggregate of 1,711,106 shares of the Company’s common stock issued to investors who participated in the Company’s private placement financings closed on November 30, 2012, July 19, 2012, June 20, 2012, May 24, 2012 and March 31, 2012, as well as warrants issued to the placement agent in connection with such financings (the “ 2012 Warrants “), of which 1,417,799 are exercisable at an exercise price of $7.50 per share (the “ $7.50 2012 Warrants “) and 244,640 are exercisable at an exercise price of $9.00 per share (the “ $9.00 2012 Warrants “) and 48,667 are exercisable at an exercise price of $12.00 per share (the “ $12.00 2012 Warrants “); (iii) outstanding warrants to purchase an aggregate of 1,569,935 shares of the Company’s common stock issued to investors who participated in the Company’s private placement financing completed on January 19, 2011, May 20, 2011, October 21, 2011, and November 21, 2011, as well as warrants issued to the placement agent in connection with such financing (the “2011 Warrants “) of which 1,083,333 are exercisable at an exercise price of $6.00 per share (the “ $6.00 2011 Warrants“), 250,001 are exercisable at an exercise price of $7.50 per share (the “ $7.50 2011 Warrants “) and 236,601 are exercisable at an exercise price of $9.00 per share (the “ $9.00 2011 Warrants “); and (iv) outstanding warrants to purchase an aggregate of 434,979 shares of the Company’s common stock issued to investors who participated in the Company’s private placement financings closed on November 16, 2010  (the “ 2010 Warrants “), of which 125,000 are exercisable at an exercise price of $6.00 per share (the “ $6.00 2010 Warrants “) 222,479 are exercisable at an exercise price of $9.00 per share (the “ $9.00 2010 Warrants “) and 87,500 are exercisable at an exercise price of $7.50 per share (the “$7.50 2010 Warrants“ ). The 2014 Warrants, the 2012 Warrants, the 2011 Warrants, and the 2010 Warrants are collectively referred to as the “Original Warrants “.

The Offer to Amend and Exercise expired on February 5, 2016. Pursuant to the Offer to Amend and Exercise, an aggregate of 16,172,144 Original Warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $2,425,822 following the amendment and exercise of the 16,172,144 Original Warrants.  Subsequent to yearend, we issued 26,479,217 warrants related to the tender offer at an exercise price of $0.15.

Effective October 1, 2015, the Company entered into a strategic consulting agreement with Siskey Capital, LLC.  Siskey Capital, LLC will provide strategic guidance in the overall operations of the company including without limitation product development, engineering, sales, personnel and business development. The retention is for nine months. In connection with the retention the Company agreed to grant Siskey Capital (1) 750,000 shares of the Company's restricted common stock, 375,000 of which shall be issued immediately and the remaining 375,000 after completion of the first phase of the consulting project, and (2) 750,000 options to purchase shares of the Company's restricted common stock with an exercise price of $0.75 to be paid quarterly and subject to the completion of certain goals. Siskey Capital will also receive a monthly per diem of $9,800. For services performed on our behalf, we issued warrants to purchase up to 750,000 shares of our common stock during the year ended December 31, 2015, to Siskey Capital at an exercise price of $.75.  On December 1, 2015, these warrants were repriced to an exercise price of $.17 and exercised on December 2, 2015, resulting in gross proceeds to the company of $127,500.

On December 1, 2015, we issued warrants to purchase up to 750,000 shares of our common stock to Siskey Capital at an exercise price of $0.25.

Through December 31, 2015, we have also issued warrants to purchase up to 22,835,951 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 26,397,410 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

12. Convertible Preferred Stock

Series A Preferred Stock

At December 31, 2015 and 2014 we had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At December 31, 2015 and 2014 we had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At December 31, 2015 and 2014, we had 3,700,729 and 3,757,229 shares, respectively, of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  We issued 4,299,081 shares of Series C Stock and had conversions of 541,852 shares for the year ended December 31, 2014.  For the year ended December 31, 2015, we had conversions of 56,500 shares.

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

13.	Agreements for services, officer and Board of Directors’ compensation

Effective October 1, 2015, Jerold Rubinstein, currently a member of the Board of Directors, has been appointed Chairman of the Board. Mr. Rubinstein has served as a member of the Board of Directors and the Chairman of the Company's Audit Committee since October 1, 2013.

In connection with Mr. Rubinstein's appointment to the Board, the Company agreed to grant Mr. Rubinstein a stock option to purchase up to 1,358,696 shares of common stock at an exercise price of $0.17 per share and having a term of 5 years.

14.	Agreements with former officers

Effective December 31, 2014, William Hernandez-Ellsworth resigned from his position as a director of SpendSmart Networks, Inc. (the “Company”).

Effective as of January 26, 2015 (the “Effective Date”), William Hernandez-Ellsworth resigned from his position as President of SpendSmart Networks, Inc. (the “Company”).

In conjunction with Mr. Hernandez-Ellsworth’s resignation, on January 29, 2015 the Company entered into an Agreement with Mr. Hernandez-Ellsworth (the “Agreement”). Pursuant to the Agreement, and in conjunction with the closing of the Company’s card business, Mr. Hernandez-Ellsworth remained employed by the Company, on an as needed basis, for a one year term commencing on the Effective Date and was paid an annual salary of $120,000. This agreement ended in January 2016.  Additionally, Mr. Hernandez-Ellsworth was: (i) permitted to participate in any group life, hospitalization or disability insurance plans, health programs, retirement plans, fringe benefit programs and other benefits that may be available to employees of the Company; (ii) provided 50,000 unvested shares of Non-Qualified Stock Options issued on March 19, 2014, and 112,500 unvested shares of Incentive Stock Options issued on March 21, 2014 (the “Incentive Stock Option”), become fully vested; and (iii) the provisions in Mr. Hernandez-Ellsworth Incentive Option that required he exercise all vested and unexercised options within ninety (90) days of his departure from the Company was deleted and shall no longer apply. The Agreement also contained customary confidentiality and non-solicitation provisions. The Company expensed all options in 2014.  The Company accrued $120,000 of salary in 2014, of which $10,000 remained accrued at December 31, 2015 and paid out in 2016.

Effective February 24, 2016, Bruce Neuschwander resigned from his position as Chief Financial Officer. Mr. Neuschwander and the Company entered into a Severance Agreement and General Release wherein the Company paid Mr. Neuschwander the equivalent of one month’s salary ($12,500) and five months of health care premiums in exchange for a general release of liability.  $12,500 of severance was paid out during 2016.

15.   Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the year ended December 31, 2015 and 2014 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the year ended
	December 31,
	2015	2014
Common stock options	10,337,113	8,807,667
Investor warrants	23,752,410	21,920,064
Compensation warrants	2,645,000	2,013,858
Excluded potentially dilutive securities	36,734,523	32,741,589

16. Stockholder’s equity

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

At December 31, 2015 and 2014, we have outstanding a total of 10,337,113 and 8,807,667, respectively, of incentive and nonqualified stock options granted under the 2013 Plan, 2011 Plan, and the 2007 Plan, all of which (for the purpose of computing stock based compensation) we have estimated will eventually vest. All of the options have terms of five years with expiration dates ranging from July 2016 to November 2019.

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

For the year ended December 31, 2014, we issued 8,541,000 options, as follows.  On March 19, 2014, our Company granted options to purchase up to 405,000 shares of our common stock to members of our Board of Directors. The options vest immediately; have an exercise price of $0.87 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $247,939.

In addition, the Company granted options to purchase up to 1,850,000 shares of our common stock to members of our Board of Directors on March 19, 2014.  One half of the options vest immediately with the remaining options vesting on the one year anniversary of the grant date; have an exercise price of $0.87 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $1,068,350.

In March 2014, our Company granted options to purchase up to 350,000 shares of our common stock to Alex Minicucci. One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $193,925.

In March 2014, our Company granted options to purchase up to 400,000 shares of our common stock to William Hernandez.  One fourth of the options vest immediately with the remaining options vesting over the next three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $221,629.

In March 2014, our Company granted options to purchase up to 1,410,000 shares of our common stock, of which 892,500 remain outstanding, to sixteen employees.  The options vest over three years; have an exercise price of $1.15 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $781,243.

On August 1, 2014, our Company granted options to purchase up to 900,000 shares of our common stock to our Board of Directors and Chord Advisors. The options vest immediately; have an exercise price of $1.14 per share; and expire five years after the date of grant.  Each of the following Board members received options as follows:  Joe Proto was issued 200,000 shares, Isaac Blech was issued 225,000 shares, Cary Sucoff was issued 175,000 shares, Patrick Kolenik was issued 175,000 shares, and Jerold Rubinstein was issued 100,000 shares, and Chord Advisors was issued 25,000 shares.  The fair value at grant date of these options was $617,760.

In November 2014, the Company canceled 1,000,000 in outstanding Director stock options (and 1,695,374 in warrants) and issued the Directors 1,828,000 in replacement stock options. The replacement stock options have an exercise price equal to $1.15, a term of 5 years and a provision that allows for the exercise of these options only if the stock trades above $1.75 for 5 business days or upon a change of control. The cancellation and reissuance of these stock options was treated as a modification under ASC 718 and, accordingly, total stock-based compensation expense related to these awards increased $562,936, which is being recognized over the new vesting period.

For the year ended December 31, 2015, we issued 3,666,476 options, as follows.  During first quarter, 2015, our Company granted options to purchase up to 165,000 shares of our common stock to five employees. The options vest over four years; have exercise prices of $.90 to $.95 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $81,061.

On March 5, 2015, our Company granted options to purchase up to 360,000 shares of our common stock to members of our Board of Directors. The options vest immediately; have an exercise price of $0.92 per share; and expire five years after the date of grant.   The fair value at grant date of these options was $208,974.

In May 2015, our Company granted options to purchase up to 75,000 shares of our common stock to Bruce Neuschwander. The options vest over four years; have an exercise price of $.65; and expire five years after the date of grant.  The fair value at grant date of this option was $31,622.

On October 1, 2015, our Company granted options to purchase up to 1,358,696 shares of our common stock to Jerold Rubinstein.  The options vest immediately; have an exercise price of $.46 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $410,559.

In November 2015, the Company repriced the 1,358,696 previously issued options to Jerold Rubinstein.  The replacement stock options have an exercise price equal to $.17 and a term of 4.8 years. The cancellation and reissuance of these stock options was treated as a modification under ASC 718 and, accordingly, total stock-based compensation expense related to these awards increased $35,713, which was recognized in 2015.

In December, 2015, our Company granted options to purchase up to 278,500 shares of our common stock to four employees. The options vest immediately; have an exercise price of $.14 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $26,792.

In December, 2015, our Company granted options to purchase up to 70,584 shares of our common stock to five employees. The options vest immediately; have an exercise price of $.75 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $3,876.

Stock option activity during the following periods was as follows:
	For the twelve months ended
	December 31,
	2015	2014
Beginning balance outstanding	8,807,667	1,566,667
Options issued during the year	2,307,780	8,541,000
Options expired during the year	(778,334)	(1,300,000)
Ending balance outstanding	10,337,113	8,807,667

Warrants

The Company issued warrants to purchase shares of the Company’s common stock to investors in connection with the issuances of restricted shares of common stock during the years ended December 31, 2015 and 2014 (the value of which was offset against the proceeds of the issuance of common stock and not charged to operations). Outstanding warrants from all sources have terms ranging from two to five and a half years.

For the year ended December 31, 2014, we did not issue any warrants to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase up to 267,369 shares of common stock have expired and warrants to purchase up to 1,695,374 to Directors have been cancelled (and replaced with 1,828,000 in replacement stock options, as noted above).  Warrants to purchase up to 2,013,858 shares of common stock remain outstanding at December 31, 2014, of which 1,962,007 have vested.

For the year ended December 31, 2014, we issued 17,918,675 warrants to new investors.

On October 1, 2015, we issued 750,000 warrants to Siskey Capital for consulting services.  Effective October 1, 2015, the Company entered into a strategic consulting agreement with Siskey Capital, LLC. Siskey Capital, LLC will provide strategic guidance in the overall operations of the company including without limitation product development, engineering, sales, personnel and business development.  187,500 of those warrants vested immediately.  Those 187,500 warrants were repriced on December 1, 2015 and the remaining 562,500 warrants vested on December 1, 2015, with the full 750,000 warrants exercised on December 2, 2015.

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the years ended December 31, 2015 and 2014 was as follows:

	For the twelve months ended
	December 31,
	2015	2014
Beginning balance outstanding	23,933,922	7,977,990
Warrants issued during the year
For consulting and advisory services	1,500,000	-
In connection with sales of common, preferred stock, and notes	1,983,340	17,918,675
Warrants expired	(269,852)	(1,962,743)
Warrants exercised	(750,000)	-
Ending balance outstanding	26,397,410	23,933,922

The numbers and exercise prices of all options and warrants outstanding at December 31, 2015 was as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
669,354	6.83	1st Qtr, 2016
1,465,833	6.75	2nd Qtr, 2016
625	9.00	3rd Qtr, 2016
666,811	7.55	4th Qtr, 2016
34,749	7.99	1st Qtr, 2017
1,709,810	7.05	2nd Qtr, 2017
576,430	1.53	3rd Qtr, 2017
1,542,338	6.71	4th Qtr, 2017
10,000	6.60	1st Qtr, 2018
22,238,123	1.09	1st Qtr, 2019
893,336	0.92	2nd Qtr, 2019
1,113,000	1.16	3rd Qtr, 2019
3,373,000	0.95	4th Qtr, 2019
525,000	0.92	1st Qtr, 2020
1,707,780	0.19	2nd Qtr, 2019
75,000	0.65	2nd Qtr, 2020
133,334	7.05	4th Qtr, 2022
36,734,523

Stock based compensation

Results of operations for the years ended December 31, 2015 and 2014 include stock based compensation costs totaling $1,807,337 and $5,784,306, respectively, of which $1,807,337 and $4,856,638, respectively, was charged to personnel related expenses in connection with the issuance of stock options and warrants issued to employees, directors, advisors and consultants (not including shares of stock issued directly for services).  $0 and $964,380 were charged to discontinued operations, respectively.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the year ended December 31, 2015 and 2014:

	2015	2014

Expected life (in years)	2.61 years	3.61 years
Weighted average volatility	98.05%	96.98%
Forfeiture rate	10.27%	11.88%
Risk-free interest rate	0.95%	1.16%
Expected dividend rate	0.00%	0.00%

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

As of December 31, 2015, $520,484 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 23.6 months. The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of and for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2014	10,821,525	$2.44
Granted	3,807,780	0.31
Forfeited	(778,334)	(0.92)
Expired	(118,838)	(7.24)
Exercised	(750,000)	(0.17)
Outstanding at December 31, 2015	12,982,133	$1.98	39.9 months	$-
Exercisable	11,711,738	$2.06	39.6 months	$-

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2013	5,447,992	$6.69
Granted	8,541,000	1.08
Forfeited	(2,995,867)	(5.93)
Expired	(171,600)	(8.21)
Exercised	-	-
Outstanding at December 31, 2014	10,821,525	$2.44	47.4 months	$-
Exercisable	7,535,886	$2.93	45.8 months	$-

Additional disclosure concerning options and warrants is as follows:
	For the Year Ended
	December 31,	Deccember 31,
	2015	2014
Weighted average grant date fair value of options and warrants granted	$0.18	$0.60
Aggregate intrinsic value of options and warrants exercised	-	-
Weighted average fair value of options and warrants vested	0.66	1.95

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at December 31, 2015 and 2014:

	Number of Options and Warrants
Exercise Price Range	December 31, 2015	December 31, 2014
$.10 - $.74	2,462,196	-
$.75 - $1.20	7,878,584	8,241,000
$1.21 - $3.00	218,000	5,000
$3.01 - $4.50	-	-
$4.51 - $12.00	2,423,333	2,575,525
$12.01 - $15.00	-	-
	12,982,113	10,821,525

A summary of the activity of our non-vested options and warrants for the following periods:

	For the year ended
	December 31,	December 31,
	2015	2014
Non-vested outstanding, beginning	3,285,639	888,995
Granted	3,807,780	8,541,000
Vested	(5,279,016)	(5,741,393)
Expired	(544,028)	(402,963)
Non-vested outstanding, ending	1,270,375	3,285,639

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2015:
	December 31, 2015	December 31, 2014
Stock options outstanding	10,337,113	8,807,667
Stock options available for future grant	9,437,000	8,758,666
Warrants	26,397,410	23,933,922
Total common shares reserved for future issuance	46,171,523	41,500,255

17.	Income taxes

Deferred tax assets at December 31, 2015 and 2014 consisted of the following:

	As of December 31,
	2015	2014
Deferred tax asset
Net operating loss carryovers	$26,991,694	$25,062,026
Accrued Payroll	$32,400	$-
Sharebased Compensation	$2,292,027	$1,666,644
Charitable Contribution	$4,700	$3,700
Amortization	$1,584,975	$(64,669)
Depreciation	$258,828	$22,173
Allowance for Doubtful Account	$555,953	$330,021
Total deferred tax assets	31,720,577	27,019,895
Valuation Allowance	(31,720,577)	(27,019,895)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2015, the Company had federal and state net operating loss carryovers of approximately $66.2 million and $66.4 million, which will begin to expire in 2028. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2015 and 2014.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	For the years ended
	December 31,
	2015	2014
Statutory federal income tax rate	-34.0%	-34.0%
State taxes, net of federal tax benefit	-5.0%	-6.3%
Valuation Allowance	39.0%	40.3%
Income tax provision	0.0%	0.0%

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2015. The majority of our operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements. The Company is subject to examination for tax years after 2010 for federal purposes and after 2011 for California state tax purposes.

18.	Commitments

We leased space in Des Moines, Iowa until June 30, 2015 and currently lease space in two locations San Luis Obispo, California.  The building that we lease at 805 Aerovista Parkway is owned by Alexander P Minicucci Trust, which is a related party transaction due to the trust being controlled by the Company's chief strategy officer.  Rent expense was $169,511 and $162,266 for the years ended December 31, 2015 and 2014, respectively. Future rental commitments under contract total $193,073 as of December 31, 2015.  For the second building that we lease in San Luis Obispo, California, the rent expense was $19,307 and $0 for the years ended December 31, 2015 and 2014, respectively.  Future rental commitments under contract total $167,906 as of December 31, 2015.

19.	Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Our Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2015 and 2014, we made contributions to the Plan totaling $83,359 and $54,696, respectively.

20.	Subsequent events

Effective January 31, 2016, the Company ended the consulting agreement with Siskey Capital.

The Company’s Offer to Amend and Exercise Warrants (warrant tender offer) closed on February 8, 2016. Pursuant to the Offer to Amend and Exercise, an aggregate of 16,172,144 Original Warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate proceeds of approximately $2,425,822. $200,000 of the Convertible Promissory Note issued on July 15, 2015 participated in the warrant tender offer and $200,000 from the Tender Offer proceeds were used to pay off the remaining balance.  $485,333 of the Convertible Promissory Notes issued on November 12, 2015, November 13, 2015, and November 16, 2015 converted into the warrant tender offer, including interest accrued.
On February 17, 2016, $200,000 of the outstanding Convertible Promissory Note issued on July 15, 2015 was paid and the remainder of the Note was converted into 1,333,334 shares of common stock and 1,333,334 warrants with an exercise price of $.15.

Effective February 24, 2016, Bruce Neuschwander resigned his position as Chief Financial Officer. Effective March 4, 2016, the Company appointed Brett Schnell as Chief Financial Officer. Mr. Schnell has been employed with the Company since October 2012 as its Controller.

On February 25, 2016, the Company made its final payment and was released from its Business Promissory Note and Security Agreement with Bank of Lake Mills.

Effective March 21, 2016, the Company granted to the following directors and employees the following restricted stock or options: (a) Director Joseph Proto, 350,000 restricted shares of common stock vesting fifty percent upon grant and fifty percent on the one year anniversary or based upon a change in control; (b) Director John Eyler, options to purchase 464,331 shares of common stock vesting fifty percent upon grant and fifty percent on the one year anniversary or based upon a change in control; (c) director Cary Sucoff 350,000 restricted shares of common stock vesting fifty percent upon grant and fifty percent on the one year anniversary or based upon a change in control; (d) director Pat Kolenik 350,000 restricted shares of common stock vesting fifty percent upon grant and fifty percent on the one year anniversary or based upon a change in control; (e) Director Chris Leong, options to purchase 464,331 shares of common stock vesting fifty percent upon grant and fifty percent on the one year anniversary or based upon a change in control; (g) Chairman Jerold Rubinstein, options to purchase 663,330 shares of common stock vesting fifty percent upon grant and fifty percent on the one year anniversary or based upon a change in control, and options to purchase 1,261,745 shares of common stock vested upon grant; (h) Vice Chairman Isaac Blech, options to purchase 663,330 shares of common stock vesting fifty percent upon grant and fifty percent on the one year anniversary or based upon a change in control; (i) Director Alex Minicucci, options to purchase 464,331 shares of common stock vesting fifty percent upon the one year anniversary and fifty percent on the two year anniversary or based upon a change in control; (j) employee Luke Wallace, options to purchase 397,998 shares of common stock vesting fifty percent upon the one year anniversary and fifty percent on the two year anniversary or based upon a change in control; (k) employee Brett Schnell, options to purchase 198,999 shares of common stock vesting fifty percent upon the one year anniversary and fifty percent on the two year anniversary or based upon a change in control; and (l) employee Tim Boris options to purchase 397,998 shares of common stock vesting fifty percent upon the one year anniversary and fifty percent on the two year anniversary or based upon a change in control. All of the options have an exercise price of $0.12 and a term of five years.

Effective March 24, 2016, Alex Minicucci resigned his position as Chief Executive Officer and was appointed to the position of Chief Strategy Officer. Mr. Minicucci also resigned his position as a member of the Board of Directors. The Board of Directors appointed Chairman Jerold Rubinstein to the position of interim Chief Executive Officer. Mr. Rubinstein will serve as interim Chief Executive Officer until the appointment of a permanent Chief Executive Officer. Mr. Rubinstein has served as a member of the Board of Directors and Chairman of the Company's Audit Committee since October 2013.

On March 29, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $300,000 as follows: the maturity date was extended to eighteen months, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 400,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration.

On March 30, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $262,500 as follows: the maturity date was extended to eighteen months, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 350,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration.

On April 4, 2016, the Company amended the May 5, 2015 9% Convertible Promissory Note with a principal amount of $275,000 as follows: the maturity date was extended to eighteen months, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 366,667 shares of the Company's common stock with a $0.15 exercise price and a three year expiration.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2015. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b)	Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2015 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Based on management's evaluation as of December 31, 2015, our management identified the material weaknesses set forth below in our internal control over financial reporting:

(i)
The Company's process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include:

●	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited and qualified personnel; and
●	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected and financial reporting is produced timely.

(c)	Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

This Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

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

Our current Board of Directors consists of eight directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:
Name	Age	Position
Alex Minicucci	37	former Chief Executive Officer/Director 1
William Hernandez	59	former President2
Isaac Blech	66	Director
Joseph Proto	59	Director
Cary Sucoff	64	Director
Patrick M. Kolenik	64	Director
Ka Cheong Christopher Leong	73	Director
Jerold Rubinstein	77	Director/Chairman of the Board/interim Chief Executive Officer
Bruce Neuschwander	64	former Chief Financial Officer 3
Brett Schnell	48	Chief Financial Officer 4
John Eyler, Jr.	67	Director

1 On March 24, 2015, Mr. Minicucci resigned from his position as Chief Executive Officer and as a Director from the Company
2 On December 31, 2014, Mr. Hernandez resigned from his position as a Director and on January 26, 2015, resigned from the Company
3 On February 24, 2016 Mr. Neuschwander resigned from his position of Chief Financial Officer
4 On March 4, 2016, the Company appointed Brett Schnell to the position of Chief Financial Officer

Alex Minicucci was our Chief Executive Officer until March 24, 2016 at which time he assumed the title of Chief Strategy Officer. Mr. Minicucci is a serial entrepreneur with almost two decades of experience in web, ecommerce, and mobile marketing. In November 2008, Mr. Minicucci founded SMS Masterminds, subsequently earning several recognitions such as Top 20 under 40 Entrepreneur in 2013. Mr. Minicucci served as the Chief Executive Officer of SMS Masterminds until February 11, 2014. From 2006 to 2008, he served as Chief Operating Officer of TechXpress, Inc., a managed services IT firm. Between 2000 and 2003, Mr. Minicucci built and sold one of the nation’s largest virtual tour providers, USA Virtual Tours, to MediaNews Group. In the late 1990’s, Mr. Minicucci started and ran one of the first web development firms in central California, TooPhat.com, Inc., focused on next generation web development combined with interactive 3D environments. Mr. Minicucci is an Eagle Scout and active mentor to business students at Cal Poly San Luis Obispo.

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

Mr. Joseph Proto was appointed to our Board of Directors on January 26, 2012 and was appointed Chairman of the Board of Directors on November 28, 2013, replacing Mike McCoy. Mr. Proto resigned his position as Chariman of the Board of Directors on October 1, 2015.  Mr. Proto will remain a member of the Board of Directors.  Mr. Proto is a seasoned and successful senior executive and entrepreneur with three decades in the billing and payments industry. Mr. Proto is currently the Chairman and Chief Executive Officer of electronic billing company Transactis Inc. He founded REMITCO, a remittance processing company where he also served as President for 11 years, which was acquired in 2000 by First Data Corp. Mr. Proto also founded Financial Telesis (CashFlex), a payment processor to 65 of the top 100 banks in the U.S., which was acquired by CoreStates/Wachovia and is now a part of Wells Fargo. In 2004, Mr. Proto co-founded Windham Ventures, an investment company focusing on financial technology and life sciences companies, where he currently serves as a founding partner.

Mr. Cary Sucoff was appointed to our Board of Directors on May 23, 2011.  Mr. Sucoff has served as an advisor to our Company since September 2009 through his firm Equity Source Partners, LLC, a firm he has owned and operated since February 2006.  He has been key to our success in fundraising since joining our firm. Additionally, Mr. Sucoff is an attorney (non-practicing) and contributes valuable insights in the area of legal matters in addition to those areas for which he is contracted with our Company.  We believe Mr. Sucoff’s broad and diversified background serves as a strong asset to our Company. Mr. Sucoff has over 30 years of securities industry experience encompassing supervisory, banking and sales responsibilities.  He has participated in the financing of hundreds public and private companies.

Mr. Sucoff currently serves on the following Boards of Directors: Contrafect Corp. (CFRX), The SpendSmart Payments Company (SSPC), root9B Technologies (RTNB) and Legacy Education Alliance, Inc. (LEAI). In addition, Mr. Sucoff currently serves as a consultant to Multimedia Platforms, Inc. (MMPW) and Sapience Therapeutics.

Mr. Sucoff is the President of New England Law/Boston and has been a member of the Board of Trustees for over 25 years. He is the Chairman of the Endowment Committee.  Mr. Sucoff has recently been a member of the Adjunct Faculty of New England  Law/Boston where he taught a third year seminar entitled “Perspectives In Law: Lawyers as Entrepreneurs and as Representatives of Entrepreneurs”. Mr. Sucoff received a B.A. from SUNY Binghamton (1974) and a J.D. from New England School of Law (1977) where he was the Managing Editor of the Law Review and graduated Magna Cum Laude. Mr. Sucoff has been a member of the Bar of the State of New York since 1978.

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

Mr. Jerold Rubinstein was appointed to our board on October 1, 2013. Mr. Rubinstein was appointed Chairman of the Board, replacing Joseph Proto. On March 24, 2016, Mr. Rubinstein was appointed Chief Executive Officer.  Since June 28, 2012, Mr.  Rubinstein has served as the Chairman of the Board, CEO and a director of Stratus Media Group, Inc., and joined the board of Stratus Group Media, Inc. in April 2011. Mr. Rubinstein is the chairman of the audit committee of CKE Restaurants, the parent company of Carl’s Jr. Restaurants and Hardees Restaurants. Mr. Rubinstein also serves as the non-executive chairman of US Global investors Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Most recently Mr. Rubinstein consults with and serves on 3 early stage development companies. Mr. Rubinstein is both a CPA and attorney.

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

●
Mr. Proto is a seasoned and successful senior executive and entrepreneur with three decades in the billing and payments industry. Mr. Proto is currently the Chairman and Chief Executive Officer of electronic billing company Transactis Inc. Mr. Proto also founded REMITCO, a remittance processing company, which was acquired in 2000 by First Data Corp., and Financial Telesis (CashFlex), a payment processor to 65 of the top 100 banks in the U.S., which was acquired by CoreStates/Wachovia and is now a part of Wells Fargo. In 2004, Mr. Proto co-founded Windham Ventures, an investment company focusing on financial technology and life sciences companies, where he currently serves as a founding partner.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as disclosed below, none of our directors or executive officers has, during the past ten years, involved in any of the items below that the Company deems material to their service on behalf of the Company:

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

Brett Schnell, our Company CFO, had a Chapter 7 Bankruptcy filed in the state of Minnesota on June 22, 2011 and subsequently discharged on October 4, 2011.  Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In the fiscal year ended December 31, 2015, we held four special board meetings. Each of our directors has attended all meetings either in person or via telephone conference.

Item 11.  Executive Compensation

The information required by this item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2015 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2015 Proxy Statement.

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

On November 16, 2015, the Company issued a Convertible Promissory Note to an investor, Windham-BMP Investment I, LLC, in the principal amount of $48,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000.   In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Note bears interest at nine percent per annum and has a maturity date of six months.  Mr. Proto and Mr. Eyler, Jr., our Directors, are general partners of Windham.  As part of the closing of the tender offer, these Notes converted and Windham received 971,007 warrants with a three year exercise and an exercise price of $0.15.

On November 13, 2015, the Company issued Convertible Promissory Notes to four investors; Isaac Blech in the principal amount of $34,000, West Charitable Remainder Unitrust in the principal amount of $80,000, River Charitable Remainder Trust in the principal amount of $53,333, and Liberty Charitable Remainder Trust in the principal amount of $40,000. The Notes feature a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000.  In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing.  The Notes bears interest at nine percent per annum and has a maturity date of six months.  Mr. Blech, our Director, has controlling interest in the aforementioned Trusts. As part of the closing of the tender offer, these Notes converted and the Trusts received 4,195,059 warrants with a three year exercise and an exercise price of $0.15.

On July 15, 2015, the Company issued a Convertible Promissory Note in the principal amount of $400,000 inclusive of interest to Techno-Ventures. The Note is for a term of six months. The Note bears interest at twelve percent per annum. The Note is secured by the assets of the Company. The Note may be converted into shares of the Company’s common stock at $0.75 per share. The Company also issued the holder warrants to purchase 500,000 shares of the Company’s common stock. The proceeds were allocated based on the relative fair value of the debt and the warrant.  The warrants have an exercise price of $0.75 per share and have a term of two years.  The relative fair value ascribed to the 500,000 warrants issued was approximately $49,000 and was recorded to additional paid-in capital.  This amount will be amortized over the term of the debt using the effective interest rate method.  Dr. Ka Cheong Chrisopher Leong, our Director, is the co-founder and President of Techno-Ventures.

On June 26, 2015 the Company issued and sold 3.0 units (the “Units”) to Alex Minicucci with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $.75 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. Mr. Minicucci was our former CEO and Director.

The building that we lease at 805 Aerovista Parkway is owned by Alexander P Minicucci Trust, which is a related party transaction due to the trust being controlled by the Company's chief executive officer. The Company assumed the lease at or near the time of the asset purchase agreement between the Company and SMS Masterminds/Intellectual Capital at which time the office became the company's corporate headquarters.  No payments were made at the time of the asset purchase agreement related to this lease.

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

Messrs. Blech, Proto, Sucoff, Kolenik, Eyler, and Leong are the only members of the Board of Directors that are considered independent.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)	Audit Fees

Our audit fees for 2015 were $121,900 which included our 10-K and 10-Q’s.

Our audit fees for 2014 were $121,080 which included our 10-K and 10-Q’s.

	For the Twelve Months Ended
	December 31,	December 31,
	2015	2014
Audit Fees	$121,900	$121,080

(2) Audit-Related Fees

There were no fees billed in 2015 for assurance and related services by EisnerAmper LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by EisnerAmper LLP for tax compliance, tax advice, and tax planning for the years ended December 31, 2015 and 2014.

(4) All Other Fees

No aggregate fees were billed for professional services provided by EisnerAmper LLP, other than the services reported in items (1) through (3) for the years ended December 31, 2015 and 2014.

(5) Audit Committee

The registrants Audit Committee approved EisnerAmper LLP’s performance of services on for the audit of the registrant’s annual financial statements for the twelve months ended December 31, 2015 and 2014.

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

Date: April 14, 2016

SpendSmart Networks Inc., a Delaware corporation By: /s/ JEROLD RUBINSTEIN Jerry Rubinstein, Chief Executive Officer (Principal Executive Officer)

Power of Attorney

We, the undersigned directors and/or officers of SpendSmart Networks, Inc., a Delaware corporation, hereby severally constitute and appoint Jerold Rubinstein, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done  that such Transition Report on Form 10-K and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.