Form 10-Q
period 2016-03-31
SPENDSMART NETWORKS, INC.
filed 2016-05-24
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 20, 2016 there were 40,023,825 shares outstanding of the issuer’s common stock, par value $0.001 per share.

-i-

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of SpendSmart Networks, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “targets”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of our Company to be materially different from any future results or achievements of our Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that our Company will be able to raise sufficient capital to continue as a going concern.  Forward-looking statements may also include, but are not limited to, statements about our ability to grow our revenues, our history of losses, the impact of our debt obligations on our liquidity and financial condition, our need for additional financing, and dilution to our stockholders and price adjustments related to certain of our warrants including those with an exercise price related to certain performance metrics.

-ii-

PART I: Financial Information

Item 1 – Financial Statements

SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,177	$470,341
Accounts receivable, net of allowance for doubtful accounts of $298,506 at March 31, 2016 and $295,759 at December 31, 2015	286,256	141,830
Customer short-term notes receivable, net of allowance for doubtful accounts of $748,839 at March 31, 2016, and $632,422 at December 31, 2015	202,412	276,168
Other current assets	7,425	11,100
Total current assets	691,270	899,439

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $345,285 at March 31, 2016, and $461,702 at December 31, 2015	122,411	199,669
Property and equipment, net of accumulated depreciation of $1,146,325 on March 31, 2016 and $1,035,960 on December 31, 2015	965,428	896,146
Intangible assets, net of accumulated amortization of $674,864 on March 31, 2016 and $626,579 on December 31, 2015	1,522,290	1,570,575
Other assets	18,276	18,274

TOTAL ASSETS	$3,319,675	$3,584,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes	$1,032,892	$1,817,320
Notes payable	-	70,262
Due to related party	65,000	100,000
Accounts payable and accrued liabilities	1,511,495	1,867,233
Accrued interest payable	18,676	23,090
Deferred revenue	661,779	751,912
Deferred acquisition related payable	-	10,000
Cash received in connection with tender offer	-	661,424
Derivative liabilities - convertible options	198,630	179
Derivative liabilities - warrants	3,512,570	-
Total current liabilities	7,001,042	5,301,420

Total liabilities	7,001,042	5,301,420

Stockholders deficit:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,700,729 shares issued and outstanding as of March 31, 2016 and December 31, 2015	3,701	3,701
Common stock; $0.001 par value; 300,000,000 shares authorized; 40,023,825 and 20,458,761 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	40,024	20,459
Additional paid-in capital	93,775,512	90,879,480
Accumulated deficit	(97,500,604)	(92,620,957)
Total stockholders' deficit	(3,681,367)	(1,717,317)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,319,675	$3,584,103

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2016	2015
Revenues:
Mobile Marketing / Licensing	$1,430,385	$2,146,784
Total revenues	1,430,385	2,146,784

Operating expenses:
Selling and marketing	98,022	272,138
Personnel related	1,463,930	1,709,770
Mobile Platform Processing	308,914	319,657
Amortization of intangible assets	48,285	83,899
General and administrative	677,161	531,597
Bad debt	26,526	148,962
Change in fair value of earn-out liability	-	55,484
Total operating expenses	2,622,838	3,121,507

Loss from operations	(1,192,453)	(974,723)

Non-operating income (expense):
Interest income	14,319	208
Interest expense	(62,192)	(1,247)
Other expense, net	(26,001)	-
Amortization of debt discount	(267,028)	-
Loss on extinguishment of debt	(288,618)	-
Inducement for exercie of warrants	(3,560,958)	-
Change in fair value of financial instruments	503,284	26,046
Total non-operating income (loss)	(3,687,194)	25,007

Net loss	$(4,879,647)	$(949,716)

Basic and diluted net loss per share	$(0.15)	$(0.05)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	31,725,292	18,461,528

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Statements of Changes in Stockholders' Deficit
For the three months ended March 31, 2016
(Unaudited)

	Series C				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance as of December 31, 2015	3,700,729	$3,701	20,458,761	$20,459	$90,879,480	$(92,620,957)	$(1,717,317)
Warrant exercises	-	-	17,895,859	17,896	2,308,566	-	2,326,462
Issuance of common stock for services	-	-	1,669,205	1,669	130,578	-	132,247
Stock based compensation from stock options and warrants	-	-	-	-	456,888	-	456,888
Net loss	-	-	-	-	-	(4,879,647)	(4,879,647)
Balance as of March 31, 2016	3,700,729	$3,701	40,023,825	$40,024	$93,775,512	$(97,500,604)	$(3,681,367)

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,879,647)	$(949,716)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	110,365	75,341
Amortization of intangible asset	48,285	83,899
Amortization of debt discount	269,028	-
Stock-based compensation	433,180	590,937
Issuance of common stock for services	132,247	-
Change in fair value of financial instruments	(503,284)	(26,046)
Accrued interest income on notes receivable from third party	-	(4,751)
Accrued interest expenses on notes payable	71,739	213
Change in earn-out liability	-	55,484
Tender offer inducement expense	3,560,958	-
Extinguishment of convertible debt	288,618	-
Provision for bad debt	26,526	148,962
Changes in operating assets and liabilities:
Accounts receivable	(144,426)	(368,929)
Customer short-term notes receivable	47,231	(266,425)
Customer long-term notes receivable	77,258	(160,640)
Deferred revenue	(90,133)	(88,581)
Prepaid insurance	3,675	6,090
Other assets	-	(9,325)
Accounts payable and accrued liabilities	(411,127)	5,665
Net cash used in operating activities	(959,507)	(907,822)

Cash flows from investing activities:
Proceeds from short-term notes receivable from third party	-	90,000
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(10,000)	(5,000)
Software development costs	(179,647)	-
Purchase of property and equipment	-	(388,577)
Net cash used in investing activities	(189,647)	(303,577)

Cash flows from financing activities:
Net proceeds from liabilities related to tender offer	1,179,252	-
Repayment of notes	(70,262)	-
Repayment of notes to related parties	(35,000)	-
Repayment of convertible notes	(200,000)	-
Proceeds from issuance of convertible debt	-	562,500
Net cash provided by financing activities	873,990	562,500

Net decrease in cash and cash equivalents	(275,164)	(648,899)

Cash and cash equivalents at beginning of the period	470,341	1,242,155
Cash and cash equivalents at end of the period	$195,177	$593,256

Non-cash Investing and Financing Activities:
The Company had conversion of 41,500 shares of Series C preferred stock into 166,000 shares of common stock during the three months ended March 31, 2015.
The Company issued 750,004 warrants in connection with convertible debt during the three months ended March 31, 2015.
The Company issued 26,479,217 warrants in connection with the exercise of tender offer warrants during the three months ended March 31, 2016.
The Company had a debt discount of $336,175 in connection with convertible debt during the three months ended March 31, 2015.
The Company had a debt discount of $30,470 in connection with convertible debt during the three months ended March 31, 2016.
The Company issued 17,895,859 shares of Common Stock in connection with the exercise of tender offer warrants during the three months ended March 31, 2016.

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Going Concern

SpendSmart Networks, Inc. is a Delaware corporation (“the Company”).  The Company brings value added products and mobile marketing solutions to consumers, merchants, businesses and government organizations.  The Company is a publicly traded company trading on the OTCQB under the symbol “SSPC.”  The Company purchased substantially all of the assets of Intellectual Capital Management LLC d/b/a SMS Masterminds (“SMS”) on February 11, 2014, and substantially all of the assets of TechXpress, Inc. on September 18, 2014.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SpendSmart Networks, Inc., a California corporation (SpendSmart-CA). All material intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the three-month periods ended March 31, 2016 and 2015 are not necessarily indicative of results to be expected for a full year.

2. Liquidity and Going Concern

As of December 31, 2015, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through March 31, 2016 and have yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited consolidated financial statements as of and for the period ended March 31, 2016 does not contain any adjustments for this uncertainty.

In an effort to reduce overhead, the Company reduced salaries by 10% and issued options equal to the value of the reduction. The Company also currently plans to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in consummating such financing. This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

3. Reclassification

Certain reclassifications were made to the 2015 financial statement presentation to conform to the 2016 financial statement presentation.  These reclassifications relate to balances from discontinued operations, which have been included in respective balances from continuing operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.  Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets, the valuation allowance related to the Company's deferred tax assets, the allowance for doubtful accounts related and notes and accounts receivable, the fair value of stock options and warrants granted to employees, consultants, directors, investors and placement agents, and notes and warrant tender offer.

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

Signed agreements are used as evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. The Company offered extended payment terms with regards to the setup fee with typical terms of payment due between one and three years from delivery of license. The Company assesses collectability of the set-up fee based on a number of factors such as collection history and creditworthiness of the licensee. If the Company determines that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

License arrangements may also include set-up fees for website development, delivery of tablets, professional services and training services, which are typically delivered within 30-60 days of the contract term. In determining whether set-up fee revenues should be accounted for separately from license revenues, we evaluate whether the set-up fees are considered essential to the functionality of the license using factors such as the nature of our products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do not involve significant customization to or development of the underlying software code; the availability of services from other vendors; whether the timing of payments for license revenues is coincident with performance of services; and whether milestones or acceptance criteria exist that affect the realizability of the license fee. Substantially all of our set-up fee arrangements are recognized as the services are performed. Payments received in advance of services performed are deferred and recognized when the related services are performed.

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

From time to time, the Company has maintained bank balances in excess of insurance limits. The Company has not experienced any losses with respect to cash. Management believes the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Property and Equipment

Property and equipment had been recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three months ended March 31, 2016 and 2015 was $0 and $39,680, respectively.  Property and equipment has been fully depreciated as of March 31, 2016.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized $179,646 and $241,384, respectively, in software development related to programming and coding for new product development for the three months ended March 31, 2016 and 2015.  Software depreciation expense for the three months ended March 31, 2016 and 2015 was $110,365 and $35,481, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There has not been any impairment recorded during the quarter ended March 31, 2016.

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

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of March 31, 2016 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the Transactions has been estimated using a Monte Carlo simulation.

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized gains of $0 and $26,046 in the fair value of derivatives for the three months ended March 31, 2016 and 2015, respectively.  These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $0 as of March 31, 2016 and December 31, 2015, respectively.

Debt discount and issuance costs

Debt issuance costs, including warrants issued in connection with debt financing and fees or costs paid to lender, are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt.

The Company amortizes the discount to interest expense over the term of the respective debt using the effective interest method.

Derivatives – Bifurcated Conversion Option in Convertible Notes

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

The Company’s derivative liability has been measured at fair value at March 31, 2016 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The Company modified two existing Notes during the first quarter, 2016.  According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  We recognized a loss on the extinguishment of debt of $288,618 for the quarter, of which $23,180 was related to the repricing of warrants for the three months ended March 31, 2016.

The Company recognized a loss of $179 and a gain of $0 in the fair value of derivatives for the three months ended March 31, 2016 and 2015, respectively. These derivative liabilities which arose from the issuance of the convertible notes resulted in an ending balance of derivative liabilities of $198,630 and $179 as of March 31, 2016 and December 31, 2015, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). The fair value of these liabilities is estimated using Monte Carlo pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable and derivative liabilities. The recorded values of cash equivalents and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities and earn-out liabilities are the only Level 3 fair value measures.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015 is as follows:

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015 is as follows:

Date of Valuation	March 31, 2016
Stock Price	$0.11
Volatility (Annual)	75%
Strike Price $0.75	$0.15 and $0.75
Risk-free Rate	0.91%
Maturity Date	9/30/16

At March 31, 2016 and December 31, 2015, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2016:
	Carrying Value	Level 1	Level 2	Level 3
Derivative liability-warrants liability	$3,512,570	-	-	$3,512,570
Derivative liability – convertible options	198,630	-	-	$198,630
Total securities	$3,711,200	$-	$-	$$3,711,200

		Fair Value Measurements at December 31, 2015:
	Carrying Value	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$-	$-
Derivative liability – convertible options	179	$-	$-	$179
Total securities	$179	$-	$-	$179

The following tables present the activity for Level 3 liabilities for the three months ended March 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Warrant Derivative Liability	Notes Conversion	Liability Earn-out	Total
Balance - December 31, 2015	$-	179	-	$179
Additions during the period	4,015,675	198,630	-	4,214,305
Total Unrealized (gains) or losses include in net loss	(503,105)	(179)	-	(503,284)
Settlements during the period	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance - March 31, 2016	$3,512,570	198,630	-	$3,711,200

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which the Company provides or receives advertising services from others for any consideration other than cash. Advertising expenses from continuing operations (primarily in the form of Internet direct marketing) totaled $31,809 and $69,818 for the three months ended March 31, 2016 and 2015, respectively.

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

Goodwill

The Company accounts for goodwill under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”).  ASC 350 requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. The Company tested goodwill impairment at December 31, 2015 and concluded that goodwill was fully impaired. Goodwill was written down in the amount of $3,202,276.

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

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.  Amortization of intangible assets was $48,285 and $83,899 for the three months ended March 31, 2016 and 2015, respectively.

According to the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360 (“ASC 360”), a long-lived asset (group) that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount (book value) of the long-lived asset (group) might not be recoverable (i.e. information indicates that an impairment might exist). As a result, companies are not required to perform an impairment analysis (i.e. test the asset (group) for recoverability and potentially measure an impairment loss) if indicators of impairment are not present. Instead, entities would assess the need the need for an impairment write-down only if an indicator of impairment is present. Companies are responsible for routinely assessing whether impairment indicators are present.  Based on the impairment analysis completed, it was determined that our Customer lists were fully impaired. This resulted in the write down of these intangible assets by $1,189,246 at December 31, 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. Management does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

Segments

The Company operates in one reportable segment now due to the discontinuance of its Card Division on November 26, 2014.

Accordingly, no segment disclosures have been presented herein.

5. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  We recorded a bad debt expense of $26,526 during the three months ended March 31, 2016 and wrote off uncollectable accounts during the three months ended March 31, 2016 in the amount of $23,779.  As of March 31, 2016, the Company has recorded an allowance for doubtful accounts of $1,392,630.

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  The Company charges interest rates on notes receivable averaging 14%.  The Company recorded $14,319 in interest income for the three months ended March 31, 2016.

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

	March 31, 2016
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$951,251	$467,696	$748,839	$345,285	$202,412	$122,411
Accounts Receivable	$584,762	$-	$298,506	$-	$286,256	$-

	December 31, 2015
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	$908,590	$661,371	$632,422	$461,702	$276,168	$199,669
Accounts Receivable	$437,589	$-	$295,759	$-	$141,830	$-

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term	Current	Long-Term
Balance at December 31, 2015	632,422	461,702	295,759	-
Incremental Provision	116,417	(116,497)	26,526
Recoveries	-	-	-	-
Charge offs	-	-	(23,779)	-
Balance at March 31, 2016	748,839	345,285	298,506	-

The allowance for doubtful accounts as a percentage of total receivables was approximately 70% as of March 31, 2016 and approximately 69% as of December 31, 2015.

The Company received a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 from a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and matured in four months. For the three months ended March 31, 2015, the Company had recorded $4,751 of interest income from this Note.  $90,000 of the principal amount was paid during first quarter of 2015.  The Note was written off as of the year ended December 31, 2015.

6. Common Stock and Warrants

Common stock

During the three months ended March 31, 2016, the company issued 17,895,859 related to the tender offer and 1,669,205 shares of common stock and the Company recognized expense of $132,247 for services rendered.  No shares of Series C Stock converted to common shares during the three months ended March 31, 2016.

During the three months ended March 31, 2015, the company didn’t issue any common stock for services.  41,500 shares of Series C Stock converted to 166,000 common shares during the three months ended March 31, 2015.

Tender Offer and Debt Conversion

Between December 11, 2015 and February 3, 2016, the Company entered into agreements with investors, pursuant to which on February 3, 2016, warrant holders exercised 12,270,846 Warrants to purchase an aggregate of 12,270,846 shares of our common stock for gross proceeds of $1.84 million.  The Company issued new warrants to purchase an aggregate of 26,479,217 shares of common stock at an exercise price of $0.15 per share, in consideration for the immediate exercise of the warrants.

The Warrants have a cash settlement feature; as a result, they were classified as a derivative liability and recorded at fair value. Fair value of the Warrants, in the total amount of $3,918,924 was calculated using the Monte-Carlo model, using the following assumptions: 68.7% expected volatility, a risk-free interest rate of 0.91%, estimated life of 3 years and no dividend yield. The fair value of the common stock was $0.148. The transaction was accounted for as an inducement.  ASC 470-20-40 addresses the accounting for altered conversion privileges, including the issuance of warrants or other securities (not provided for in the original conversion terms) to induce conversion.  As a result of this transaction, the Company recognized an inducement expense of $3,560,958 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms, as of the date of the conversion.

In connection with the tender offer, investors converted $843,751 in Convertible Notes at a conversion price of $0.15 per share into 5,625,013 shares of our common stock.

7. Convertible Promissory Notes

On March 30 and 31, 2015, the Company closed on a private offering and issued and sold 11.25 units (the “Units”) to investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $1.00 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement.  The Company raised gross proceeds of $562,500 and issued warrants to acquire 750,004 shares of common stock.  The relative fair value ascribed to the 750,004 warrants issued was $171,875 and was recorded to additional paid-in capital.

The embedded conversion feature was bifurcated and accounted for as a derivative liability at $164,300 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, $336,175 of debt discount was recorded at issuance and was amortized over the term of the debt using the effective interest method.  The amount of debt discount amortized for the three months ended March 31, 2016 was $119,479.

On March 29, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $300,000 as follows: the maturity date was extended to September 29, 2016, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 400,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration.  According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  We recognized a loss on the extinguishment of debt of $147,566 for the quarter.

On March 30, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $262,500 as follows: the maturity date was extended to September 30, 2016, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 350,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. We recognized a loss on the extinguishment of debt of $141,052 for the quarter.

During the second quarter 2015, the Company closed on private offerings and issued and sold 11.00 units (the “Units”) to investors with each such Unit consisting of a 9% Convertible Promissory Note with the principal face value of $50,000 (the “Notes”) and a warrant to purchase 66,667 shares of the Company’s common stock (the “Warrant”). The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $1.00 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement.  The Company raised gross proceeds of $550,000 and issued warrants to acquire 733,336 shares of common stock.  The relative fair value ascribed to the 750,004 warrants issued was $171,875 and was recorded to additional paid-in capital.

The embedded conversion feature was bifurcated and accounted for as a derivative liability at $228,700 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, $394,345 of debt discount was recorded at issuance and is being amortized over the term of the debt using the effective interest method.  The amount of debt discount amortized for the three months ended March 31, 2016 was $134,257.

On July 15, 2015, the Company issued a Convertible Promissory Note in the principal amount of $400,000 inclusive of interest. The Note was for a term of six months.  The Note bears interest at twelve percent per annum. The Note is secured by the assets of the Company. The Note may be converted into shares of the Company’s common stock at $0.75 per share. The Company also issued the holder warrants to purchase 500,000 shares of the Company’s common stock. The proceeds were allocated based on the relative fair value of the debt and the warrant. The warrants have an exercise price of $0.75 per share and have a term of two years. The relative fair value ascribed to the 500,000 warrants issued was approximately $49,000 and was recorded to additional paid-in capital. This amount which was recorded as a debt discount was amortized over the term of the debt using the effective interest method.  As part of the closing of the Tender Offer, $200,000 of these notes converted into 1,333,334 shares of common stock and the investor received common stock and 1,333,333 warrants with a three year term at an exercise price of $0.15.  The remaining $200,000 of notes was paid in February, 2016.

On October 5, 2015, the Company issued a Convertible Promissory Note to an investor in the principal amount of $150,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Note bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $17,127 on the day of issuance. As part of the closing of the Tender Offer, these notes converted into 1,029,918 shares of common stock and the investor received 3,089,754 warrants with a three year term at an exercise price of $0.15.

On November 12, 2015, the Company issued a Convertible Promissory Note to an investor in the principal amount of $150,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Note bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $50 on the day of issuance. As part of the closing of the Tender Offer, these notes converted into 1,000,987 shares of common stock and the investor received 3,002,961 warrants with a three year term at an exercise price of $0.15.

On November 13, 2015, the Company issued Convertible Promissory Notes to five investors in the principal amount of $287,333. The Notes feature a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Notes bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the notes was bifurcated and accounted for as a derivative liability at approximately $172 on the day of issuance. As part of the closing of the Tender Offer, these notes converted into 1,937,107 shares of common stock and the investors received 5,811,315 warrants with a three year term at an exercise price of $0.15.

On November 16, 2015, the Company issued a Convertible Promissory Note to an investor in the principal amount of $48,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Note bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $30 on the day of issuance. As part of the closing of the Tender Offer, these notes converted into 323,669 shares of common stock and the investor received 971,007 warrants with a three year term at an exercise price of $0.15.

8. Convertible Preferred Stock

Series A Preferred Stock

At March 31, 2016 and December 31, 2014, the Company had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At March 31, 2016 and December 31, 2015, the Company had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At March 31, 2016 and December 31, 2015, the Company had 3,700,729 shares of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share. No shares of Series C Stock converted to common shares during the three months ended March 31, 2016.

9. Agreements with Former Officers

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

10. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months ended March 31, 2016 and 2015 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the three months ended March 31,
	2016	2015
Convertible notes	4,645,054	750,000
Common stock options	17,088,129	8,938,639
Investor warrants	37,960,774	22,669,871
Compensation warrants	2,098,333	1,940,525
Excluded potentially dilutive securities	61,792,290	34,299,035

11. Stockholders’ Equity

Stock Options and Warrants

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31,
	2015	2015
Beginning balance outstanding	26,397,410	23,933,922
Warrants issued during the year:
Expired during the year	(546,667)	(73,530)
Exercised during the year	(12,270,853)	-
In connection with issuance of convertible notes	-	750,004
In connection with tender offer exercise	26,479,217	-
Ending balance outstanding	40,059,107	24,610,396

The numbers and exercise prices of all options and warrants outstanding at March 31, 2016 are as follows:

Shares Outstanding	Weighted Average Exerecise Price	Expiration Fiscal Period
1,381,666	6.28	2nd Qtr, 2016
625	9.00	3rd Qtr, 2016
475,142	7.54	4th Qtr, 2016
34,749	7.99	1st Qtr, 2017
1,349,183	6.90	2nd Qtr, 2017
536,500	1.14	3rd Qtr, 2017
1,162,088	6.45	4th Qtr, 2017
10,000	6.60	1st Qtr, 2018
750,000	0.25	4th Qtr, 2018
37,585,817	0.42	1st Qtr, 2019
883,336	0.91	2nd Qtr, 2019
1,113,000	1.16	3rd Qtr, 2019
2,608,000	1.15	4th QTR, 2019
505,000	0.92	1st Qtr, 2020
75,000	0.65	2nd Qtr, 2019
1,707,780	0.19	4th Qtr, 2020
6,836,016	0.12	1st Qtr, 2021
133,334	7.05	4th Qtr, 2022
57,147,236

Stock-based Compensation

Results of operations for the three months ended March 31, 2016 and 2015 include stock based compensation costs totaling $433,180 and $590,937, respectively, all of which was charged to personnel related expenses.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized over the service period. The following weighted average assumptions were utilized for the calculations during the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31,
	2016	2015
Expected life (in years)	2.87 years	2.74 years
Weighted average volatility	108.81%	126.09%
Forfeiture rate	13.58%	17.49%
Risk-free interest rate	.96%	.96%
Expected dividend rate	0.00%	0.00%

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

As of March 31, 2016, $603,431 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 20.3 months.

12. Notes Payable

On August 26, 2015, the Company entered into a Business Promissory Note and Security Agreement with Bank of Lake Mills for the principal sum of $200,000 and a daily interest rate of .22%. The total repayment amount including interest and principal was $244,637 to be paid pro-rata weekly ending February 22, 2016. For the three months ended March 31, 2016, we recorded interest expense related to the note of $4,947.  As of February 25, 2016, the note has been fully repaid.

13. Due to Related Party

On August 14, 2015 and September 28, 2015, the Company entered into Loan Agreements with Alex Minicucci for the principal sum of $65,000 and $35,000, respectively. The Loans include an interest rate of 7%. The $35,000 Loan was repaid in February 2016.  For the year three months ended March 31, 2016, we recorded interest expense related to the loans of $1,343.

14. Subsequent Events

On April 4, 2016, the Company amended the May 5, 2015 9% Convertible Promissory Note with a principal amount of $275,000 as follows: the maturity date was extended to October 5, 2016, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued an additional warrant to purchase 366,667 shares of the Company's common stock with a $0.15 exercise price and a three year expiration.

Effective May 3, 2016, the Board of Directors of SpendSmart Networks, Inc. appointed Frank Liddy to the Board.  In connection with Mr. Liddy’s appointment to the Board, the Company agreed to grant Mr. Liddy vested options to purchase 264,000 shares of the Company’s common stock at an exercise price of $0.11 per share, the market closing price on the day of appointment, and having a term of five years.

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

With our mobile and loyalty marketing programs and proprietary responsive website building software, we provide proprietary loyalty systems and a suite of digital engagement and marketing services that help local merchants build relationships with consumers and drive revenues. These services are sold, implemented and supported both internally and by a network of certified digital marketing specialists, aka “Certified Masterminds,” who drive revenue and consumer relationships for merchants via loyalty programs, custom mobile-responsive websites, review generation and management, social media engagement, mobile marketing, mobile commerce and financial tools, such as reward systems. We enter into licensing agreements for our proprietary loyalty and mobile marketing solutions and custom mobile-responsive website building tools with “Certified Masterminds” which sell and support the technology in their respective markets. We provide extensive training materials, best practice guides and other resources to our licensees, including access to a “Mentor”, who is an existing successful “Mastermind”. The licensees also utilize digital loyalty tablets provided to their merchants. The loyalty tablets are proprietary tablet devices set up in physical retail locations where Consumers can enter their mobile phone number to “opt-in” to receive notifications from the merchant and participate in the merchant’s loyalty program.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenue

The Company had total revenues of $1,430,385 and $2,146,784 for the three months ended March 31, 2016 and 2015, respectively.

Our revenues decreased $716,399 over the prior year due to lowered licensee onboarding compared to the first quarter of 2015.

Selling and marketing expenses

Selling and marketing expenses were $98,022 and $272,138 for the three months ended March 31, 2016 and 2015, respectively. The decrease of $174,116 was mostly due to our continued focus on marketing efforts on those territories where we had a better opportunity to expand into immediately.

Personnel related expenses

Personnel related expenses were $1,463,930 and $1,709,770 for the three months ended March 31, 2016 and 2015, respectively. This amounted to a decrease of $245,840 or a 14.4% decrease.  Overall decreases in personnel related expenses were due to lower option grants in 2016 made to employees and directors coupled with lower payroll costs. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses were $308,914 and $319,657 for the three months ended March 31, 2016 and 2015, respectively.

Amortization of intangible assets

Amortization of intangible assets was $48,285 and $83,899 for the three months ended March 31, 2016 and 2015, respectively.  The decrease of $35,614 was mainly due to our SMS and TechXpress intangible asset impairments at December 31, 2015.

General and administrative expenses

General and administrative expenses totaled $677,161 and $531,597 for the three months ended March 31, 2016 and 2015, respectively.  We had increases in investor relations consulting, and insurance expense during the year offset by decreases in legal expenses.

Bad debt expense

Bad debt expenses totaled $26,526 and $148,962 for the three months ended March 31, 2016 and 2015, respectively.  We recorded bad debt write-offs due to non-performing accounts.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $0 and $55,484 for the three months ended March 31, 2016 and 2015, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, net interest income totaled $14,319 and $208, respectively.

For the three months ended March 31, 2016 and 2015, interest expense totaled $62,192 and $1,247, respectively.  This related to our convertible notes and our notes payable financings during 2016.

For the three months ended March 31, 2016 and 2015, other expense totaled $26,001 and $0, respectively.

For the three months ended March 31, 2016 and 2015, amortization of debt discount totaled $267,028 and $0, respectively.  This increase was due to the convertible notes financings in 2016.

For the three months ended March 31, 2016, we recognized a loss on extinguishment of debt of $288,618.  This increase was due to the convertible notes modifications in 2016.

For the three months ended March 31, 2016 and 2015, tender offer expense totaled $3,650,958 and $0, respectively.  This increase was due to the inducement given to exercise warrants in 2016.

During the three months ended March 31, 2016 and 2015, we recognized a gain from the change in the fair value of derivative liabilities of $503,284 and $26,046, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the warrants issued in 2016 in connection with the tender offer with a cash settlement feature.

Comparison of Net Loss and Net Loss per Share for the Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, our net loss was $4,879,647 and $949,716, respectively. Our basic and diluted net loss per share was $0.15 and $0.05 for the three months ended March 31, 2016 and 2015, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity. At March 31, 2016, our total current assets were $691,270. Total current liabilities were $6,643,014, long-term liabilities were $358,028, and our stockholders’ deficit totaled ($3,681,367).

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

We had a decrease in cash for the year of $275,164.  We had cash outlays relating to payments of notes payable and accounts payable of approximately $716,000 and software development costs of approximately $179,000 offset by cash provided by our tender offer of approximately $1,179,000.

Our cash and cash equivalents balance at March 31, 2016 totaled $195,177.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the two-year period ended December 31, 2015), there exists substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements at March 31, 2016 do not contain any adjustments related to the outcome of this uncertainty.

Contractual Obligations

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

Derivatives

We account for certain of our outstanding warrants and bifurcated conversion options as derivative liabilities. These derivative liabilities are ineligible for equity classification due to provisions of the instruments that may result in an adjustment to their conversion or exercise prices. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, price for our preferred and common stock on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”), which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. Management does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements, although there may be additional disclosures upon adoption.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2016. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

Based on management's evaluation as of March 31, 2016, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

To remediate these control weaknesses, we intend to implement segregation of duties, a system of internal reviews and checks and balances to strengthen our controls.  We intend to develop and implement a written set of policies and procedures for our operations.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of March 31, 2016 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred since the year ended December 31, 2015 for the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Risks

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT OUR COMPANY WILL CONTINUE AS A GOING CONCERN.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the years ended December 31, 2015 and 2014.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Item 3 – Defaults upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits
Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Executive Officer

32.1*	Certification pursuant to 18 U.S.C. Sec.1350 by Chief Executive Officer

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer

32.2*	Certification pursuant to 18 U.S.C. Sec.1350 by Chief Financial Officer

*  Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The SpendSmart Networks, Inc., a Delaware corporation

May 24, 2016	By: By:	/s/ Luke Wallace Luke Wallace Chief Executive Officer /s/ Brett Schnell Brett Schnell Chief Financial Officer