Form 10-Q
period 2016-06-30
SPENDSMART NETWORKS, INC.
filed 2016-08-12
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016

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

As of August 4, 2016 there were 39,915,886 shares outstanding of the issuer’s common stock, par value $0.001 per share.

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

PART I: Financial Information

Item 1 – Financial Statements
SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,942	$470,341
Accounts receivable, net of allowance for doubtful accounts of $320,805 at June 30, 2016 and $295,759 at December 31, 2015	414,761	141,830
Customer short-term notes receivable, net of allowance for doubtful accounts of $752,695 at June 30, 2016, and $632,422 at December 31, 2015	140,519	276,168
Other current assets	16,501	11,100
Total current assets	674,723	899,439

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $340,611 at June 30, 2016, and $461,702 at December 31, 2015	127,085	199,669
Property and equipment, net of accumulated depreciation of $1,146,325 on June 30, 2016 and $1,035,960 on December 31, 2015	956,516	896,146
Intangible assets, net of accumulated amortization of $723,149 on June 30, 2016 and $626,579 on December 31, 2015	1,474,005	1,570,575
Other assets	18,274	18,274

TOTAL ASSETS	$3,250,603	$3,584,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes	$1,106,137	$1,817,320
Notes payable	-	70,262
Due to related party	65,000	100,000
Accounts payable and accrued liabilities	1,792,416	1,867,233
Accrued interest payable	27,320	23,090
Deferred revenue	627,195	751,912
Deferred acquisition related payable	-	10,000
Cash received in connection with tender offer	-	661,424
Derivative liabilities - convertible options	34,495	179
Derivative liabilities - warrants	3,124,340	-
Total current liabilities	6,776,903	5,301,420

Total liabilities	6,776,903	5,301,420

Stockholders deficit:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,700,729 shares issued and outstanding as of June 30, 2016 and December 31, 2015	3,701	3,701
Common stock; $0.001 par value; 300,000,000 shares authorized; 39,915,886 and 20,458,761 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	39,916	20,459
Additional paid-in capital	94,065,987	90,879,480
Accumulated deficit	(97,635,904)	(92,620,957)
Total stockholders' deficit	(3,526,300)	(1,717,317)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,250,603	$3,584,103

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Mobile Marketing / Licensing	$1,611,244	$1,988,973	$3,041,629	$4,096,183
Total revenues	1,611,244	1,988,973	3,041,629	4,096,183

Operating expenses:
Selling and marketing	222,013	356,149	320,035	628,288
Personnel related	1,059,736	1,393,003	2,523,666	3,102,771
Mobile Platform Processing	299,128	283,840	608,043	603,497
Amortization of intangible assets	48,285	84,660	96,570	168,558
General and administrative	508,700	790,655	1,185,860	1,322,252
Bad debt	36,266	285,913	62,792	434,877
Change in fair value of earn-out liability	-	(114,238)	-	(58,754)
Total operating expenses	2,174,128	3,079,982	4,796,966	6,201,489

Loss from operations	(562,884)	(1,091,009)	(1,755,337)	(2,105,306)

Non-operating income (expense):
Interest income	10,887	14,362	25,206	52,896
Interest expense	(8,398)	-	(70,590)	-
Other expense, net	(33,838)	-	(59,839)	-
Amortization of debt discount	(93,512)	(136,939)	(360,540)	(136,939)
Loss on extinguishment of debt	(127,071)	-	(415,689)	-
Inducement for exercise of warrants	-	-	(3,560,958)	-
Change in fair value of financial instruments	679,516	(79,374)	1,182,800	(53,328)
Total non-operating income (loss)	427,584	(201,951)	(3,259,610)	(137,371)

Net loss	$(135,300)	$(1,292,960)	$(5,014,947)	$(2,242,677)

Basic and diluted net loss per share	$-	$(0.07)	$(0.14)	$(0.12)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	39,648,825	18,696,968	35,612,059	18,579,898

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Statements of Changes in Stockholders' Deficit
For the six months ended June 30, 2016
(unaudited)

	Series C		Series A				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance as of December 31, 2015	3,700,729	$3,701	-	$-	20,458,761	$20,459	$90,879,480	$(92,620,957)	$(1,717,317)
Warrant exercises	-	-	-	-	17,895,859	17,896	2,308,566	-	2,326,462
Issuance of common stock for services	-	-	-	-	1,561,266	1,561	142,439	-	144,000
Warrant modification	-	-	-	-	-	-	43,895	-	43,895
Stock based compensation from stock options and warrants	-	-	-	-	-	-	691,607	-	691,607
Net loss	-	-	-	-	-	-	-	(5,014,947)	(5,014,947)
Balance as of June 30, 2016	3,700,729	$3,701	-	$-	39,915,886	$39,916	$94,065,987	$(97,635,904)	$(3,526,300)

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,014,947)	$(2,242,677)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	231,587	189,260
Amortization of intangible asset	96,570	168,558
Amortization of debt discount	360,540	136,939
Stock-based compensation	691,607	854,301
Issuance of common stock for services	144,000	59,166
Change in fair value of financial instruments	(1,182,800)	53,328
Accrued interest income on notes receivable from third party	-	(8,919)
Accrued interest expenses on notes payable	31,755	18,648
Change in earn-out liability	-	(58,754)
Inducement for exercise of warrants	3,560,958	-
Extinguishment of convertible debt	415,689	-
Provision for bad debt	62,792	434,877
Changes in operating assets and liabilities:
Accounts receivable	(293,612)	(663,831)
Customer short-term notes receivable	111,870	(330,146)
Customer long-term notes receivable	72,584	(196,572)
Deferred revenue	(124,717)	(160,221)
Prepaid insurance	(5,401)	6,090
Other assets	-	(3,250)
Accounts payable and accrued liabilities	(97,907)	328,820
Net cash used in operating activities	(939,432)	(1,160,731)

Cash flows from investing activities:
Proceeds from short-term notes receivable from third party	-	110,000
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(10,000)	(10,000)
Software development costs	(291,957)	(545,900)
Purchase of property and equipment	-	(305,326)
Net cash used in investing activities	(301,957)	(751,226)

Cash flows from financing activities:
Net proceeds from warrant liabilities related to tender offer	1,179,252	-
Repayment of notes	(70,262)	-
Repayment of notes to related parties	(35,000)	-
Repayment of convertible notes	(200,000)	-
Proceeds from issuance of convertible debt	-	1,112,500
Net cash provided by financing activities	873,990	1,112,500

Net decrease in cash and cash equivalents	(367,399)	(1,053,109)

Cash and cash equivalents at beginning of the period	470,341	1,242,155
Cash and cash equivalents at end of the period	$102,942	$189,046

Non-cash Investing and Financing Activities:

The Company had conversion of 41,500 shares of Series C preferred stock into 166,000 shares of common stock during the six months ended June 30, 2015.
The Company issued 750,004 warrants in connection with convertible debt during the six months ended June 30, 2015.
The Company issued 26,479,217 warrants in connection with the exercise of tender offer warrants during the six months ended June 30, 2016.
The Company had a debt discount of $336,175 in connection with convertible debt during the six months ended June 30, 2015.
The Company had a debt discount of $50,738 in connection with convertible debt during the six months ended June 30, 2016.
The Company issued 17,895,859 shares of Common Stock in connection with the exercise of tender offer warrants during the six months ended June 30, 2016.

             See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation

SpendSmart Networks, Inc. is a Delaware corporation (“the Company”).  The Company brings value added products and mobile marketing solutions to consumers, merchants, and businesses.   The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SpendSmart Networks, Inc., a California corporation (SpendSmart-CA). All material intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the six-month periods ended June 30, 2016 and 2015 are not necessarily indicative of results to be expected for a full year.

2. Liquidity and Going Concern

As of December 31, 2015, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern at June 30, 2016. The Company has continued to incur net losses through June 30, 2016 and has yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited consolidated financial statements as of and for the period ended June 30, 2016 do not contain any adjustments for this uncertainty.

In an effort to reduce overhead, the Company reduced salaries by 10% during the first half of 2016 and issued options equal to the value of the reduction.  The Company also currently plans to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in consummating such financing. This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

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

Loans Receivable and Accounts Receivable

The Company extends credit to its licensees in the normal course of business and performs credit evaluations of its customers. Loans and accounts receivable are stated at amounts due from customer’s net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time loan and accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off loans and accounts receivable when they become uncollectible.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.  Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets, the valuation allowance related to the Company's deferred tax assets, the allowance for doubtful accounts related and notes and accounts receivable, the fair value of stock options and warrants granted to employees, consultants, directors, investors and placement agents, notes, derivative liabilities (conversion option) and warrant tender offer.

Revenue Recognition

The Company generates revenues primarily in the form of set up fees, license fees, messaging, equipment and marketing services fees and value added mobile marketing and mobile commerce services.  License fees are charged monthly for support services.  Set-up fees primarily consist of fees for website development services (including support and unspecified upgrades and enhancements when and if they are available), training and professional services that are not essential to functionality. The Company offers two licenses consisting of our Engage license and our Thrive license.  The Company now offers both licenses in a combined package known as the Customer Loyalty System License (“CLS”).  The revenues for Engage, Thrive, and CLS license set-up fees are recognized over the training and implementation periods of one month, respectively.

The Company recognizes revenues when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;

●	the products or services have been delivered to the customer;

●	the amount of fees to be paid by the customer is fixed or determinable; and

●	The collection of the related fees is probable.

Signed agreements are used as evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. The Company offered extended payment terms in 2014 and 2015 with regards to the setup fee with typical terms of payment due between one and three years from delivery of license.  The Company no longer offers extended payment terms.  The Company assessed collectability of the set-up fee based on a number of factors such as collection history and creditworthiness of the licensee. If the Company determines that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

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

Property and Equipment

Property and equipment had been recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three and six months ended June 30, 2016 and 2015 was $0 and $0, and $53,853 and $93,713, respectively.  Property and equipment has been fully depreciated as of June 30, 2016.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized $291,957 and $545,900, respectively, in software development related to programming and coding for new product development for the six months ended June 30, 2016 and 2015.  Software amortization expense for the three and six months ended June 30, 2016 and 2015 was $121,222 and $231,587, and $60,066 and $95,547, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There has not been any impairments recorded during the period ended June 30, 2016.

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

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of June 30, 2016 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the Transactions has been estimated using a Monte Carlo simulation.

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized gains of $0 and $27,988 in the fair value of derivatives for the six months ended June 30, 2016 and 2015, respectively.  The Company recognized a gain of $0 and $1,942 in the fair value of derivatives for the three months ended June 30, 2016 and 2015, respectively.  These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $0 as of June 30, 2016 and December 31, 2015, respectively.  These warrants expired in November 2015.

The Company accounts for certain of its outstanding warrants issued in fiscal 2016 (“2016 Warrants”) as derivative liabilities. The 2016 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized gains of $975,002 and $0 in the fair value of derivatives for the six months ended June 30, 2016 and 2015, respectively.  The Company recognized gains of $471,897 and $0 in the fair value of derivatives for the three months ended June 30, 2016 and 2015, respectively.  These derivative liabilities which arose from the issuance of the 2016 Warrants resulted in an ending balance of derivative liabilities of $3,124,340 as of June 30, 2016 and December 31, 2015, respectively.

Debt discount and issuance costs

Debt issuance costs, including the value of warrants issued in connection with debt financing and fees or costs paid to lender, are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt.

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

The Company’s derivative liability has been measured at fair value at June 30, 2016 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The Company modified two existing Notes in March, 2016 and three existing Notes during the second quarter, 2016.  According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  We recognized a loss on the extinguishment of debt of $415,689, of which $106,766 was related to the repricing of warrants for the six months ended June 30, 2016.

The Company recognized a gain of $207,799 and a loss of $81,316 in the fair value of derivatives for the six months ended June 30, 2016 and 2015, respectively.  These derivative liabilities which arose from the issuance of the convertible notes resulted in an ending balance of derivative liabilities of $34,495 and $179 as of June 30, 2016 and December 31, 2015, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). The fair value of these liabilities is estimated using Monte Carlo pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable and derivative liabilities. The recorded values of cash equivalents, accounts receiveable, notes receiveable and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities and earn-out liabilities are the only Level 3 fair value measures.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2016 and December 31, 2015 is as follows:

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion options that are categorized within Level 3 of the fair value hierarchy as of June 30, 2016 is as follows:

Date of Valuation	June 30, 2016
Stock Price	$0.09
Volatility (Annual)	100.9%
Strike Price	$0.15 and $0.75
Risk-free Rate	0.39 and 0.66%
Maturity Date	10/2/16 - 10/15/19

At June 30, 2016 and December 31, 2015, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at June 30, 2016:
	Carrying Value	Level 1	Level 2	Level 3
Derivative liability-warrants liability	$3,124,340	-	-	$3,124,340
Derivative liability – convertible options	$34,495	-	-	$34,495
Total securities	$3,158,835	$-	$-	$3,158,835

		Fair Value Measurements at December 31, 2015:
	Carrying Value	Level 1	Level 2	Level 3
Earn-out liability	$-	$-	$-	$-
Derivative liability – convertible options	$179	$-	$-	$179
Total securities	$179	$-	$-	$179

The following tables present the activity for Level 3 liabilities for the six months ended June 30, 2016:

Fair Value Measurements Using Level 3 Inputs

	Warrant	Conversion	Earn-out
	Derivative Liability	Notes	Liability	Total
Balance - December 31, 2015	$-	179	-	$179
Additions during the period	4,099,342	242,114	-	4,341,456
Total Unrealized (gains) or losses include in net loss	(975,002)	(207,798)	-	(1,182,800)
Settlements during the period	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance - June 30, 2016	$3,124,340	34,495	-	$3,158,835

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which the Company provides or receives advertising services from others for any consideration other than cash. Advertising expenses (primarily in the form of Internet direct marketing) totaled $44,261 and $82,750 for the three months ended June 30, 2016 and 2015, respectively.  Advertising expenses (primarily in the form of Internet direct marketing) totaled $76,070 and $152,568 for the six months ended June 30, 2016 and 2015, respectively.

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

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.  Amortization of intangible assets was $96,570 and $168,558 for the six months ended June 30, 2016 and 2015, respectively, and $48,285 and $84,660 for the three months ended June 30, 2016 and 2015, respectively.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on  our consolidated financial statements.

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

Segments

The Company operates in one reportable segment.  Accordingly, no segment disclosures have been presented herein.

5. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends.  We recorded a bad debt expense of $62,792 during the six months ended June 30, 2016 and wrote off uncollectable accounts during the six months ended June 30, 2016 in the amount of $39,364.  As of June 30, 2016, the Company had an allowance for doubtful accounts of $1,414,111.

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  The Company charges interest rates on notes receivable averaging 14%.  The Company recorded $25,206 in interest income for the six months ended June 30, 2016.

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

	June 30, 2016
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	893,214	467,696	752,695	340,611	140,519	127,085
Accounts Receivable	735,566	-	320,805	-	414,761	-

	December 31, 2015
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	908,590	661,371	632,422	461,702	276,168	199,669
Accounts Receivable	437,589	-	295,759	-	141,830	-

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term	Current	Long-Term
Balance at December 31, 2015	$632,422	$461,702	$295,759	-
Incremental Provision	120,273	(121,091)	63,610	-
Recoveries	-	-	800	-
Charge offs	-	-	(39,364)	-
Balance at June 30, 2016	$752,695	$340,611	$320,805	-

The allowance for doubtful accounts as a percentage of total receivables was approximately 67% as of June 30, 2016 and approximately 69% as of December 31, 2015.

The Company received a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 from a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and matured in four months. For the six months ended June 30, 2015, the Company had recorded $8,919 of interest income from this Note.  $110,000 of the principal amount was paid during six months ended 2015.  The remaining Note balance of $322,513 was written off as of the year ended December 31, 2015.

6. Common Stock and Warrants

Common stock

During the six months ended June 30, 2016, the company issued 17,895,859 shares of common stock related to the tender offer and 1,561,266 shares of common stock and the Company recognized expense of $144,000 for services rendered.  No shares of Series C Stock converted to common shares during the six months ended June 30, 2016.

During the six months ended June 30, 2015, the company didn’t issue any common stock for services.  41,500 shares of Series C Stock converted to 166,000 common shares during the six months ended June 30, 2016.

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

The embedded conversion feature was bifurcated and accounted for as a derivative liability at $164,300 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, $336,175 of debt discount was recorded at issuance and was amortized over the term of the debt using the effective interest method.  The amount of debt discount amortized for the six months ended June 30, 2016 was $119,479.

On March 29, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $300,000 as follows: the maturity date was extended to September 29, 2016, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 400,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration.  According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  We recognized a loss on the extinguishment of debt of $147,566 for the six months ended June 30, 2016.

On March 30, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $262,500 as follows: the maturity date was extended to September 30, 2016, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 350,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  We recognized a loss on the extinguishment of debt of $141,052 for the six months ended June 30, 2016.

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

The embedded conversion feature was bifurcated and accounted for as a derivative liability at $228,700 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, $394,345 of debt discount was recorded at issuance and is being amortized over the term of the debt using the effective interest method.  The amount of debt discount amortized for the six months ended June 30, 2016 was $164,290.

During the second quarter 2016, the Company amended three of the outstanding 9% Convertible Promissory Notes with principal amounts of $275,000, $75,000 and $150,000 as follows: the maturity dates were extended to November 5, 2016, September 2, 2016, and September 26, 2016, respectively; the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued new warrants to purchase 666,669 shares of the Company's common stock with a $0.15 exercise price and a three year expiration. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  We recognized a loss on the extinguishment of debt of $127,071 for the quarter.

On July 15, 2015, the Company issued a Convertible Promissory Note in the principal amount of $400,000 inclusive of interest. The Note was for a term of six months.  The Note bears interest at twelve percent per annum. The Note is secured by the assets of the Company. The Note may be converted into shares of the Company’s common stock at $0.75 per share. The Company also issued the holder warrants to purchase 500,000 shares of the Company’s common stock. The proceeds were allocated based on the relative fair value of the debt and the warrant. The warrants have an exercise price of $0.75 per share and have a term of two years. The relative fair value ascribed to the 500,000 warrants issued was approximately $49,000 and was recorded to additional paid-in capital. This amount which was recorded as a debt discount was amortized over the term of the debt using the effective interest method.  As part of the closing of the Tender Offer, $200,000 of these notes converted into 1,333,334 shares of common stock and the investor received common stock and 1,333,333 warrants with a three year term at an exercise price of $0.15.  The remaining $200,000 of notes was paid in February 2016.

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

On November 13, 2015, the Company issued Convertible Promissory Notes to five investors in the principal amount of $287,333. The Notes feature a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Notes bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the notes was bifurcated and accounted for as a derivative liability at approximately $172 on the day of issuance. As part of the closing of the Tender Offer, these notes converted into 1,937,105 shares of common stock and the investors received 5,811,315 warrants with a three year term at an exercise price of $0.15.

On November 16, 2015, the Company issued a Convertible Promissory Note to an investor in the principal amount of $48,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Note bears interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $30 on the day of issuance. As part of the closing of the Tender Offer, these notes converted into 323,669 shares of common stock and the investor received 971,007 warrants with a three year exercise term at an exercise price of $0.15.

8. Convertible Preferred Stock

Series A Preferred Stock

At June 30, 2016 and December 31, 2015, the Company had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At June 30, 2016 and December 31, 2015, the Company had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At June 30, 2016 and December 31, 2015, the Company had 3,700,729 shares of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  No shares of Series C Stock converted to common shares during the six months ended June 30, 2016.

9. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the six months ended June 30, 2016 and 2015 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the six months ended June 30,
	2016	2015
Convertible notes	7,311,721	1,483,334
Common stock options	19,684,296	8,778,333
Investor warrants	37,695,779	23,404,094
Compensation warrants	2,098,333	1,933,858
Excluded potentially dilutive securities	66,790,129	35,599,619

10. Stockholders’ Equity

Stock Options and Warrants

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the six months ended June 30, 2016 and 2015 was as follows:

	For the six months ended
	June 30,
	2016	2015
Beginning balance outstanding	26,397,410	23,933,922
Warrants issued during the year:
Expired during the year	(1,928,333)	(80,310)
Exercised during the year	(12,270,853)	-
Issued in connection with issuance of convertible notes	1,116,671	1,483,340
Issued in connection with tender offer exercise	26,479,217	-
Ending balance outstanding	39,794,112	25,336,952

The numbers and exercise prices of all options and warrants outstanding at June 30, 2016 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
625	9.00	3rd Qtr, 2016
475,142	7.54	4th Qtr, 2016
34,749	7.99	1st Qtr, 2017
1,349,183	6.90	2nd Qtr, 2017
536,500	1.14	3rd Qtr, 2017
1,162,088	6.45	4th Qtr, 2017
10,000	6.60	1st Qtr, 2018
750,000	0.25	4th Qtr, 2018
37,573,317	0.42	1st Qtr, 2019
1,906,257	0.46	2nd Qtr, 2019
1,080,000	1.16	3rd Qtr, 2019
2,603,000	1.15	4th Qtr, 2019
505,000	0.92	1st Qtr, 2020
1,704,446	0.19	4th Qtr, 2020
6,836,016	0.12	1st Qtr, 2021
2,818,751	0.09	2nd Qtr, 2019
133,334	7.05	4th Qtr, 2022
59,478,408

Stock-based Compensation

Results of operations for the three months ended June 30, 2016 and 2015 include stock based compensation costs totaling $258,427 and $263,364, respectively, all of which was charged to personnel related expenses.

Results of operations for the six months ended June 30, 2016 and 2015 include stock based compensation costs totaling $691,607 and $854,301, respectively, all of which was charged to personnel related expenses.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized over the service period. The following weighted average assumptions were utilized for the calculations during the six months ended June 30, 2016 and 2015:

	For the six months ended
	June 30,
	2016	2015
Expected life (in years)	2.70 years	2.89 years
Weighted average volatility	133.90%	108.92%
Forfeiture rate	17.77%	14.21%
Risk-free interest rate	.89%	.97%
Expected dividend rate	0.00%	0.00%

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

As of June 30, 2016, $1,105,613 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 17.8 months.

11. Notes Payable

On August 26, 2015, the Company entered into a Business Promissory Note and Security Agreement with Bank of Lake Mills for the principal sum of $200,000 and a daily interest rate of .22%. The total repayment amount including interest and principal was $244,637 to be paid pro-rata weekly ending February 22, 2016. For the three and six months ended June 30, 2016, we recorded interest expense related to the note of $0 and $4,947, respectively.  As of February 25, 2016, the note has been fully repaid.

12. Due to Related Party

On August 14, 2015 and September 28, 2015, the Company entered into Loan Agreements with Alex Minicucci for the principal sum of $65,000 and $35,000, respectively. The Loans include an interest rate of 7%. The $35,000 Loan was repaid in February 2016.  For the three and six months ended June 30, 2016, we recorded interest expense related to the loans of $1,138 and $2,481, respectively.

13. Subsequent Events

Effective July 5, 2016, Cary Sucoff resigned as a Director of SpendSmart Networks, Inc.

Effective July 13, 2016, Francis J. Liddy joined the compensation committee.

On July 19, 2016, the Company issued the following Convertible Promissory Notes:  Joe Proto ($40,000), John Eyler ($40,000), Francis J. Liddy ($20,000), Isaac Blech ($40,000), and Transpac Investments Ltd. ($40,000).  All of the individuals listed are members of the board of directors.  The Convertible Promissory Notes bear interest at the rate of 9%, have a six month maturity date, and a mandatory conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000.

Effective July 22, 2016, the Company cancelled the following stock and stock options granted to its board of directors on March 21, 2016: (a) Joseph Proto, 350,000 restricted shares of common stock; (b) John Eyler, options to purchase 464,331 shares of common stock; (c) Pat Kolenik 350,000 restricted shares of common stock; (d) Chris Leong, options to purchase 464,331 shares of common stock, and (e) Isaac Blech, options to purchase 663,330 shares of common stock.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

Revenue

The Company had total revenues of $1,611,244 and $1,988,973 for the three months ended June 30, 2016 and 2015, respectively.

Our revenues decreased $377,729 over the prior year due to lowered licensee onboarding compared to the second quarter of 2015.  This was due to the hight number of customer financings completed in 2015 for new sales.  In 2016, we stopped financing new sales to licences.

Selling and marketing expenses

Selling and marketing expenses were $222,013 and $356,149 for the three months ended June 30, 2016 and 2015, respectively. The decrease of $134,136 was mostly due to our continued focus on marketing efforts on those territories where we had a better opportunity to expand.

Personnel related expenses

Personnel related expenses were $1,059,736 and $1,393,003 for the three months ended June 30, 2016 and 2015, respectively. This amounted to a decrease of $333,267 or a 23.9% decrease.  Overall decreases in personnel related expenses were due to lower option grants in 2016 made to employees and directors coupled with lower payroll costs due to decreased headcount.

Processing expenses

Processing expenses were $299,128 and $283,840 for the three months ended June 30, 2016 and 2015, respectively.  These include text messages, kiosk tablets, servers, and  short code expenses.

Amortization of intangible assets

Amortization of intangible assets was $48,285 and $84,660 for the three months ended June 30, 2016 and 2015, respectively.  The decrease of $36,375 was mainly due to our SMS and TechXpress intangible asset impairments at December 31, 2015 and the lower remaining amortization.

General and administrative expenses

General and administrative expenses totaled $508,700 and $790,655 for the three months ended June 30, 2016 and 2015, respectively.  We had increases insurance expense and rent during the year offset by decreases in legal expenses, travel and investor relations consulting.

Bad debt expense

Bad debt expenses totaled $36,266 and $285,913 for the three months ended June 30, 2016 and 2015, respectively.  This decrease of $249,647 was due to an increase in our allowance for doubtful accounts in 2015.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $0 and ($114,238) for the three months ended June 30, 2016 and 2015, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Three Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016 and 2015, net interest income totaled $10,887 and $14,362, respectively.  This decrease was due to the lower remaining balances on our financed accounts.

For the three months ended June 30, 2016 and 2015, interest expense totaled $8,398 and $0, respectively.  This related to our convertible notes and our notes payable financings during 2016.

For the three months ended June 30, 2016 and 2015, other expense totaled $33,838 and $0, respectively.

For the three months ended June 30, 2016 and 2015, amortization of debt discount totaled $93,512 and $136,939, respectively.  This increase was due to the convertible notes financings in 2016.

For the three months ended June 30, 2016 and 2015, we recognized a loss on extinguishment of debt of $127,071 and $0, respectively.  This increase was due to the convertible notes modifications completed in 2016.

For the three months ended June 30, 2016 and 2015, tender offer expense totaled $0 and $0, respectively.

During the three months ended June 30, 2016 and 2015, we recognized a gain and loss from the change in the fair value of derivative liabilities of $679,516 and $79,374, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the warrants issued in 2016 in connection with the tender offer with a cash settlement feature.

Comparison of Net Loss and Net Loss per Share for the Three Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016 and 2015, our net loss was $135,300 and $1,292,960, respectively. Our basic and diluted net loss per share was $0.00 and $0.07 for the three months ended June 30, 2016 and 2015, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

Revenue

The Company had total revenues of $3,041,629 and $4,096,183 for the six months ended June 30, 2016 and 2015, respectively.

Our revenues decreased $1,054,554 over the prior year due to lowered licensee onboarding compared to the first six months of 2015.  This was due to the high number of financings completed in 2015 for new sales.  In 2016, we stopped financing new sales to licensees.

Selling and marketing expenses

Selling and marketing expenses were $320,035 and $628,288 for the six months ended June 30, 2016 and 2015, respectively. The decrease of $308,253 was mostly due to our continued focus on marketing efforts on those territories where we had a better opportunity to expand.

Personnel related expenses

Personnel related expenses were $2,523,666 and $3,102,771 for the six months ended June 30, 2016 and 2015, respectively. This amounted to a decrease of $579,105 or a 18.7% decrease.  Overall decreases in personnel related expenses were due to lower option grants in 2016 made to employees and directors coupled with lower payroll costs due to decreased headcount.

Processing expenses

Processing expenses were $608,043 and $603,497 for the six months ended June 30, 2016 and 2015, respectively.  These include text messages, kiosk tablets, servers and short code expenses.

Amortization of intangible assets

Amortization of intangible assets was $96,570 and $168,558 for the six months ended June 30, 2016 and 2015, respectively.  The decrease of $35,614 was mainly due to our SMS and TechXpress intangible asset impairments at December 31, 2015 and the lower remaining amortization.

General and administrative expenses

General and administrative expenses totaled $1,185,860 and $1,322,252 for the six months ended June 30, 2016 and 2015, respectively.  We had increases in investor relations consulting, accounting insurance expense and rent during the year offset by decreases in legal expenses and travel.

Bad debt expense

Bad debt expenses totaled $62,792 and $434,877 for the six months ended June 30, 2016 and 2015, respectively.  This decrease of $372,085 was due to increased reserves onout allowance for doubtful accounts in 2015 resulting from previous financings.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $0 and ($58,754) for the six months ended June 30, 2016 and 2015, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016 and 2015, net interest income totaled $25,206 and $52,896, respectively.  This was due to the lowered remaining balances on our financed accounts.

For the six months ended June 30, 2016 and 2015, interest expense totaled $70,590 and $0, respectively.  This related to our convertible notes and our notes payable financings during 2016.

For the six months ended June 30, 2016 and 2015, other expense totaled $59,839 and $0, respectively.

For the six months ended June 30, 2016 and 2015, amortization of debt discount totaled $360,540 and $136,939, respectively.  This increase was due to the increased number of convertible notes financings in 2016.

For the six months ended June 30, 2016 and 2015, we recognized a loss on extinguishment of debt of $415,689 and $0, respectively.  This increase was due to the convertible notes modifications completed in 2016.

For the six months ended June 30, 2016 and 2015, tender offer expense totaled $3,560,958 and $0, respectively.  This increase was due to the inducement given to exercise warrants in 2016.

During the three months ended June 30, 2016 and 2015, we recognized a gain and loss from the change in the fair value of derivative liabilities of $1,182,800 and $53,328, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the warrants issued in 2016 in connection with the tender offer with a cash settlement feature.

Comparison of Net Loss and Net Loss per Share for the Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016 and 2015, our net loss was $5,014,947 and $2,242,677, respectively. Our basic and diluted net loss per share was $0.14 and $0.12 for the six months ended June 30, 2016 and 2015, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity. At June 30, 2016, our total current assets were $674,723. Total current liabilities were $6,776,903 and our stockholders’ deficit totaled ($3,526,300).

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

We had a decrease in cash for the year of $367,000.  We had cash outlays relating to payments of notes payable and accounts payable of approximately $403,000 and software development costs of approximately $292,000 offset by cash provided by warrant exercises in connection with our tender offer of approximately $1,179,000.

Our cash and cash equivalents balance at June 30, 2016 totaled $102,942.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the year ended December 31, 2015), there exists substantial doubt about our ability to continue as a going concern.  The Company has continued to incur net losses through June 30, 2016 and has yet to establish profitable operations.  These factors among others create a substantial doubt about the Company’s ability to continue as a going concern at June 30, 2016.  Our condensed consolidated financial statements do not contain any adjustments related to the outcome of this uncertainty.

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

Signed agreements are used as evidence of an arrangement. Electronic delivery occurs when we provide the customer with access to the software via a username and password. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. The Company offered extended payment terms in 2014 and 2015 with regards to the setup fee with typical terms of payment due between one and three years from delivery of license. We assessed collectability of the set-up fee based on a number of factors such as collection history and creditworthiness of the customer. If we determine that collectability is not probable, revenue is deferred until collectability becomes probable, generally upon receipt of cash.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2016. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

Based on management's evaluation as of June 30, 2016, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

To remediate these control weaknesses, we intend to implement segregation of duties, a system of internal reviews and checks and balances to strengthen our controls during the remainder of 2016.  We intend to develop and implement a written set of policies and procedures for our operations.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of June 30, 2016 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred since the year ended December 31, 2015 for the six month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SpendSmart Networks, Inc., a Delaware corporation

By:	/s/ LUKE WALLACE Luke Wallace, Chief Executive Officer August 12, 2016
By:	/s/ BRETT SCHNELL Brett Schnell, Chief Financial Officer August 12, 2016