Form 10-Q
period 2016-09-30
SPENDSMART NETWORKS, INC.
filed 2016-11-14
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

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

As of November 11, 2016 there were 39,275,886 shares outstanding of the issuer’s common stock, par value $0.001 per share.

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

PART I: Financial Information

Item 1 – Financial Statements

SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,045	$470,341
Accounts receivable, net of allowance for doubtful accounts of $405,000 at September 30, 2016 and $295,759 at December 31, 2015	632,176	141,830
Customer short-term notes receivable, net of allowance for doubtful accounts of $682,000 at September 30, 2016, and $632,422	105,417	276,168
Other current assets	58,389	11,100
Total current assets	884,027	899,439

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $348,000 at September 30, 2016, and $461,702 at December 31, 2015	119,696	199,669
Property and equipment, net of accumulated depreciation of $1,396,223 on September 30, 2016 and $1,035,960 on December 31, 2015	827,841	896,146
Intangible assets, net of accumulated amortization of $771,434 on September 30, 2016 and $626,579 on December 31, 2015	1,425,720	1,570,575
Other assets	18,274	18,274
Total long-term assets	2,391,531	2,684,664

Other assets held for sale	-	-

TOTAL ASSETS	$3,275,558	$3,584,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes	$1,314,280	$1,817,320
Notes payable	-	70,262
Due to related party	65,000	100,000
Accounts payable and accrued liabilities	1,889,480	1,867,233
Accrued interest payable	55,843	23,090
Deferred revenue	814,064	751,912
Deferred acquisition related payable	-	10,000
Cash received in connection with tender offer	-	661,424
Derivative liabilities - convertible options	2,711	179
Derivative liabilities - warrants	2,343,255	-
Total current liabilities	6,484,633	5,301,420

Total liabilities	6,484,633	5,301,420

Stockholders deficit:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,690,729 and 3,700,729 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3,691	3,701
Common stock; $0.001 par value; 300,000,000 shares authorized; 39,275,886 and 20,458,761 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	39,276	20,459
Additional paid-in capital	94,206,979	90,879,480
Accumulated deficit	(97,459,021)	(92,620,957)
Total stockholders' deficit	(3,209,075)	(1,717,317)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,275,558	$3,584,103

              See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Mobile Marketing / Licensing	$1,528,049	$1,195,576	$4,569,678	$5,291,760
Total revenues	1,528,049	1,195,576	4,569,678	5,291,760

Operating expenses:
Selling and marketing	126,777	13,955	446,812	642,242
Personnel related	1,030,774	1,373,065	3,554,440	4,475,836
Mobile Platform Processing	301,606	433,468	909,649	1,036,965
Amortization of intangible assets	48,285	84,660	144,855	253,219
General and administrative	481,280	1,332,498	1,667,140	2,654,748
Bad debt	100,531	878,472	163,323	1,313,349
Change in fair value of earn-out liability	-	-	-	(58,754)
Total operating expenses	2,089,253	4,116,118	6,886,219	10,317,605

Loss from operations	(561,204)	(2,920,542)	(2,316,541)	(5,025,845)

Non-operating income (expense):
Interest income	8,254	7,305	33,461	60,202
Interest expense	(33,733)	-	(104,323)	-
Other expense, net	(21,161)	-	(81,000)	-
Amortization of debt discount	(28,143)	(188,972)	(388,683)	(325,910)
Loss on extinguishment of debt	-	-	(415,689)	-
Inducement for exercise of warrants	-	-	(3,560,958)	-
Change in fair value of financial instruments	812,869	286,563	1,995,669	233,235
Total non-operating income (loss)	738,086	104,896	(2,521,523)	(32,473)

Net income (loss)	$176,882	$(2,815,646)	$(4,838,064)	$(5,058,318)

Basic net income (loss) per share	$0.01	$(0.15)	$(0.13)	$(0.27)

Diluted net income (loss) per share	$(0.01)	$(0.15)	$(0.13)	$(0.27)

Basic weighted average common shares outstanding used in computing net income (loss) per share	39,315,995	18,840,637	36,877,988	18,667,766

Diluted weighted average common shares outstanding used in computing net income (loss) per share	51,454,161	18,840,637	36,877,988	18,667,766

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 2016
(unaudited)

	Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance as of December 31, 2015	3,700,729	$3,701	-	$-	20,458,761	$20,459	$90,879,480	$(92,620,957)	$(1,717,317)
Conversions of preferred stock to common stock	(10,000)	(10)	-	-	60,000	60	(50)	-	-
Warrant exercises	-	-	-	-	17,895,859	17,896	2,308,566		2,326,462
Issuance of common stock for services	-	-	-	-	700,000	700	77,300	-	78,000
Issuance of common stock for interest	-	-	-	-	161,266	161	13,339		13,500
Warrant modification	-	-	-	-	-	-	43,895	-	43,895
Stock based compensation from stock options and warrants	-	-	-	-	-	-	884,449	-	884,449
Net loss	-	-	-	-	-	-	-	(4,838,064)	(4,838,064)
Balance as of September 30, 2016	3,690,729	$3,691	-	$-	39,275,886	$39,276	$94,206,979	$(97,459,021)	$(3,209,075)

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,838,064)	$(5,058,318)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	360,262	807,002
Amortization of intangible asset	144,855	253,219
Amortization of debt discount	388,683	325,910
Stock-based compensation	884,449	1,053,508
Issuance of common stock for services	91,500	293,166
Change in fair value of financial instruments	(1,995,669)	(233,235)
Accrued interest income on notes receivable from third party	-	(27,339)
Accrued interest expenses on notes payable	50,087	28,648
Change in earn-out liability	-	(58,754)
Inducement for exercise of warrants	3,560,958	-
Extinguishment of convertible debt	415,689	-
Provision for bad debt	163,323	1,313,349
Changes in operating assets and liabilities:
Accounts receivable	(651,880)	(783,913)
Customer short-term notes receivable	78,573	(334,023)
Customer long-term notes receivable	170,362	(137,461)
Deferred revenue	62,152	(158,118)
Prepaid insurance	(47,289)	6,090
Other assets	-	(18,741)
Accounts payable and accrued liabilities	27,680	688,687
Net cash used in operating activities	(1,134,329)	(2,040,323)

Cash flows from investing activities:
Proceeds from short-term notes receivable from third party	-	121,000
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(10,000)	(10,000)
Software development costs	(291,957)	(732,533)
Purchase of property and equipment	-	(305,326)
Net cash used in investing activities	(301,957)	(926,859)

Cash flows from financing activities:
Net proceeds from warrant exercises related to tender offer	1,179,252	-
Proceeds from issuance of notes	-	200,000
Proceeds from issuance of related party financing	-	100,000
Repayment of notes	(70,262)	(37,627)
Repayment of notes to related parties	(35,000)	-
Repayment of convertible notes	(200,000)	-
Proceeds from issuance of convertible debt	180,000	1,488,500
Net cash provided by financing activities	1,053,990	1,750,873

Net decrease in cash and cash equivalents	(382,296)	(1,216,309)

Cash and cash equivalents at beginning of the period	470,341	1,242,155
Cash and cash equivalents at end of the period	$88,045	$25,846

Non-cash Investing and Financing Activities:
The Company had conversion of 47,500 shares of Series C preferred stock into 190,000 shares of common stock during the nine months ended September 30, 2015.
The Company issued 1,438,340 warrants in connection with convertible debt during the nine months ended September 30, 2015.
The Company issued 26,479,217 warrants in connection with the exercise of tender offer warrants during the nine months ended September 30, 2016.
The Company had a debt discount of $730,520 in connection with convertible debt during the nine months ended September 30, 2015.
The Company had a debt discount of $50,738 in connection with convertible debt during the nine months ended September 30, 2016.
The Company issued 17,895,859 shares of Common Stock in connection with the exercise of tender offer warrants during the nine months ended September 30, 2016.

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

SpendSmart Networks, Inc. is a Delaware corporation (“the Company”).  The Company brings value added products and mobile marketing solutions to consumers, merchants, and other businesses.   The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SpendSmart Networks, Inc., a California corporation (SpendSmart-CA). All material intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of results to be expected for a full year.

2. Liquidity and Going Concern

As of December 31, 2015, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through September 30, 2016 and has yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern at September 30, 2016. The Company’s unaudited consolidated financial statements as of and for the period ended September 30, 2016 do not contain any adjustments for this uncertainty.

In an effort to reduce overhead, the Company reduced salaries by 10% during the first nine months of 2016 and issued options equal to the value of the reduction. The Company also currently plans to attempt to raise additional required capital through the sale of unregistered shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs as well as payment of previous debts. However, there can be no assurance that we will be successful in consummating such financing. This description of our recent financing and future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

3. Reclassification

Certain reclassifications were made to the 2015 financial statement presentation to conform to the 2016 financial statement presentation.  These reclassifications relate to immaterial balances from discontinued operations, which have been included in respective balances from continuing operations.

4. Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with GAAP.

Loans Receivable and Accounts Receivable

The Company extended credit to its licensees in the normal course of business and performs credit evaluations of its customers. The Company no longer offers extended payment terms. Loans and accounts receivable are stated at amounts due from customer’s net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time loan and accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off loans and accounts receivable when they become uncollectible.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets, the valuation allowance related to the Company's deferred tax assets, the allowance for doubtful accounts related and notes and accounts receivable, the fair value of stock options and warrants granted to employees, consultants, directors, investors and placement agents, notes, derivative liabilities (conversion option) and assumptions used to fair value the inducement expense related to the warrant tender offer.

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

  SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Property and Equipment

Property and equipment had been recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three and nine months ended September 30, 2016 and 2015 was $0 and $0, and $628,999 and $535,286, respectively. Property and equipment has been fully depreciated as of September 30, 2016.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized $291,957 and $732,533, respectively, in software development related to programming and coding for new product development for the nine months ended September 30, 2016 and 2015.  Software amortization expense for the three and nine months ended September 30, 2016 and 2015 was $128,765 and $360,262, and $82,456 and $178,003, respectively.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There has not been any impairment recorded during the period ended September 30, 2016.

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

 SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Net Income (Loss) per Share

The Company calculates basic earnings per share (“EPS”) by dividing the Company’s net income(loss) and comprehensive net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

For the three months ended September 30, 2016 diluted earnings per common share are computed by the numerator effected by the gain on the change in fair value of the warrant liability and the denominator is increased to include the number of additional potential common shares from the warrants underlying the warrant liability.

Diluted earnings per common shares were calculated using the following net income and weighted average shares outstanding for the three months ended September 30, 2016.

Three Months Ended September 30, 2016

Net income	$176,882
Gain on the change in fair value of the warrant liability	(389,658)
Diluted earnings	$(212,776)

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	39,315,995
Dilutive effect of warrants	12,138,166
Diluted number of common and common stock equivalent shares outstanding:	51,454,161

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, diluted net loss per common share is equal to the basic net loss per common share since all potentially dilutive securities are anti-dilutive.

Potential common stock equivalents outstanding as of September 30, 2016 and 2015 consist of convertible notes, common stock options, investor warrants, and compensation warrants:

	September 30,
	2016	2015
Convertible notes	8,719,640	1,512,500
Common stock options	19,726,842	8,666,833
Investor warrants	37,995,156	23,861,368
Compensation warrants	1,981,667	1,895,000
Excluded potentially dilutive securities	68,423,305	35,935,701

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of September 30, 2016 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the Transactions has been estimated using a Monte Carlo simulation.

The Company accounted for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. The 2010 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized gains of $0 and $47,209 in the fair value of derivatives for the nine months ended September 30, 2016 and 2015, respectively. The Company recognized a gain of $0 and $19,221 in the fair value of derivatives for the three months ended September 30, 2016 and 2015, respectively. These derivative liabilities which arose from the issuance of the 2010 Warrants resulted in an ending balance of derivative liabilities of $0 as of September 30, 2016 and December 31, 2015, respectively. These warrants expired in November 2015.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company accounts for certain of its outstanding warrants issued in fiscal 2016 (“2016 Warrants”) as derivative liabilities. The 2016 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized gains of $1,756,087 and $0 in the fair value of derivatives for the nine months ended September 30, 2016 and 2015, respectively. The Company recognized gains of $781,085 and $0 in the fair value of derivatives for the three months ended September 30, 2016 and 2015, respectively. These derivative liabilities which arose from the issuance of the 2016 Warrants resulted in an ending balance of derivative liabilities of $2,343,255 and $0 as of September 30, 2016 and December 31, 2015, respectively.

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

The Company’s derivative liability has been measured at fair value at September 30, 2016 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The Company modified two existing Notes during the first quarter 2016 and three existing Notes during the second quarter, 2016. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. We recognized a loss on the extinguishment of debt of $415,689, of which $106,766 was related to the repricing of warrants for the nine months ended September 30, 2016.

The Company recognized a gain of $239,582 and $186,026 in the fair value of derivatives for the nine months ended September 30, 2016 and 2015, respectively. These derivative liabilities which arose from the issuance of the convertible notes resulted in an ending balance of derivative liabilities of $2,711 and $179 as of September 30, 2016 and December 31, 2015, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). The fair value of these liabilities is estimated using Monte Carlo pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company’s financial instruments are cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable and derivative liabilities. The recorded values of cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair values based on their short-term nature. The fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities and earn-out liabilities are the only Level 3 fair value measures.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2016 and December 31, 2015 is as follows:

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion options that are categorized within Level 3 of the fair value hierarchy as of September 30, 2016 is as follows:

Date of Valuation	September 30, 2016
Stock Price	$0.06
Volatility (Annual)	112.2%
Strike Price	$0.15 - $0.75
Risk-free Rate	0.86 - 0.85%
Maturity Date	10/2/16 - 6/26/19

At September 30, 2016 and December 31, 2015, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at September 30, 2016:
	Carrying Value	Level 1	Level 2	Level 3

Derivative liability-warrants liability	$2,343,255	-	-	$2,343,255
Derivative liability – convertible options	$2,711	-	-	$2,711
Total securities	$2,345,966	$-	$-	$2,345,966

		Fair Value Measurements at December 31, 2015:
	Carrying Value	Level 1	Level 2	Level 3

Earn-out liability	$-	$-	$-	$-
Derivative liability – convertible options	$179	$-	$-	$179
Total securities	$179	$-	$-	$179

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the activity for Level 3 liabilities for the nine months ended September 30, 2016:

Fair Value Measurements Using Level 3 Inputs

	WarrantDerivative Liability	ConversionNotes	Earn-outLiability	Total
Balance - December 31, 2015	$-	179	-	$179
Additions during the period	4,099,342	242,114	-	4,341,456
Total Unrealized (gains) or losses include in net loss	(1,756,087)	(239,582)	-	(1,995,669)
Settlements during the period	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance - September 30, 2016	$2,343,255	2,711	-	$2,345,966

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which the Company provides or receives advertising services from others for any consideration other than cash. Advertising expenses (primarily in the form of Internet direct marketing) totaled $49,537 and $102,949 for the three months ended September 30, 2016 and 2015, respectively. Advertising expenses (primarily in the form of Internet direct marketing) totaled $125,607 and $255,517 for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. Amortization of intangible assets was $144,855 and $253,219 for the nine months ended September 30, 2016 and 2015, respectively, and $48,285 and $84,660 for the three months ended September 30, 2016 and 2015, respectively.

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

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers as amended (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public business entities. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on our financial statements.

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

5. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. We recorded a bad debt expense of $163,323 during the nine months ended September 30, 2016 and wrote off uncollectable accounts during the nine months ended September 30, 2016 in the amount of $119,006. As of September 30, 2016, the Company had recorded an allowance for doubtful accounts of $1,435,000.

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  The Company charges interest rates on notes receivable averaging 14%.  The Company recorded $33,461 in interest income for the nine months ended September 30, 2016.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	September 30, 2016
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	787,417	467,696	682,000	348,000	105,417	119,696
Accounts Receivable	1,037,176	-	405,000	-	632,176	-

	December 31, 2015
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	908,590	661,371	632,422	461,702	276,168	199,669
Accounts Receivable	437,589	-	295,759	-	141,830	-

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable		Accounts Receivable
	Current	Long-Term	Current
Balance at December 31, 2015	$632,422	$461,702	$295,759
Incremental Provision	92,178	(90,389)	161,534
Recoveries	-	-	800
Charge offs	(42,600)	(23,313)	(53,093)
Balance at September 30, 2016	$682,000	$348,000	$405,000

The allowance for doubtful accounts as a percentage of total receivables was approximately 63% as of September 30, 2016 and approximately 69% as of December 31, 2015.

The Company received a Secured Convertible Promissory Note (the “Note”) for a principal amount of $410,000 from a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and matured in four months. For the nine months ended September 30, 2015, the Company had recorded $12,846 of interest income from this Note.  $121,000 of the principal amount was paid during the nine months ended 2015. The remaining Note balance of $322,513 was written off as of the year ended December 31, 2015.

6. Common Stock and Warrants

Common stock

During the nine months ended September 30, 2016, the company issued 17,895,859 shares of common stock related to the tender offer. The Company issued 700,000 shares of common stock related to services rendered and recognized expense of $78,000 and issued 161,266 shares of common stock related to interest due and recognized expense of $13,500. 10,000 shares of Series C Stock converted to 60,000 shares of common shares during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the company didn’t issue any common stock for services. 41,500 shares of Series C Stock converted to 166,000 common shares during the nine months ended September 30, 2015.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tender Offer and Debt Conversion

Between December 11, 2015 and February 3, 2016, the Company entered into agreements with investors, pursuant to which on February 3, 2016, warrant holders exercised 12,270,846 Warrants to purchase an aggregate of 12,270,846 shares of our common stock for gross proceeds of $1.84 million. The Company issued new warrants to purchase an aggregate of 26,479,217 shares of common stock at an exercise price of $0.15 per share, in consideration for the immediate exercise of the warrants. In August, 2016, the exercise price on 13,209,609 of these warrants was reduced to $0.01, as the Company had not met its six month targets related to these warrants. The following paragraph discusses the accounting treatment related to this reduction.

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

In connection with the tender offer, investors converted $843,751 in Convertible Notes at a conversion price of $0.15 per share into 5,625,013 shares of our common stock during the first quarter, 2016.

7. Convertible Promissory Notes

On July 19, 2016, the Company issued the following Convertible Promissory Notes: Joe Proto ($40,000), John Eyler ($40,000), Francis J. Liddy ($20,000), Isaac Blech ($40,000), and Transpac Investments Ltd. ($40,000). All of the individuals listed are members of the board of directors. The Convertible Promissory Notes bear interest at the rate of 9%, have a six month maturity date, and a mandatory conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. We recorded $1,598 in interest expense for the three and nine months ended September 30, 2016.

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

The embedded conversion feature was bifurcated and accounted for as a derivative liability at $164,300 on the day of issuance. The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, $336,175 of debt discount was recorded at issuance and was amortized over the term of the debt using the effective interest method. The amount of debt discount amortized for the nine months ended September 30, 2016 was $119,479.

On March 29, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $300,000 as follows: the maturity date was extended to September 29, 2016, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 400,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. We recognized a loss on the extinguishment of debt of $147,566 for the nine months ended September 30, 2016.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 30, 2016, the Company amended the March 30, 2015 9% Convertible Promissory Note with a principal amount of $262,500 as follows: the maturity date was extended to September 30, 2016, the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued a new warrant to purchase 350,002 shares of the Company's common stock with a $0.15 exercise price and a three year expiration. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. We recognized a loss on the extinguishment of debt of $141,052 for the nine months ended September 30, 2016.

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

The embedded conversion feature was bifurcated and accounted for as a derivative liability at $228,700 on the day of issuance. The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, $394,345 of debt discount was recorded at issuance and is being amortized over the term of the debt using the effective interest method. The amount of debt discount amortized for the nine months ended September 30, 2016 was $164,290.

During the second quarter 2016, the Company amended three of the outstanding 9% Convertible Promissory Notes with principal amounts of $275,000, $75,000 and $150,000 as follows: the maturity dates were extended to November 5, 2016, September 2, 2016, and September 26, 2016, respectively; the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued new warrants to purchase 666,669 shares of the Company's common stock with a $0.15 exercise price and a three year expiration. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. We recognized a loss on the extinguishment of debt of $127,071 for the second quarter 2016.

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

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

8. Convertible Preferred Stock

Series A Preferred Stock

At September 30, 2016 and December 31, 2015, the Company had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At September 30, 2016 and December 31, 2015, the Company had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At September 30, 2016 and December 31, 2015, the Company had 3,690,729 and 3,700,729 shares, respectively, of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  10,000 shares of Series C Stock converted to 60,000 shares common stock during the nine months ended September 30, 2016.

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Net Income (Loss) per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the nine months ended September 30, 2016 and 2015 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the nine months ended September 30,
	2016	2015
Convertible notes	8,719,640	1,512,500
Common stock options	19,726,842	8,666,833
Investor warrants	37,995,156	23,861,368
Compensation warrants	1,981,667	1,895,000
Excluded potentially dilutive securities	68,423,305	35,935,701

10. Stockholders’ Equity

Stock Options and Warrants

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the nine months ended September 30, 2016 and 2015 was as follows:

	For the nine months ended
	September 30,
	2016	2015
Beginning balance outstanding	26,397,410	23,933,922

Expired during the year	(2,045,624)	(160,894)
Exercised during the year	(12,270,853)	-
Issued in connection with issuance of convertible notes	1,416,673	1,983,340
Issued in connection with tender offer exercise	26,479,217	-
Ending balance outstanding	39,976,823	25,756,368

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The numbers and exercise prices of all options and warrants outstanding at September 30, 2016 are as follows:

Shares Outstanding	Weighted Average Exercise Price	Expiration Fiscal Period
158,476	8.37	4th Qtr, 2016
34,749	7.99	1st Qtr, 2017
1,349,183	6.90	2nd Qtr, 2017
536,500	1.14	3rd Qtr, 2017
1,162,088	6.45	4th Qtr, 2017
10,000	6.60	1st Qtr, 2018
750,000	0.25	4th Qtr, 2018
37,548,317	0.37	1st Qtr, 2019
1,850,007	0.44	2nd Qtr, 2019
1,324,002	0.93	3rd Qtr, 2019
2,603,000	1.15	4th Qtr, 2019
486,250	0.92	1st Qtr, 2020
1,704,446	0.19	4th Qtr, 2020
4,785,376	0.12	1st Qtr, 2021
2,592,997	0.09	2nd Qtr, 2021
2,674,940	0.06	3rd Qtr, 2021
133,334	7.05	4th Qtr, 2022
59,703,665

Stock-based Compensation

Results of operations for the three months ended September 30, 2016 and 2015 include stock based compensation costs totaling $192,842 and $199,207, respectively, all of which was charged to personnel related expenses.

Results of operations for the nine months ended September 30, 2016 and 2015 include stock based compensation costs totaling $884,449 and $1,053,508, respectively, all of which was charged to personnel related expenses.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized over the service period. The following weighted average assumptions were utilized for the calculations during the nine months ended September 30, 2016 and 2015:

	For the nine months ended
	September 30,
	2016	2015
Expected life (in years)	2.66 years	2.89 years
Weighted average volatility	146.05%	108.92%
Forfeiture rate	19.51%	14.21%
Risk-free interest rate	.88%	.97%
Expected dividend rate	0.00%	0.00%

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of September 30, 2016, $497,800 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 16.7 months.

11. Notes Payable

On August 26, 2015, the Company entered into a Business Promissory Note and Security Agreement with Bank of Lake Mills for the principal sum of $200,000 and a daily interest rate of .22%. The total repayment amount including interest and principal was $244,637 to be paid pro-rata weekly ending February 22, 2016. For the three and nine months ended September 30, 2016, we recorded interest expense related to the note of $0 and $4,947, respectively. As of February 25, 2016, the note has been fully repaid.

12. Due to Related Party

On August 14, 2015 and September 28, 2015, the Company entered into Loan Agreements with Alex Minicucci for the principal sum of $65,000 and $35,000, respectively. The Loans include an interest rate of 7%. The $35,000 Loan was repaid in February 2016. For the three and nine months ended September 30, 2016, we recorded interest expense related to the loans of $1,138 and $3,413, respectively.

13. Subsequent Events

On November 10, 2016, the Company amended one of the outstanding 9% Convertible Promissory Notes with a principal amount of $150,000 as follows: the maturity date was extended to May 5, 2017; the interest rate for the extension period was increased to 15%; the conversion price was changed to the per share price at the time of the next financing of $2,000,000 or greater.

On November 8, 2016, the Company amended one of the outstanding 9% Convertible Promissory Notes with a principal amount of $275,000 as follows: the maturity date was extended to May 5, 2017; the interest rate for the extension period was increased to 15%; the conversion price was changed to the per share price at the time of the next financing of $2,000,000 or greater. 50,000 shares of common stock were issued to the borrower.

On November 7, 2016, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $100,000. Mr. Blech, a member of the board of directors, is the trustee. The Convertible Promissory Note bears an interest at the rate of 9%, has a six month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. The note is subordinate to the notes issued in 2015.

Item 2 – Mana gement’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

Revenue

The Company had total revenues of $1,528,049 and $1,195,576 for the three months ended September 30, 2016 and 2015, respectively.

Our revenues increased $332,473 over the prior year due to increased clients compared to the third quarter of 2015.

Selling and marketing expenses

Selling and marketing expenses were $126,777 and $13,955 for the three months ended September 30, 2016 and 2015, respectively. The increase of $112,822 was mostly due to our continued focus on marketing efforts on those territories where we had a better opportunity to expand.

Personnel related expenses

Personnel related expenses were $1,030,774 and $1,373,065 for the three months ended September 30, 2016 and 2015, respectively. This amounted to a decrease of $342,291 or a 24.9% decrease.  Overall decreases in personnel related expenses were due to lower option grants in 2016 made to employees and directors coupled with lower payroll costs due to decreased headcount.

Processing expenses

Processing expenses were $301,606 and $433,468 for the three months ended September 30, 2016 and 2015, respectively. These include text messages, kiosk tablets, and servers.

Amortization of intangible assets

Amortization of intangible assets was $48,285 and $84,660 for the three months ended September 30, 2016 and 2015, respectively.  The decrease of $36,375 was mainly due to our SMS and TechXpress intangible asset impairments at December 31, 2015 and the lower remaining amortization.

General and administrative expenses

General and administrative expenses totaled $481,280 and $1,322,498 for the three months ended September 30, 2016 and 2015, respectively. The majority of this difference related to the accelerated deprecation that was taken during the third quarter, 2015, for our office equipment and kiosks.

Bad debt expense

Bad debt expenses totaled $100,531 and $878,472 for the three months ended September 30, 2016 and 2015, respectively.  This decrease of $777,941 was due to increased reserves on our allowance for doubtful accounts in 2015.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $0 for the three months ended September 30, 2016 and 2015, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016 and 2015, net interest income totaled $8,254 and $7,305, respectively. This was due to the remaining balances on our financed accounts.

For the three months ended September 30, 2016 and 2015, interest expense totaled $33,733 and $0, respectively. This related to our convertible notes and our notes payable financings during 2016.

For the three months ended September 30, 2016 and 2015, other expense totaled $21,161 and $0, respectively.

For the three months ended September 30, 2016 and 2015, amortization of debt discount totaled $28,143 and $188,972, respectively. This was due to the convertible notes financings in 2016 and 2015.

During the three months ended September 30, 2016 and 2015, we recognized a gain and loss from the change in the fair value of derivative liabilities of $812,869 and $286,563, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the warrants issued in 2016 in connection with the tender offer with a cash settlement feature.

Comparison of Net Income (Loss) and Net Income (Loss) per Share for the Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016 and 2015, our net income (loss) was $176,882 and ($2,815,646), respectively. Our basic net income (loss) per share was $0.01 and ($0.15) for the three months ended September 30, 2016 and 2015, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive. Our diluted net income (loss) per share was ($0.01) and ($0.15) for the three months ended September 30, 2016 and 2015, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Revenue

The Company had total revenues of $4,569,678 and $5,291,760 for the nine months ended September 30, 2016 and 2015, respectively.

Our revenues decreased $722,082 over the prior year due to lower overall licensee acquisitions compared to the first nine months of 2015. This was due to the high number of customer financings completed in 2015 for new sales. In 2016, we stopped financing new sales to licensees in order to reduce our bad debt losses.

Selling and marketing expenses

Selling and marketing expenses were $531,812 and $642,242 for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $110,430 was mostly due to lower marketing expenses in the first two quarters of 2016 compared to the first two quarters of 2015.

Personnel related expenses

Personnel related expenses were $3,554,440 and $4,475,836 for the nine months ended September 30, 2016 and 2015, respectively. This amounted to a decrease of $921,396 or a 20.6% decrease.  Overall decreases in personnel related expenses were due to lower option grants in 2016 made to employees and directors coupled with lower payroll costs due to decreased headcount.

Processing expenses

Processing expenses were $909,649 and $1,036,965 for the nine months ended September 30, 2016 and 2015, respectively. These include text messages, kiosk tablets, and servers.

Amortization of intangible assets

Amortization of intangible assets was $144,855 and $253,219 for the nine months ended September 30, 2016 and 2015, respectively.  The decrease of $108,364 was mainly due to our SMS and TechXpress intangible asset impairments at December 31, 2015 and the lower remaining amortization.

General and administrative expenses

General and administrative expenses totaled $1,667,140 and $2,654,748 for the nine months ended September 30, 2016 and 2015, respectively. The majority of this difference related to the accelerated deprecation that was taken during the third quarter 2015, for our office equipment and kiosks.

Bad debt expense

Bad debt expenses totaled $163,323 and $1,313,349 for the nine months ended September 30, 2016 and 2015, respectively. This decrease of $1,150,026 was due to increased reserves on our allowance for doubtful accounts in 2015 resulting from previous financings.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $0 and ($58,754) for the nine months ended September 30, 2016 and 2015, respectively.  We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 and 2015, net interest income totaled $33,461 and $60,202, respectively. This was due to the lowered remaining balances on our financed accounts.

For the nine months ended September 30, 2016 and 2015, interest expense totaled $104,323 and $0, respectively. This related to our convertible notes and our notes payable financings during 2016.

For the nine months ended September 30, 2016 and 2015, other expense totaled $81,000 and $0, respectively.

For the nine months ended September 30, 2016 and 2015, amortization of debt discount totaled $388,683 and $325,910, respectively. This increase was due to the increased number of convertible notes financings in 2016 compared to 2015.

For the nine months ended September 30, 2016 and 2015, we recognized a loss on extinguishment of debt of $415,689 and $0, respectively. This increase was due to the convertible notes modifications completed in 2016.

For the nine months ended September 30, 2016 and 2015, tender offer expense totaled $3,560,958 and $0, respectively. This increase was due to the inducement given to exercise warrants in 2016.

During the nine months ended September 30, 2016 and 2015, we recognized a gain from the change in the fair value of derivative liabilities of $1,995,669 and $233,235, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges and warrants issued in fiscal 2012 with certain registration privileges and the warrants issued in 2016 in connection with the tender offer with a cash settlement feature.

Comparison of Net Loss and Net Loss per Share for the Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 and 2015, our net loss was $4,838,064 and $5,058,318, respectively. Our basic and diluted net loss per share was ($0.13) and ($0.27) for the nine months ended September 30, 2016 and 2015, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity. At September 30, 2016, our total current assets were $884,027. Total current liabilities were $6,484,633 and our stockholders’ deficit totaled ($3,209,075).

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

We had a decrease in cash for the year of $382,000.  We had cash outlays relating to payments of notes payable and accounts payable of approximately $278,000, software development outlays of approximately $292,000, and increases in net receivables of $403,000 offset by cash provided by warrant exercises in connection with our tender offer of approximately $1,179,000 and notes payable of $180,000.

Our cash and cash equivalents balance at September 30, 2016 totaled $88,045.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the year ended December 31, 2015), there exists substantial doubt about our ability to continue as a going concern. The Company has continued to incur net losses through September 30, 2016 and has yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern at September 30, 2016. Our condensed consolidated financial statements at September 30, 2016 do not contain any adjustments related to the outcome of this uncertainty.

Contractual Obligations

With the exception of employment agreements, debt agreements, and lease agreements described elsewhere herein, we have no outstanding contractual obligations through the date of this report that are not cancellable at our Company’s option.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers as amended (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2016. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

Based on management's evaluation as of September 30, 2016, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

To remediate these control weaknesses, we intend to implement segregation of duties, a system of internal reviews and checks and balances to strengthen our controls during 2017.  We intend to develop and implement a written set of policies and procedures for our operations.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of September 30, 2016 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred since December 31, 2015 for the nine month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed.

Item 3 – Defaults u pon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Executive Officer

32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, by Chief Financial Officer

32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

*	Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The SpendSmart Networks, Inc., a Delaware corporation

By:   /s/ LUKE WALLACE
         Luke Wallace, Chief Executive Officer

November 14, 2016

By:  /s/ BRETT SCHNELL
         Brett Schnell, Chief Financial Officer

November 14, 2016