Form 10-K/A
period 2015-12-31
SPENDSMART NETWORKS, INC.
filed 2016-11-22
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

Documents Incorporated by Reference
None.

Explanatory Note

SpendSmart Networks, Inc. (the “Company,” “SpendSmart,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2016 (the “Original Filing”), to include the information required by Items 11 and 12 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information was not filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 11 and 12 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

TABLE OF CONTENTS

Part III

Item 11	Executive Compensation	1

Item 12	Security Ownership of Certain Beneficial Owners and Management	7

-i-

Part III

Item 11. Executive Compensation

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

With the intent to increase stockholder value, we have designed our executive compensation policies and practices to reward our Company’s executives based on:

●
Company performance;
●
Individual performance; and
●
The demonstration of leadership, team building skills and high ethical standards.

We include equity as a component in our overall compensation to align the long-term interests of our executives with those of our stockholders.

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

On March 5, 2015, our Company granted options to purchase up to 360,000 shares of our common stock to members of our Board of Directors. The options vest immediately; have an exercise price of $0.92 per share; and expire five years after the date of grant.  Each of the following Board members received 45,000 options each related to this issuance:  Joe Proto, Isaac Blech, Alex Minicucci, John Eyler, Cary Sucoff, Patrick Kolenik, Chris Leong, and Jerold Rubinstein.  The fair value at grant date of these options was $208,974 and the entire amount was expensed in 2015.
On December 31, 2015, our Company granted options to purchase up to 52,084 shares of our common stock to the following employees: Alex Minicucci in the amount of 33,750, Luke Wallace in the amount of 15,000, and Bruce Neuschwander in the amount of 3,334. The options vest immediately; have an exercise price of $.75 per share; and expire five years after the date of grant. The fair value at grant date of these options was $2,860 and the entire amount was expensed in 2015.

On December 31, 2015, our Company granted options to purchase up to 229,557 shares of our common stock to the following employees: Alex Minicucci in the amount of 194,907, Luke Wallace in the amount of 34,650. The options vest immediately; have an exercise price of $.14 per share; and expire five years after the date of grant. The fair value at grant date of these options was $22,083 and the entire amount was expensed in 2015.

Effective October 28, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord provided the Company with comprehensive outsourced accounting solutions. The Company paid Chord $7,500 per month. The Company has also agreed to issue Chord a vested stock option to purchase five thousand shares of common stock at an exercise price of $2.00 per share. The Agreement was terminated with the resignation of David Horin as the Company’s Chief Financial Officer on May 14, 2015. The Company retained Bruce Neuschwander to serve as its Chief Financial Officer effective May 19, 2015. Mr. Neuschwander was paid an annual salary of $150,000. The Company may terminate the employment for cause without notice and may terminate the employment without cause with thirty days notice. The agreement entitles Mr. Neuschwander to the usual and customary benefits of an employee and also contains the usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality). Mr. Neuschwander was granted options to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.65 per share, said options vest over two years and have a term of five years. Effective February 24, 2016, Mr. Neuschwander resigned as Chief Financial Officer of the Company.

Elements of Executive Compensation

Executive compensation consists of the following elements:

●
Base salary;
●
Annual incentive bonuses; and
●
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

401(k) and Other Benefits. During the years ended December 31, 2015, and 2014, our executive officers were eligible to receive certain benefits available to all our employees on the same terms, including medical and dental insurance. During the year, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all employees are eligible to receive matching contributions from the Company of 100% of employee contributions up to a maximum of 4% of the employees’ salaries, per year. We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees. We believe that the 401(k) Plan and medical and dental insurance benefits allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

Employment Agreements

Our Company entered into employment agreements with Alex Minicucci (our current Chief Executive Officer), and David Horin, (our Chief Financial Officer) and subsequently Bruce Neuschwander. A summary of the material terms of these employment agreements is as follows:

Alex Minicucci, Chief Executive Officer: On February 11, 2014, in connection with the appointment of Mr. Minicucci as our Chief Executive Officer, the Company and Mr. Minicucci entered into an employment agreement (the “Minicucci Employment Agreement”). The Minicucci Employment Agreement has an initial term of three years. The Minicucci Employment Agreement provides for the payment of a base salary of $375,000 per year (subject to discretionary increases by the Board). The Minicucci Employment Agreement provides that Mr. Minicucci is entitled to usual and customary benefits and also contains usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality). On August 1, 2014, we amended Mr. Minicucci’s employment agreement to provide that that Mr. Minicucci’s Base Salary shall be increased to $450,000 per year. On December 11, 2015, we amended Mr. Minicucci’s employment agreement to provide that Mr. Minicucci’s Base Salary shall be decreased to $225,000 per year from November 24, 2015 through November 24, 2016. Effective March 24, 2016, Mr. Minicucci resigned as Chief Executive Officer and was appointed to the position of Chief Strategy Officer of the Company.

Bruce Neuschwander, Chief Financial Officer: Mr. Neuschwander shall be paid an annual salary of $150,000. The Company may terminate the employment for cause without notice and may terminate the employment without cause with thirty days notice. The agreement entitles Mr. Neuschwander to the usual and customary benefits of an employee and also contains the usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality). Effective February 24, 2016, Mr. Neuschwander resigned as Chief Financial Officer of the Company.

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

Compensation Committee

The Company has established a compensation committee, which is comprised of independent directors (Mr. Joseph Proto, Mr. John Eyler and Mr. Pat Kolenik). The compensation committee will have the responsibility for evaluating making recommendations to the Board of Directors regarding the compensation payable to our executive officers, including our named executive officers.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation awarded to, earned by, or paid to our executives during the years ended December 31, 2015 and 2014.

							Change inPension
							Value and
					Option		Non-Qual.
					and		Deferred
				Stock	Warrant	Non-equity	Comp.	All Other
		Salary	Bonus	Awards	Awards	Incentive	Earnings	Comp.(1)(3)	Total
Position	Year	($)	($)	($)(2)	($)(2)	($)	($)	($)	($)

Luke Wallace (4)	2015	198,452	-	-	43,043	-	-	7,067	248,561
Chief Operating Officer

William Hernandez (5)	2015	112,583	-	-	262,420	-	-	4,503	379,506
Former President and Director	2014	330,000	-	-	322,707	-	-	-	652,707

Alex Minicucci (6)	2015	417,411	-	-	104,336	-	-	9,788	531,534
Chief Executive Officer and Director	2014	361,394	-	-	101,795	-	-	-	463,189

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
(4)
Mr. Wallace was appointed as our Chief Operating Officer on February 11, 2014.  Effective April 19, 2016, Mr. Wallace was appointed Chief Executive Officer of the Company.
(5)
Mr. Hernandez was appointed as our President on November 12, 2012 and appointed as a Director on January 8, 2013. On December 31, 2014, Mr. Hernandez resigned from his position as a Director and on January 26, 2015, resigned from the Company.
(6)
Mr. Minicucci was appointed as our Chief Executive Officer and Director on February 11, 2014. On March 24, 2016 Mr. Minicucci resigned from his position as Chief Executive Officer and as a Director from the Company and was appointed to the position of Chief Strategy Officer of the Company.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the years ended December, 31, 2015 and 2014. The option award amounts were calculated in accordance with generally accepted accounting principles concerning share-based payments.

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

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding all outstanding equity awards (all in the form of stock options or warrants) to named executives as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alex Minicucci	45,000	-	0.87	3/19/2019
	350,000	-	1.15	3/21/2019
	45,000	-	0.92	3/15/2020
	194,907	-	0.14	12/31/2020
	33,750	-	0.75	12/31/2020

Bruce Neuschwander	75,000	-	0.65	5/19/2020
	3,334	-	0.75	12/31/2020

Luke Wallace	150,000	-	0.87	3/19/2019
	100,000	-	1.15	10/9/2019
	34,650	-	0.14	12/31/2020
	15,000	-	0.75	12/31/2020

Director Compensation

Our directors were compensated for their service on our Board of Directors with warrants to purchase common stock as outlined above. The following table provides information regarding our non-employee director compensation for the year ended December 31, 2015:

	Fees Earned			Non-Equity Incentive	Non-qualified Deferred	All
	Or Paid	Stock	Option	Plan	Compensation	Other
	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	($)	($)	($)	($)	($)
Isaac Blech (1)	-	-	61,578	-	-	-	61,578
Patrick Kolenik (2)	20,000	-	40,226	-	-	-	60,226
Cary Sucoff (3)	20,000	-	43,850	-	-	-	63,850
Jerold Rubinstein (4)	26,500	-	177,859	-	-	-	204,359
Joseph Proto (5)	-	-	61,561	-	-	-	61,561
John Eyler, Jr.(6)	20,000	-	61,427	-	-	-	81,427
Ka Cheong Christopher Leong (7)	-	-	26,132	-	-	-	26,132

(1)
Includes options to purchase up to 500,000 shares of common at an exercise price of $.87 per share granted on March 19, 2014 and expiring March 19, 2019 and options to purchase up to 45,000 shares of common at an exercise price of $.92 per share granted on March 5, 2015.
(2)
Includes options to purchase up to 200,000 shares of common at an exercise price of $.87 per share granted on March 19, 2014 and expiring March 19, 2019 and options to purchase up to 45,000 shares of common at an exercise price of $.92 per share granted on March 5, 2015.
(3)
Includes options to purchase up to 250,000 shares of common at an exercise price of $.87 per share granted on March 19, 2014 and expiring March 19, 2019 and options to purchase up to 45,000 shares of common at an exercise price of $.92 per share granted on March 5, 2015.  Effective July 5, 2016, Mr. Sucoff resigned as a Director of the Company.
(4)
Includes options to purchase up to 45,000 shares of common at an exercise price of $.92 per share granted on March 5, 2015 and options to purchase 1,358,696 shares of common at an exercise price of $.17 per share granted October 1, 2015 and expiring October 1, 2020.  Effective April 14, 2016, Mr. Rubinstein resigned as a Director and as interim Chief Executive Officer.
(5)
Includes options to purchase up to 500,000 shares of common at an exercise price of $.87 per share granted on March 19, 2014 and expiring March 19, 2019 and options to purchase up to 45,000 shares of common at an exercise price of $.92 per share granted on March 5, 2015.
(6)
Includes options to purchase up to 150,000 shares of common at an exercise price of $1.15 per share granted on November 25, 2014 and expiring November 25, 2019 and options to purchase up to 45,000 shares of common at an exercise price of $.92 per share granted on March 5, 2015.
(7)
Includes options to purchase up to 45,000 shares of common at an exercise price of $.92 per share granted on March 5, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of November 18, 2016 (the “SO Date”), we had 40,239,563 shares of common stock outstanding. Options and warrants exercisable or convertible as of the SO Date or within sixty (60) days thereafter are used in determining each individual’s percentage of shares beneficially owned on the table below. The following table sets forth as of the SO Date, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series C Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Luke Wallace (2)	1,219,480	1.97%
Alex Minicucci (3)	8,108,393	13.11%
Isaac Blech (4)	8,438,414	13.65%
John Eyler (5)	195,000	0.32%
Patrick Kolenik (6)	780,333	1.26%
Frank Liddy (7)	274,000	0.44%
Joseph Proto (8)	3,005,577	4.86%
Ka Cheong Christopher Leong (9)	6,047,335	9.78%
Tim Boris (10)	376,108	0.61%
Brett Schnell (11)	309,922	0.50%

All directors and executive officers as a group	28,754,562	35.81%
(10 persons)

___________________________________________________
(1)
Unless otherwise noted, the address is c/o SpendSmart Networks, Inc. 805 Aerovista Place, Suite 205, San Luis Obispo, California 93401.
(2)
Amounts include shares of common stock that would result from the exercise of outstanding vested options to purchase 792,680 shares of our common stock.
(3)
Amounts include shares of common stock that would result from the exercise of outstanding vested options to purchase 5,075,728 shares of our common stock.
(4)
Amounts include shares of common stock that would result from the exercise of the vested outstanding options and warrants to purchase 1,345,000 shares of our common stock.
(5)
Amounts include shares of common stock that would result from the exercise of vested outstanding options and warrants to purchase 195,000 shares of our common stock.
(6)
Amounts include shares of common stock that would result from the exercise of vested outstanding options and warrants to purchase 712,000 shares of our common stock.
(7)
Amounts include shares of common stock that would result from the exercise of the vested outstanding options to purchase 274,000 shares of our common stock.
(8)
Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 2,376,442 shares of our common stock.
(9)
Amounts include shares of common stock that would result from the exercise of the vested outstanding options and warrants to purchase 3,380,667 shares of our common stock.
(10)
Amounts include shares of common stock that would result from the exercise of the vested outstanding warrants/options to purchase 376,108 shares of our common stock.
(11)
Amounts include shares of common stock that would result from the exercise of the vested outstanding warrants/options to purchase 309,922 shares of our common stock.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2016	SpendSmart Networks Inc., a Delaware corporation

	By:	/s/ Luke Wallace
Luke Wallace, Chief Executive Officer (Principal Executive Officer)