Form 10-K
period 2016-12-31
SPENDSMART NETWORKS, INC.
filed 2017-05-16
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

(1) Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity on June 30, 2016 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $0.09) was approximately $3,244,891. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At May 11, 2017, there were 42,575,571 shares outstanding of the issuer’s common stock, par value $0.001 per share.

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

-i-

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

Competitive Business Conditions

The market for loyalty and mobile marketing services is large, growing and highly competitive. We have identified a few providers of loyalty and mobile marketing related products and services.

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

We, the banks that issue our cards, network acceptance members and/or third-party processors receive, transmit and store confidential customer information in connection with the sale and use of our prepaid cards. Encryption software and the other technologies used to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of such security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information. A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at the bank that issues our cards, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects.

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

WE ARE DEPENDENT UPON CONSUMER TASTES WITH RESPECT TO PREFERRED METHODS OF MOBILE COMMUNICATION FOR THE SUCCESS OF OUR PRODUCTS AND SERVICES.

Our product offerings’ acceptance by consumers and their consequent generation of revenues will depend upon a variety of unpredictable factors, including

●
Public taste, which is always subject to change;

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

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of any ultimate liability from such claims cannot be determined.   On July 8, 2015, Intellectual Capital Management, LLC d/b/a SMS Masterminds and SpendSmart Networks, Inc. were named in a potential class-action lawsuit entitled Peter Marchelos, et al v. Intellectual Capital Management, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991. This litigation involves the same licensee and merchant as the now resolved and previously disclosed Telford lawsuit and the same attorneys represent the plaintiffs in this action. The complaint alleges that SMS Masterminds sent unsolicited text messages to the plaintiff and other recipients without the prior express invitation or permission of the recipients and such plaintiff is now seeking unspecified monetary damages, injunctive relief, costs and attorneys’ fees.  The case is currently stayed. We believe Plaintiff’s allegations have no merit and will vigorously defend against Plaintiff’s claims.  Litigation is subject to numerous uncertainties and we are unable to predict the ultimate outcome of this or any other matter. Moreover, the amount of any potential liability in connection with this lawsuit will depend, to a large extent, on whether a class in a class action lawsuit is certified and, if one is certified, on the scope of the class, neither of which we can predict at this time. These and any future lawsuits that we may face regarding these issues could materially and adversely affect our results of operations, cash flows and financial condition, cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations.

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

If we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on its business. In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. In January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework, including changes in obligations of data controllers and processors, the rights of data subjects and data security and breach notification requirements. The EU proposals, if implemented, may result in a greater compliance burden if SMS Masterminds delivers ads to mobile device users in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue its growth strategy.

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

Financial Risks

OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT OUR COMPANY WILL CONTINUE AS A GOING CONCERN.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the years ended December 31, 2016 and 2015.   If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

OUR NET OPERATING LOSS (“NOL”) CARRY-FORWARD MAY BE LIMITED.

We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of The SpendSmart Payments Company-CA, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with our NOL.

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

Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial number of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our employees, directors and executive officers. Accordingly, our employees, directors, executive officers and insider shareholders may have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 1B. – Unresolved Staff Comments.

Not applicable.

Item 2 –Properties

Our corporate offices are located in San Luis Obispo, CA, where we lease approximately 7,500 square feet of office space in two locations. The building that we lease at 805 Aerovista Parkway is owned by Alexander P Minicucci Trust, which was a related party transaction due to the trust being controlled by the Company's former chief executive officer. The total monthly payment for both locations is approximately, $15,678 including association and common area maintenance charges.

Item 3 – Legal Proceedings

On July 8, 2015, Intellectual Capital Management, LLC dba SMS Masterminds and SpendSmart Networks, Inc. were named in a potential class-action lawsuit entitled Peter Marchelos, et al v. Intellectual Capital Management, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991. This litigation involves the same licensee and merchant as a previous lawsuit and the same attorneys represent the plaintiffs in this action. The claim of one of the two plaintiffs was resolved for $1,701. The Company believes the Plaintiff’s allegations have no merit.  There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol "SSPC.OB" The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices per share of our common stock by the OTCQB for the periods indicated as reported on the OTCQB.

	High	Low

Year ended December 31, 2016
First Quarter	$0.16	$0.10
Second Quarter	$0.20	$0.07
Third Quarter	$0.11	$0.04
Fourth Quarter	$0.06	$0.01

Year ended December 31, 2015
First Quarter	$1.17	$0.71
Second Quarter	$0.80	$0.55
Third Quarter	$0.70	$0.43
Fourth Quarter	$0.50	$0.14

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

Holders of Record

As of May 5, 2017, 42,075,571 shares of our common stock were issued and outstanding, and held by approximately 2,000 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2016 with respect to compensation plans under which our common stock is authorized for issuance.

On January 8, 2013, our Board of Directors approved the adoption of our 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by our shareholders on February 15, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 10,000,000 shares of the common stock of our Company. On August 4, 2011, our Board of Directors approved the adoption of the SpendSmart Networks, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan has been approved by our shareholders. The 2011 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2011 Plan shall not exceed in the aggregate 1,666,667 shares of the common stock of our Company. We also have a stockholder-approved Plan (the IdeaEdge, Inc. 2007 Equity Incentive Plan - the “2007 Plan”, previously approved by our shareholders). The 2007 Plan has similar provisions and purposes as the 2011 Plan. The total number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan shall not exceed in the aggregate 266,666 shares of the common stock of our Company. The table below sets forth information as of December 31, 2016 with respect to our 2007 Plan, 2011 Plan, and 2013 Plan:

Equity compensation plans approved by shareholders (2007 Plan)	-	-	266,666
Equity compensation plans subject to approval by shareholders (2011 Plan)	333,333	7.35	1,333,334
Equity compensation plan approved by shareholders (2013 Plan)	1,557,750	1.16	8,442,250
Total	1,891,083	2.25	10,042,250

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

Comparison of Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

The Company had total revenues of $5,795,604 for the year ended December 31, 2016 and $5,588,002 for the year ended December 31, 2015.

Our revenues increased $207,602 or 3.7% over the prior year due to a slight increase in licensing sales.

Comparison of Operating Expenses for the Years Ended December 31, 2016 and December 31, 2015

In order to better represent our financial results and to make them comparable to leading companies in the mobile marketing industry, we have classified our operating expenses into four major categories: (1) selling and marketing; (2) personnel related; (3) operations; and (4) general and administrative expenses. We do not allocate common expenses to any of these expense categories.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2016 totaled $595,031 and $582,042 for the year ended December 31, 2015. This was an increase of $12,989 from 2015 to 2016. Our increased costs were the result of increasing our market presence in new territories as well as increasing marketing spend to bring more brand awareness to our products.

Personnel related expenses

Personnel related expenses totaled $4,729,399 during the year ended December 31, 2016 and $6,426,273 for the year ended December 31, 2015. This amounted to a decrease of $1,696,874 or a 26.4% decrease from 2015 to 2016. Overall decreases in personnel related expenses reflected the 10% decrease in salaries along with lower stock based compensation expense (lower option and warrant grants made to directors and executive officers). Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses totaled $1,140,068 for the year ended December 31, 2016 and $1,465,576 for the year ended December 31, 2015. This resulted in a decrease of $325,508 or a 22.2% decrease compared to 2015. Decreases in processing expenses were the result of our lower subscription server costs.

Amortization of intangible assets

Amortization of intangible assets totaled $192,503 for the year ended December 31, 2016 and $337,879 for the year ended December 31, 2015, respectively. This resulted in a decrease of $145,376 from 2015 to 2016.

General and administrative expenses

General and administrative expenses totaled $2,126,631 for the year ended December 31, 2016 and $3,463,405 for the year ended December 31, 2015. This resulted in a decrease of $1,336,774 or 38.6% from 2015 to 2016. We had decreases in investor relations consulting, depreciation, legal and travel expense during the year offset by increases in insurance expenses.

Bad debt expense

Bad debt expenses totaled $552,725 for the year ended December 31, 2016 and $1,417,952 for the year ended December 31, 2015. We recorded bad debt write offs due to non-performing accounts in our receivables as well as our notes receivable. The Company is no longer entering into notes with its customers.

Impairment on intangible assets and software development costs

Impairment expenses totaled $1,697,188 for the year ended December 31, 2016 and $1,189,246 for the year ended December 31, 2015. We recorded impairment expense on our intangible assets of $922,688 related to our SMS technology assets, $718,116 related to our SMS software development, $38,853 related to trademarks, and $17,531 related to our TechXpress technology assets for the year ended December 31, 2016. We recorded impairment expense on our intangible assets of $1,083,875 related to our SMS customer base and $105,371 related to our TechXpress customer base for the year ended December 31, 2015.

Impairment on goodwill

Impairment expenses related to our goodwill totaled $3,202,276 for the year ended December 31, 2015. We recorded impairment expense due to the goodwill impairment analysis that was done at December 31, 2015.  As of December 31, 2015, goodwill was $0.

Earn-out liability expense

The change in fair value of Earn-out liability expenses totaled $0 for the year ended December 31, 2016 and $594,216 for the year ended December 31, 2015. We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

Comparison of Non-operating Income and Expense for the Years Ended December 31, 2016 and December 31, 2015

For the years ended December 31, 2016 and 2015, net interest income totaled $38,782 and $140,276, respectively. This was due to the lowered remaining balances on our financed accounts.

For the years ended December 31, 2016 and 2015, interest expense totaled $180,704 and $143,663, respectively. This related to our convertible notes and our notes payable financings during 2016.

For the years ended December 31, 2016 and 2015, amortization of debt discount totaled $399,367 and $456,475, respectively. The decrease was due to the convertible notes financings during the year ended December 31, 2016.

For the years ended December 31, 2016 and 2015, we recognized a loss on extinguishment of debt of $473,721 and $0, respectively. This increase was due to the convertible notes modifications completed in 2016.

For the year ended December 31, 2016 and 2015, tender offer expense totaled $3,560,958 and $0, respectively. This increase was due to the inducement given to exercise warrants in 2016.

During the year ended December 31, 2016, we recognized a gain from the change in the fair value of derivative liabilities of $2,975,316 and a gain of $457,811 in 2015. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges, warrants issued in fiscal 2012 with certain registration privileges, warrants issued in 2016 with provisions that adjust conversion or exercise price, and the fair value of the bifurcated conversion options in convertible notes issued in 2015.

Comparison of Net Loss and Net Loss per Share for the Years Ended December 31, 2016 and December 31, 2015

For the years ended December 31, 2016 and 2015, our net loss was $6,838,593 and $11,904,482, respectively. Our basic and diluted net loss per share was $0.18 and $0.63 for the twelve months ended December 31, 2016 and December 31, 2015, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Comparison of Liquidity and Capital Resources for the Years Ended December 31, 2016 and December 31, 2015

We have primarily financed our operations to date through the sale of unregistered equity. At December 31, 2016, our total current assets were $418,642. Total current liabilities were $5,826,997, long-term liabilities were $0, and our stockholders’ deficit totaled $4,975,818.

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

We had a decrease in cash for the year of $395,818.  During the year, we raised approximately $380,000 from our convertible notes financings and raised an additional $1,179,000 in 2016 related to our Tender Offer financing. We had significant cash outlays relating to repayment of debt, costs to handle our increased licensee base, and increased software development costs to improve our technology related to new product offerings.  Our cash and cash equivalents balance at December 31, 2016 totaled $74,523.

Going Concern

As noted above (and by our independent registered public accounting firm in their report on our consolidated financial statements as of and for the two-year period ended December 31, 2016), there exists substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not contain any adjustments related to the outcome of this uncertainty.

As of December 31, 2016, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through December 31, 2016 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. The Company’s audited consolidated financial statements as of and for the periods ended December 31, 2016 do not contain any adjustments for this uncertainty.

The Company currently plans to raise additional required capital through the sale of shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in consummating such financing. This description of our future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations, with an expected completion date of June 30, 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15), which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 as required was adopted in the fourth quarter of 2016.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this to have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), that requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. Credit losses under the new model will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

SPENDSMART NETWORKS, INC.

Index

Item 8 – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SpendSmart Networks, Inc.

We have audited the accompanying consolidated balance sheets of SpendSmart Networks, Inc. (the “Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpendSmart Networks, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

Iselin, New Jersey
May 16, 2017

SPENDSMART NETWORKS, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$74,523	$470,341
Accounts receivable, net of allowance for doubtful accounts of $629,461 at December 31, 2016 and $295,759 at December 31, 2015	292,368	141,830
Customer short-term notes receivable, net of allowance for doubtful accounts of $767,138 at December 31, 2016, and $632,422 at December 31, 2015	26,850	276,168
Other current assets	24,901	11,100
Total current assets	418,642	899,439

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $399,401 at December 31, 2016, and $461,702 at December 31, 2015	15,264	199,669
Property and equipment, net of accumulated depreciation of $1,396,223 on December 31, 2016 and $1,035,960 on December 31, 2015	-	896,146
Intangible assets, net of accumulated amortization of $819,082 on December 31, 2016 and $626,579 on December 31, 2015	399,000	1,570,575
Other assets	18,273	18,274

TOTAL ASSETS	$851,179	$3,584,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes	$1,494,174	$1,817,320
Notes payable	-	70,262
Notes payable, former CEO	65,000	100,000
Accounts payable and accrued liabilities	1,997,667	1,867,233
Accrued interest payable	66,242	23,090
Deferred revenue	748,774	751,912
Deferred acquisition related payable	-	10,000
Cash received in connection with tender offer	-	661,424
Derivative liabilities - conversion option	88,242	179
Derivative liabilities - warrants	1,366,898	-
Total current liabilities	5,826,997	5,301,420

Stockholders' deficit:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,443,061 and 3,700,729 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	3,444	3,701
Common stock; $0.001 par value; 300,000,000 shares authorized; 41,975,571 and 20,458,761 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	41,976	20,459
Additional paid-in capital	94,438,312	90,879,480
Accumulated deficit	(99,459,550)	(92,620,957)
Total stockholders' deficit	(4,975,818)	(1,717,317)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$851,179	$3,584,103

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

	For the years ended December 31,
	2016	2015
Revenues:
Mobile Marketing / Licensing	$5,795,604	$5,588,002
Total revenues	5,795,604	5,588,002

Operating expenses:
Selling and marketing	595,031	582,042
Personnel related	1,140,068	6,426,273
Mobile Platform Processing	1,211,284	1,465,576
Amortization of intangible assets	192,503	337,879
General and administrative	2,126,631	3,463,405
Bad debt	552,725	1,417,952
Impairment on software development assets	718,116	-
Impairment on intangible assets	979,072	1,189,246
Impairment on goodwill	-	3,202,276
Change in fair value of earn-out liability	-	(594,216)
Total operating expenses	11,033,545	17,490,433

Loss from operations	(5,237,941)	(11,902,431)

Non-operating income (expense):
Interest income	38,782	140,276
Interest expense	(180,704)	(143,663)
Amortization of debt discount	(399,367)	(456,475)
Loss on extinguishment of debt	(473,721)	-
Inducement for exercise of warrants	(3,560,958)	-
Change in fair value of derivatives	2,975,316	457,811
Total non-operating income (loss)	(1,600,652)	(2,051)

Net loss	$(6,838,593)	$(11,904,482)

Basic and diluted net loss per share	$(0.18)	$(0.63)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	37,765,036	18,972,053

 See accompanying notes to consolidated financial statements.

SPENDSMART NETWORKS, INC.

Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2016 and 2015

	Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance as of December 31, 2014	3,757,229	$3,757	-	$-	18,435,239	$18,435	$88,064,205	$(80,716,475)	$7,369,922
Conversions of preferred stock to common stock	(56,500)	(56)	-	-	226,000	226	(170)	-	-
Warrant conversions	-	-	-	-	750,000	750	126,750	-	127,500
Warrants issued in conjunction with convertible notes	-	-			-	-	386,118	-	386,118
Issuance of common stock for services	-	-	-	-	1,047,522	1,048	495,240	-	496,288
Stock based compensation from stock options and warrants	-	-	-	-	-	-	1,807,337	-	1,807,337
Net loss	-	-	-	-	-	-	-	(11,904,482)	(11,904,482)
Balance as of December 31, 2015	3,700,729	$3,701	-	$-	20,458,761	$20,459	$90,879,480	$(92,620,957)	$(1,717,317)
Conversions of preferred stock to common stock	(257,668)	(257)	-	-	1,546,008	1,546	(1,289)	-	-
Warrant exercises	-	-	-	-	17,895,859	17,896	2,308,566		2,326,462
Notes converted	-	-	-	-	1,563,677	1,564	102,346	-	103,910
Issuance of common stock for interest	-	-	-	-	511,266	511	20,989		21,500
Warrant modification	-	-	-	-	-	-	43,897	-	43,897
Stock based compensation from stock options and warrants	-	-	-	-	-	-	1,084,323	-	1,084,323
Net loss	-	-	-	-	-	-	-	(6,838,593)	(6,838,593)
Balance as of December 31, 2016	3,443,061	$3,444	-	$-	41,975,571	$41,976	$94,438,312	$(99,459,550)	$(4,975,818)

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,838,593)	$(11,904,482)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	469,987	902,517
Amortization of intangible asset	192,503	337,879
Amortization of debt discount	399,367	456,475
Stock-based compensation	1,084,323	1,807,337
Issuance of common stock for services and interest	125,410	496,288
Change in fair value of derivatives	(2,975,316)	(457,811)
Accrued interest income on notes receivable from third party	-	(27,339)
Accrued interest expenses on notes payable	50,087	23,090
Impairment of software development assets	718,116	-
Impairment of goodwill	-	3,202,276
Impairment of intangible assets	979,072	1,189,246
Change in earn-out liability	-	(594,216)
Inducement for exercise of warrants	3,560,958	-
Loss on extinguishment of debt	473,721	-
Provision for bad debt	592,914	2,111,418
Changes in operating assets and liabilities:
Accounts receivable	(565,735)	(427,671)
Customer short-term notes receivable	72,002	(598,385)
Customer long-term notes receivable	184,004	(72,074)
Deferred revenue	(3,138)	(39,792)
Prepaid insurance	(13,801)	(5,010)
Other assets	-	11,726
Accounts payable and accrued liabilities	(146,268)	806,323
Net cash used in operating activities	(1,347,851)	(2,782,205)

Cash flows from investing activities:
Proceeds from short-term notes receivable from third party	-	121,000
Software development costs	(291,957)	(912,212)
Purchase of property and equipment	-	(305,326)
Net cash used in investing activities	(291,957)	(1,096,538)

Cash flows from financing activities:
Net proceeds from warrant exercises related to tender offer	1,179,252	-
Net proceeds from liabilities related to tender offer	-	661,424
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	(10,000)	(10,000)
Net proceeds from warrant conversions	-	127,500
Proceeds from issuance of notes	-	200,000
Proceeds from issuance of related party financing	-	100,000
Repayment of notes payable	(70,262)	(129,738)
Repayment of notes to former CFO	(35,000)	-
Repayment of convertible notes	(200,000)	-
Proceeds from issuance of convertible debt	380,000	2,157,743
Net cash provided by financing activities	1,243,990	3,106,929

Net decrease in cash and cash equivalents	(395,818)	(771,814)

Cash and cash equivalents at beginning of the period	470,341	1,242,155
Cash and cash equivalents at end of the period	$74,523	$470,341

Non-cash Investing and Financing Activities:
The Company had conversions of 56,500 shares of Series C preferred stock into 226,000 shares of common stock during the year ended December 31, 2015.
The Company issued 1,438,340 warrants in connection with convertible debt during the year ended December 31, 2015.
The Company issued 26,479,217 warrants in connection with the exercise of tender offer warrants during the year ended December 31, 2016.
The Company had a debt discount of $730,520 in connection with convertible debt during the year ended December 31, 2015.
The Company had a debt discount of $81,527 in connection with convertible debt during the year ended December 31, 2016.
The Company issued 17,895,859 shares of Common Stock in connection with the exercise of tender offer warrants during the year ended December 31, 2016.
The Company had conversions of 257,668 shares of Series C preferred stock into 1,546,008 shares of common stock during the year ended December 31, 2016.

See accompanying notes to the consolidated financial statements.

SPENDSMART NETWORKS, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Going Concern

The Company is a Delaware corporation. Through the subsidiary incorporated in the state of California, SpendSmart Networks, Inc. (“SpendSmart-CA”), the Company provides proprietary loyalty systems and a suite of digital engagement and marketing servers through our Mobile and Loyalty Marketing programs and proprietary website building software that help local merchants build relationships with consumers and drive revenues. The Company is a publicly traded company trading on the OTC Bulletin Board under the symbol “SSPC.” The accompanying audited consolidated financial statements include the accounts of the Company and SpendSmart-CA as of December 31, 2016 and 2015 and for the years then ended, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All intercompany balances and transactions have been eliminated.

As of December 31, 2016, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through December 31, 2016 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. The Company’s audited consolidated financial statements as of and for the periods ended December 31, 2016 do not contain any adjustments for this uncertainty.

The Company currently plans to raise additional required capital through the sale of shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However there can be no assurance that we will be successful in consummating such financing. This description of our future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities.

2. Reclassification

Certain reclassifications were made to the 2015 financial statement presentation to conform to the 2016 financial statement presentation. These reclassifications relate to balances from discontinued operations.

 3. Summary of Significant Accounting Policies

Loans Receivable and Accounts Receivable

The Company extended credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. Loans and accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time loan and accounts receivable are past due and the customer's current ability to pay its obligation to the Company. The Company writes off loans and accounts receivable when they become uncollectible. The Company is no longer entering into notes with its customers.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, fair value of financial instruments, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets, the valuation allowance related to the Company's deferred tax assets, the allowance for doubtful accounts related and notes and accounts receivable and the fair value of stock options and warrants granted to employees, consultants, directors, investors and placement agents.

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

Property and Equipment

Property and equipment (including kiosks) had been recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the years ended December 31, 2016 and2015 was $0 and $628,999, respectively. The Company accelerated the depreciation in the amount of approximately $496,000 on the kiosks, which have seven inch screens, to reduce their net book value to zero due to technological obsolescence in 2015. In the fourth quarter 2015, they were replaced by new ten inch screens and some new seven inch screens which will be able to run offline from wifi, have faster processors and ultra-sharp screens, and have licensee reporting tools.  Currently the Company sells the equipment to the customer. Therefore the cost of equipment is included in operating expenses and not capitalized as property and equipment.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended. We capitalized $291,957 and $912,212 in software for the years ended December 31, 2016 and 2015, respectively. Software depreciation expense for the years ended December 31, 2016 and 2015 was $469,987 and $273,517, respectively. We recorded impairment expense of $718,116 related to our SMS software for the year ended December 31, 2016.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. We recorded impairment expense on our intangible assets of $922,688 related to our SMS technology assets, $38,853 related to trademarks, and $17,531 related to our TechXpress technology assets for the year ended December 31, 2016. We conducted an impairment analysis on our intangible assets and goodwill and determined that we had an impairment related to our intangible assets of $1,189,246 and on our goodwill of $3,202,276 at December 31, 2015

Income Tax Expense Estimates and Policies

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

Derivatives – Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of December 31, 2016 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the transactions has been estimated using a Monte Carlo simulation.

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. These warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized a gain of $0 and $47,209 in the fair value of derivatives for the years ended December 31, 2016 and 2015, respectively. These derivative liabilities which arose from the issuance of these warrants resulted in an ending balance of derivative liabilities of $0 at December 31, 2015, and expired in 2016.

The Company accounts for certain of its outstanding warrants issued in fiscal 2016 (“2016 Warrants”) as derivative liabilities. The 2016 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized a gain of $2,732,444 in the fair value of these derivatives for the year ended December 31, 2016. These derivative liabilities which arose from the issuance of the 2016 Warrants resulted in an ending balance of derivative liabilities of $1,366,898 as of December 31, 2016.

Derivatives - Bifurcated Conversion Option in Convertible Notes

The Company issued Convertible Notes with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Convertible Notes issued during the years ended December 31, 2016 and 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability, since this conversion feature is not considered to be indexed to the Company’s own stock.

The Company’s derivative liability has been measured at fair value at December 31, 2016 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The Company recognized a gain of $242,231 and a gain of $410,602 in the fair value of conversion option derivatives for the year ended December 31, 2016 and 2015, respectively. These derivative liabilities resulted in an ending balance of conversion option derivative liabilities of $88,242 and $179 as of December 31, 2016 and December 31, 2015, respectively.

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

Net Loss per Share

The Company calculates basic earnings per share (“EPS”) by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016 and 2015 is as follows:

Date of Valuation	December 31, 2016	December 31, 2015
Stock Price	0.02	0.15
Volatility (Annual)	140%	66%
Number of assumed financings	1	1
Total shares outstanding	41,975,571	20,458,761
Strike Price	0.01	0.75
Risk-free Rate	1.34%	0.96%
Maturity Date	7/15/2019	7/15/2019
Expected Life	N/A	N/A

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion option derivative that are categorized within Level 3 of the fair value hierarchy as of December 31, 2016 is as follows:

Date of Valuation	December 31, 2016	December 31, 2015
Stock Price	0.02	0.15
Volatility (Annual)	140%	66%
Strike Price	N/A	0.75
Risk-free Rate	1.40%	1.40%
Maturity Date	5/5/2017	6/26/2016

At December 31, 2016 and 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2016:
	Value	Level 1	Level 2	Level 3
Financial Assets
Earn-out liability	$-	$-	$-	$-
Warrant derivative liability	1,366,898	-	-	1,366,898
Conversion option derivative liability	88,242	-	-	88,242
Total	$1,455,140	$-	$-	$1,455,140

		Fair Value Measurements at
	Carrying	December 31, 2015:
	Value	Level 1	Level 2	Level 3
Financial Assets
Earn-out liability	$-	$-	$-	$-
Conversion option derivative liability	179	-	-	179
Total	$179	$-	$-	$179

The following tables present the activity for Level 3 liabilities for the years ended December 31, 2016 and 2015:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Warrant Derivative Liability	Conversion Option Derivative Liability
Beginning balance at December 31, 2015	$-	$179
Additions during the year	4,099,344	330,933
Total (gains) or losses included in net loss	(2,732,446)	(242,870)
Transfers in and/or out of Level 3	-	-
Ending balance at December 31, 2016	$1,366,898	$88,242

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Warrant Derivative Liability	Conversion Option Derivative Liability
Beginning balance at December 31, 2014	$47,209	$-
Additions during the year	-	410,781
Total (gains) or losses included in net loss	(47,209)	(410,602)
Transfers in and/or out of Level 3	-	-
Ending balance at December 31, 2015	$-	$179

Changes in fair value of our Level 3 earn-out liability for the years ended December 31, 2016 and 2015 were as follows:

Fair Value Measurements Using Level 3 Inputs

	Warrant	Conversion	Earn-out
	Derivative Liability	Option Derivative Liability	Liability	Total
Balance - December 31, 2015	$-	179	-	$179
Additions during the period	4,099,344	330,933	-	4,430,277
Total (gains) or losses include in net loss	(2,732,446)	(242,870)	-	(2,975,316)
Balance - December 31, 2016	$1,366,898	88,242	-	$1,455,140

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash. Advertising expenses totaled $208,530 and $320,044 for the years ended December 31, 2016 and 2015, respectively.

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

On July 8, 2015, Intellectual Capital Management, LLC dba SMS Masterminds and SpendSmart Networks, Inc. were named in a potential class-action lawsuit entitled Peter Marchelos, et al v. Intellectual Capital Management, et al, filed in the United States District Court Eastern District of New York relating to alleged violations of the Telephone Consumer Protection Act of 1991. This litigation involves the same licensee and merchant as a previous lawsuit and the same attorneys represent the plaintiffs in this action. The claim of one of the two plaintiffs was resolved for $1,701. The Company believes the Plaintiff’s allegations have no merit.  There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Earn Out

The Company agreed to pay the sellers an earn-out payment relating to fifteen percent of the earnings generated by SMS Masterminds after the acquisition and an additional earn-out payment tied to the EBITDA of the Company after the acquisition of SMS Masterminds, of up to $2,000,000 in aggregate.  The Company paid $0 during the years ended December 31, 2016 and 2015 related to this earn-out agreement.

The change in fair value of Earn-out liability expenses totaled $0 for the year ended December 31, 2016 and $594,216 for the year ended December 31, 2015. We recorded the change in earn-out liability due to our updated operating assumptions in the underlying valuation related to the SMS acquisition.

The Company agreed to pay the sellers a guaranteed payment of $400,000 of which $390,000 had been paid as of December 31, 2015 and $10,000 was paid in January, 2016. As of December 31, 2016, the remaining balance was $0.

Goodwill

The Company accounted for goodwill under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.  The Company tested goodwill impairment at December 31, 2015 and concluded that goodwill was fully impaired. Goodwill was written down in the amount of $3,202,276 in 2015.

Intangible assets

Intangible assets consist of intellectual property/technology, customer lists, and trade-name/marks acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight line method over the estimated useful lives at the following annual rates:

Useful Lives
IP/technology	10
Trade-name/marks	10

	December 31, 2016	December 31, 2015
Intangible assets beginning balance	1,570,575	3,097,700
Amortization	(192,503)	(337,879)
Impairment	(979,072)	(1,189,246)
Intangible assets ending balance	399,000	1,570,575

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2016, the Company recorded an impairment loss of $979,072 related to an intangible asset.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations, with an expected completion date of June 30, 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15), which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued. ASU 2014-15 as required was adopted in the fourth quarter 2016.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), that requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. Credit losses under the new model will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Segments

The Company operates in one reportable segment. Accordingly, no segment disclosures have been presented herein.

4. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. As of December 31, 2016, the Company had recorded an allowance for doubtful accounts of $1,796,000. We recorded a bad debt expense of $552,725 during the year ended December 31, 2016 and wrote off uncollectable accounts during the year ended December 31, 2016 in the amount of $147,408, all of which were fully reserved. As of December 31, 2015, the Company had recorded an allowance for doubtful accounts of $1,389,883.

Notes receivable aged over 60 days past due are considered delinquent and notes receivable aged over 90 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed. We charge interest rates on our notes receivable averaging 13% which approximates a fair value. We recorded approximately $38,782 in interest income for the year ended December 31, 2016.

Based upon the Company's methodology, the notes receivable balances with reserves and the reserves associated with those balances are as follows:

	December 31, 2015
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	908,590	661,371	632,422	461,702	276,168	199,669
Accounts Receivable	437,589	-	295,759	-	141,830	-

	December 31, 2016
	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	793,988	414,665	767,138	399,401	26,850	15,264
Accounts Receivable	921,829	-	529,461	-	292,368	-

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable Reserve		Accounts
	Current	Long-Term	Receivable Reserve
Balance at December 31, 2014	286,571	349,954	188,527
Incremental Provision	796,063	551,256	441,627
Recoveries	-	-	-
Charge offs	(450,212)	(439,508)	(334,395)
Balance at December 31, 2015	632,422	461,702	295,759

	Notes Receivable Reserve		Accounts
	Current	Long-Term	Receivable Reserve
Balance at December 31, 2015	$632,422	$461,702	$295,759
Incremental Provision	177,316	401	415,197
Recoveries	-	-	-
Charge offs	(42,600)	(62,702)	(81,495)
Balance at December 31, 2016	$767,138	$399,401	$629,461

5. Short Term Note Receivable

The Company issued a Secured Convertible Promissory Note (the “Note”) in the principal amount of $410,000 to a third party in September 2014. The Note bears interest at the rate of 5.25% per annum and matured in four months. For the years ended December 31, 2016 and December 31, 2015, the Company has recorded $0 and $27,380 of interest income from this Note. $130,000 of the principal amount was paid in 2015. The remaining balance of $322,430 was written off during the year ended December 31, 2015, which was made up of $280,000 in principal and $42,430 in interest.

6. Convertible Promissory Notes

On November 30, 2016, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $100,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. We recorded $2,250 in interest expense for the year ended December 31, 2016.

On November 7, 2016, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $100,000. Mr. Blech, a member of the board of directors, is the trustee. The Convertible Promissory Note bears an interest at the rate of 9%, has a six month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. We recorded $2,817 in interest expense for the year ended December 31, 2016.

On July 19, 2016, the Company issued the following Convertible Promissory Notes: Joe Proto ($40,000), John Eyler ($40,000), Francis J. Liddy ($20,000), Isaac Blech ($40,000), and Transpac Investments Ltd. ($40,000). All of the individuals listed are members of the board of directors. The Convertible Promissory Notes bear interest at the rate of 9%, have a six month maturity date, and a mandatory conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. We recorded $7,283 in interest expense for the year ended December 31, 2016.

During the year ended December 31, 2015, the Company closed on a private offering and issued and six 9% Convertible Promissory Notes with principal amounts of $300,000, $262,500, $275,000, $75,000, 50,000, and $150,0000 (the “Notes”) and warrants to purchase 400,002, 350,002, 366,667, 66,667, 100,001, and 200,001 shares of the Company’s common stock (the “Warrant”), respectively. The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $0.75 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The relative fair value ascribed to the 1,483,340 warrants issued was approximately $337,118 and was recorded to additional paid-in capital.  The embedded conversion feature was bifurcated and accounted for as a derivative liability at approximately $393,000 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, approximately $730,520 of debt discount was recorded and was amortized over the initial term of the debt using the effective interest method. These notes were modified in second quarter 2016 and again in fourth quarter 2016. See below for further discussion.

During the second quarter 2016, the Company amended four of the outstanding 9% Convertible Promissory Notes with principal amounts of $275,000, $75,000, 50,000, and $150,000 as follows: the maturity dates were extended to November 5, 2016, September 2, 2016, November 22, 2016, and September 26, 2016, respectively; the conversion price was lowered to $0.15 per share, the provision limiting the conversion price adjustment to that of the Series C Preferred Stock was removed, and an option to be repaid prior to the maturity date in the event the Company raises capital in excess of three million dollars was added. The Company also amended the warrant issued in conjunction with the Convertible Promissory Note reducing the exercise price to $0.15 and issued new warrants to purchase 666,669 shares of the Company's common stock with a $0.15 exercise price and a three year expiration. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. We recognized a loss on the extinguishment of debt of $415,689 for the year ended December 31, 2016.

During the fourth quarter 2016, the Company amended six of the outstanding 9% Convertible Promissory Notes with principal amounts of $300,000, $262,500, $275,000, $75,000, $50,000, and $150,000 as follows: the maturity dates were extended to May 5, 2017; the interest rate for the extension period was increased to 15%; the conversion price was changed to the per share price at the time of the next financing of $2,000,000 or greater. According to FASB ASC 470-50, the modification is accounted for as a debt extinguishment, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. We recognized a loss on the extinguishment of debt of $58,032 for the year ended December 31, 2016.

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

During the year ended December 31, 2015, the Company issued Convertible Promissory Notes to investors in the principal amount of $150,000, $150,000, $287,333, and $48,000. The Notes feature a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Notes bear interest at nine percent per annum and has a maturity date of six months. The embedded conversion feature of the note was bifurcated and accounted for as a derivative liability at approximately $17,379 on the day of issuance. As part of the closing of the Tender Offer, these notes converted into 4,291,679 shares of common stock and the investors received 12,875,037 warrants with a three year term at an exercise price of $0.15.

7. Notes Payable

On August 26, 2015, the Company entered into a Business Promissory Note and Security Agreement with Bank of Lake Mills for the principal sum of $200,000 and a daily interest rate of 0.22%. The Note is for a term of six months with a weekly repayment schedule ending February 22, 2016. The Note included standard representations and warranties. The Note was secured by certain assets of the Company as well as a personal guarantee by Alex Minicucci, our then CEO. The total repayment amount including interest and principal is $244,637 and was to be paid pro-rata weekly ending February 22, 2016. For the year ended December 31, 2015, we recorded interest expense related to the note of $39,585. For the year ended December 31, 2015, we have paid approximately $129,738 in principal repayments related to the Note. For the year ended December 31, 2016, we paid approximately $70,262 in principal repayments related to the Note. As of February 25, 2016, the note has been fully repaid.

8. Due to Related Party

On August 14, 2015 and September 28, 2015, the Company entered into Loan Agreements with Alex Minicucci for the principal sum of $65,000 and $35,000, respectively. The Loans were to be paid off by December 31, 2016 and include an interest rate of 7%. For the years ended December 31, 2016 and 2015, we recorded interest expense related to the loans of $4,756 and $3,034. The $35,000 loan has been repaid during 2016 and the Company extended the terms related to the $65,000 loan to May 10, 2017.

9. Common Stock and Warrants

Common stock

During the year ended December 31, 2016, the company issued 17,895,859 shares of common stock upon warrant exercises related to the tender offer. The Company issued 1,563,677 shares of common stock related to services rendered and recognized expense of $103,910 and issued 511,266 shares of common stock related to interest due and recognized expense of $21,500. 257,668 shares of Series C Stock converted to 1,546,008 shares of common shares during the year ended December 31, 2016.

During the year ended December 31, 2015, the company issued 1,047,522 shares of common stock and the Company recognized expense of $496,288 for services rendered and interest.

Tender Offer and Debt Conversion

Between December 11, 2015 and February 3, 2016, the Company entered into agreements with investors, pursuant to which on February 3, 2016, warrant holders exercised 12,270,846 Warrants to purchase an aggregate of 12,270,846 shares of our common stock for gross proceeds of $1.84 million. The Company issued new warrants to purchase an aggregate of 26,479,217 shares of common stock at an exercise price of $0.15 per share, in consideration for the immediate exercise of the warrants. In August, 2016, the exercise price on 13,209,609 of these warrants was reduced to $0.01, as the Company had not met its six-month targets related to these warrants. In January, 2017, the exercise price on 13,209,608 of these warrants was reduced to $.01, as the Company had not met its twelve-month target related to these warrants. The following paragraph discusses the accounting treatment related to this reduction.

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

In connection with the tender offer, investors converted $843,751 in Convertible Notes at a conversion price of $0.15 per share into 5,625,013 shares of our common stock during 2016.

10. Convertible Preferred Stock

Series A Preferred Stock

At December 31, 2016 and 2015 we had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At December 31, 2016 and 2015 we had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At December 31, 2016 and 2015, we had 3,443,061 and 3,700,729 shares, respectively, of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share. We issued 4,299,081 shares of Series C Stock and had conversions of 56,500 shares for the year ended December 31, 2015. For the year ended December 31, 2016, we had conversions of 257,668 shares.

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

Stated Value: The initial Stated Value of each share of Series C Preferred Stock is $3.00 (as adjusted pursuant to the Certificate of Designation).

Voluntary Conversion: The Series C Preferred Stock shall be convertible at the option of the holder, into common stock at the applicable conversion price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designations. In addition, the Company has the right to require the holders to convert to common stock under certain enumerated circumstances.

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

11.  Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the year ended December 31, 2016 and 2015 due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	For the year ended
	December 31,
	2016	2015
Common stock options	26,865,017	10,337,113
Investor warrants	37,836,680	23,752,410
Compensation warrants	1,981,667	2,645,000
Excluded potentially dilutive securities	66,683,364	36,734,523

12. Stockholder’s equity

Stock options

In March 2016, our Company granted options to purchase up to 3,517,067 shares of our common stock to members of our Board of Directors. The options vest immediately; have an exercise price of $0.12 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $246,141 and the entire amount was expensed in 2016.

In March 2016, our Company granted options to purchase up to 1,459,326 shares of our common stock to four employees. The options vest over four years; have an exercise price of $0.12 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $112,147 and $48,145 was expensed in 2016.

In March 2016, our Company granted options to purchase up to 1,859,623 shares of our common stock to thirty-three employees. The options vest immediately; have an exercise price of $0.11 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $142,006 and the entire amount was expensed in 2016.

In May 2016, our Company granted options to purchase up to 264,000 shares of our common stock to Frank Liddy. The options vest immediately; have an exercise price of $0.08 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $20,256 and the entire amount was expensed in 2016.

In May 2016, our Company granted options to purchase up to 450,000 shares of our common stock to two employees. The options vest over two years; have an exercise price of $0.06 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $17,979 and $8,088 was expensed in 2016.

In June 2016, our Company granted options to purchase up to 2,104,751 shares of our common stock to thirty-two employees. The options vest immediately; have an exercise price of $0.09 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $151,431 and the entire amount was expensed in 2016.

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

In September 2016, our Company granted options to purchase up to 2,674,940 shares of our common stock to twenty-five employees. The options vest immediately; have an exercise price of $0.06 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $139,316 and the entire amount was expensed in 2016.

In December 2016, our Company granted options to purchase up to 7,371,357 shares of our common stock to twenty-two employees. The options vest immediately; have an exercise price of $0.02 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $131,947 and the entire amount was expensed in 2016.

In 2016, we expensed $222,357, related to the issuance of options from 2014 and 2015, that continued to vest in 2016.

For the year ended December 31, 2015, we issued 3,666,476 options, as follows.  During first quarter, 2015, our Company granted options to purchase up to 165,000 shares of our common stock to five employees. The options vest over four years; have exercise prices of $.90 to $.95 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $101,759. The amount expensed in 2015 was $21,564 and the amount expensed in 2016 was 16,142.

On March 5, 2015, our Company granted options to purchase up to 360,000 shares of our common stock to members of our Board of Directors. The options vest immediately; have an exercise price of $0.92 per share; and expire five years after the date of grant.  Each of the following Board members received 45,000 options each related to this issuance:  Joe Proto, Isaac Blech, Alex Minicucci, Cary Sucoff, Patrick Kolenik, Chris Leong, Jerold Rubinstein, and Mike McCoy.  The fair value at grant date of these options was $208,974 and the entire amount was expensed in 2015.

In May 2015, our Company granted options to purchase up to 75,000 shares of our common stock to Bruce Neuschwander. The options vest over four years; have an exercise price of $0.65; and expire five years after the date of grant.  The fair value at grant date of this option was $31,622. The amount expensed in 2015 was $10,794 and the amount expensed in 2016 was $3,763.

On October 1, 2015, our Company granted options to purchase up to 1,358,696 shares of our common stock to Jerold Rubinstein.  The options vest immediately; have an exercise price of $.46 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $410,559 and the entire amount was expensed in 2015.

In November 2015, the Company repriced the 1,358,696 previously issued options to Jerold Rubinstein. The replacement stock options have an exercise price equal to $0.17 and a term of 4.8 years. The cancellation and reissuance of these stock options was treated as a modification under ASC 718 and, accordingly, total stock-based compensation expense related to these awards increased $35,713, which was recognized in 2015.

In December, 2015, our Company granted options to purchase up to 278,500 shares of our common stock to four employees. The options vest immediately; have an exercise price of $.14 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $26,792 and the entire amount was expensed in 2015.

In December, 2015, our Company granted options to purchase up to 70,584 shares of our common stock to five employees. The options vest immediately; have an exercise price of $.75 per share; and expire five years after the date of grant.  The fair value at grant date of these options was $3,876 and the entire amount was expensed in 2015.

Stock option activity during the following periods was as follows:

	For the year ended
	December 31,
	2016	2015
Beginning balance outstanding	10,337,113	8,807,667
Options issued during the year	19,701,064	2,307,780
Options forfeited during the year	(1,011,800)	-
Options cancelled during the year	(1,591,992)	-
Options expired during the year	(569,368)	(778,334)
Ending balance outstanding	26,865,017	10,337,113

Warrants

The Company issued warrants to purchase shares of the Company’s common stock to investors in connection with the issuances of restricted shares of common stock during the years ended December 31, 2016 and 2015 (the value of which was offset against the proceeds of the issuance of common stock and not charged to operations). Outstanding warrants from all sources have terms ranging from two to five and a half years.

For the year ended December 31, 2016, we did not issue any warrants to advisors, consultants and in connection with the purchase of intellectual property.  Warrants to purchase up to 2,204,100 shares of common stock have expired.  Warrants to purchase up to 1,981,667 shares of common stock remain outstanding at December 31, 2016, of which 1,981,667 have vested.

For the year ended December 31, 2016, we issued 27,895,890 warrants to investors, of which 26,479,217 related to the Tender Offer above and 1,416,673 related to the Convertible Notes amendments above. 1,540,767 warrants expired and 12,270,853 warrants were exercised for the year ended December 31, 2016.

In recompense for services performed on our behalf, we issued warrants to purchase up to 750,000 shares of our common stock during the year ended December 31, 2015, to Siskey Capital at an exercise price of $.75. 187,500 of those warrants vested immediately. On December 1, 2015, these warrants were repriced to an exercise price of $.17 and exercised on December 2, 2015, resulting in gross proceeds to the company of $127,500.

Through December 31, 2015, we have also issued warrants to purchase up to 22,835,951 shares of our common stock to investors (and as compensation to third parties in connection with investments) related to the sale of our common stock, 26,397,410 of which remain outstanding net of exercises, cancellations and expirations (all of which are fully vested).

On October 1, 2015, we issued 750,000 warrants to Siskey Capital for consulting services as noted above. 187,500 of those warrants vested immediately. Those 187,500 warrants were repriced on December 1, 2015 and the remaining 562,500 warrants were vested on December 1, 2015, with the full 750,000 warrants exercised on December 2, 2015.  Warrants to purchase up to 118,858 shares of common stock have expired.  Warrants to purchase up to 2,645,000 shares of common stock remain outstanding at December 31, 2015, of which 2,645,000 have vested.

For the year ended December 31, 2015, we issued 1,983,340 warrants to new investors and 150,994 warrants had expired.

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the years ended December 31, 2016 and 2015 was as follows:

	For the twelve months ended
	December 31,
	2016	2015
Beginning balance outstanding	26,397,410	23,933,922
Warrants issued during the year
For consulting and advisory services	-	1,500,000
In connection with sales of common, preferred stock, and notes	27,895,890	1,983,340
Warrants expired or cancelled during the year	(2,204,100)	(269,852)
Warrants exercised	(12,270,853)	(750,000)
Ending balance outstanding	39,818,347	26,397,410

The numbers and exercise prices of all options and warrants outstanding at December 31, 2016 was as follows:

Shares Issuable	Weighted Average Exercise Price	Expiration Fiscal Period
34,749	7.99	1st Qtr, 2017
1,349,183	6.90	2nd Qtr, 2017
536,500	1.14	3rd Qtr, 2017
1,162,088	6.45	4th Qtr, 2017
10,000	6.60	1st Qtr, 2018
750,000	0.25	4th Qtr, 2018
37,504,567	0.37	1st Qtr, 2019
1,850,007	0.44	2nd Qtr, 2019
1,309,002	0.92	3rd Qtr, 2019
2,603,000	1.15	4th Qtr, 2019
480,000	0.92	1st Qtr, 2020
1,704,446	0.19	4th Qtr, 2020
4,785,376	0.12	1st Qtr, 2021
2,469,995	0.09	2nd Qtr, 2021
2,629,760	0.06	3rd Qtr, 2021
7,371,357	0.02	4th Qtr, 2021
133,334	7.05	4th Qtr, 2022
66,683,364	0.59

Stock based compensation

Results of operations for the years ended December 31, 2016 and 2015 include stock based compensation costs totaling $1,084,323 and $1,807,337, respectively.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized upon actual vesting of the options. The following weighted average assumptions were utilized for the calculations during the year ended December 31, 2016 and 2015:

	For the years ended
	December 31,
	2016	2015
Expected life (in years)	2.60 years	2.61 years
Weighted average volatility	167.74%	98.05%
Forfeiture rate	21.92%	10.27%
Risk-free interest rate	1.05%	0.95%
Expected dividend rate	0.00%	0.00%

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

As of December 31, 2016, $696,544 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 16.3 months. The following table summarizes option activity in connection with stock options and warrants (which resulted in stock based compensation charges) as of and for the years ended December 31, 2016 and 2015:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2015	12,982,113	$1.97
Granted	19,701,064	0.07
Cancelled	(2,883,792)	(0.29)
Forfeited	(952,701)	(6.70)
Exercised	-	-
Outstanding at December 31, 2016	28,849,184	$0.68	45.8 months	$-

Exercisable	26,735,358	$0.71	45.7 months	$-

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2014	10,821,525	$2.44
Granted	3,807,780	0.31
Cancelled	(775,834)	(0.92)
Expired	(118,858)	(7.24)
Exercised	(750,000)	(0.17)
Outstanding at December 31, 2015	12,982,113	$1.98	39.9 months	$-

Exercisable	11,711,738	$2.06	39.6 months	$-

Additional disclosure concerning options and warrants is as follows:

	For the Year Ended
	December 31,	December 31,
	2016	2015
Weighted average grant date fair value of options and warrants granted	$0.05	$0.18
Aggregate intrinsic value of options and warrants exercised	-	-
Weighted average fair value of options and warrants vested	0.43	0.66

The range of exercise prices for options and warrants granted and outstanding (which resulted in stock based compensation charges) was as follows at December 31, 2016 and 2015:

Exercise	Number of Options and Warrants
Price	December 31,	December 31,
Range	2016	2015
$.01 - .74 $	19,643,684	2,462,196
$.75 - 1.20 $	7,529,000	7,878,584
$1.21 - 3.00 $	114,000	218,000
$3.01 - 4.50 $	-	-
$4.51 - 12.00 $	1,560,000	2,423,333
	28,846,684	12,982,113

A summary of the activity of our non-vested options and warrants for the following periods:

	For the year ended
	December 31,
	2016	2015
Non-vested outstanding, beginning	1,270,375	3,285,639
Granted	19,701,064	3,807,780
Vested	(17,238,203)	(5,279,016)
Forfeited	(825,915)
Cancelled	(795,995)	(544,028)
Non-vested outstanding, ending	2,111,326	1,270,375

Common Shares Reserved for Future Issuance

The following table summarizes shares of our common stock reserved for future issuance at December 31, 2016:

	December 31,	December 31,
	2016	2015
Stock options outstanding	26,865,017	10,337,113
Stock options available for future grant	9,437,000	9,437,000
Warrants	39,818,347	26,397,410
Total common shares reserved for future issuance	76,120,364	46,171,523

13. Income taxes

Deferred tax assets at December 31, 2016 and 2015 consisted of the following:

	Dec. 31, 2016	Dec. 31, 2015

Deferred tax asset
Net operating loss carryovers	29,294,157	26,991,694
Accrued Payroll	26,400	32,400
Sharebased Compensation	2,734,156	2,292,027
Charitable Contribution	4,700	4,700
Amortization	1,954,508	1,584,975
Depreciation	768,381	258,828
Allowance for Doubtful Account	687,104	555,953
Total deferred tax assets	36,209,406	31,720,577
Valuation allowance	(36,209,406)	(31,720,577)
Deferred tax asset, net of allowance	—	—

As of December 31, 2016 and 2015, the Company had federal and state net operating loss carryovers of approximately $75.3 million and $73.5 million, which will begin to expire in 2029. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2016 and 2015. The valuation allowance increased by $4,488,829 and $4,700,682 in 2016 and 2015, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards.

A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit is as follows:

	For the years ended
	December 31,
	2016	2015
Statutory federal income tax rate	-34.0%	-34.0%
State taxes, net of federal tax benefit	-5.0%	-5.0%
Valuation Allowance	39.0%	39.0%
Income tax provision (benefit)	0.0%	0.0%

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2016. The majority of our operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

14. Commitments

We currently lease space in two locations in San Luis Obispo, California.  The building that we lease at 805 Aerovista Parkway is owned by Alexander P Minicucci Trust, which is a related party transaction due to the trust being controlled by the Company's former chief strategy officer. Rent expense was $188,746 and $169,511 for the years ended December 31, 2016 and 2015, respectively. Future rental commitments under contract total $193,073 as of December 31, 2016.

15. Employee benefit plan

We have an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of our employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. Our Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2016 and 2015, we made contributions to the Plan totaling $0 and $83,359, respectively.

16. Subsequent events

On January 9, 2017, the Company issued a Convertible Promissory Note to Isaac Blech, a member of the Company’s board of directors, in the sum of $22,000. The Convertible Promissory Notes bear interest at the rate of 9%, has a six month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes a financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On January 23, 2017, the Company issued a Convertible Promissory Note to Isaac Blech, a member of the Company’s board of directors, in the sum of $100,000. The Convertible Promissory Notes bear interest at the rate of 9%, has a six month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes a financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On February 2, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $62,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On February 27, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $45,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On March 24, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $90,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On April 18, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $45,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

The company was served with a lawsuit in February 2017 alleging breach of contract by Bryan Sarlitt. The action relates to the acquisition of TechXpress in 2014 and additional compensation that Mr. Sarlitt is claiming.  The Company believes the Plaintiff's allegations have no merit.  There are no other legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on out financial position, results of operations or cash flows.

On May 3, 2017, the Company amended one May 5, 2015 9% Convertible Promissory Note with a principal amount of $275,000 as follows: the maturity date was extended to July 7, 2017 and in the event the borrower completes an asset sale or capital raise of more than $275,000, then the Notes shall automatically immediately become due and payable.

On May 15, 2017, the Company amended one May 5, 2015 9% Convertible Promissory Note with a principal amount of $262,500 as follows: the maturity date was extended to July 7, 2017 and in the event the borrower completes an asset sale or capital raise of more than $275,000, then the Notes shall automatically immediately become due and payable.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2016. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2016 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Based on management's evaluation as of December 31, 2016, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

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

Our current Board of Directors consists of eight directors.

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Luke Wallace	32	Chief Executive Officer
Joseph Proto	60	Director
Isaac Blech	67	Director
Patrick M. Kolenik	67	Director
Ka Cheong Christopher Leong	73	Director
Francis J Liddy	49	Director
John Eyler, Jr.	68	Director
Brett Schnell	49	Chief Financial Officer

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

Mr. Patrick M. Kolenik was appointed to our Board of Directors on August 30, 2011. Mr. Kolenik has over forty years of securities industry experience. Mr. Kolenik was the Chief Executive Officer of Sherwood Securities Corp. where he was involved with more than 200 successful public and private financings. Since 2003, Mr. Kolenik has been a consultant to both public and private companies through his company PK Advisors. Mr. Kolenik currently serves on the Board of Directors of root9B Technologies, a public company that provides business and technology consulting services. Mr. Kolenik has advised our Company since May 2009 in the area of investment banking and capital markets.

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

Mr. Frank Liddy was appointed to the Board of Directors in May 2016. He is currently head of strategic partnerships at Paydiant, recently acquired by PayPal, where he empowers banks, retailers and strategic partners to achieve their growth objectives by creating great consumer experiences on Paydiant's open platform for mobile commerce. Mr. Liddy has more than twenty years of experience as an operator, advisor and investor in the fintech community. Mr. Liddy joined Paydiant from the consultancy firm Capco (now part of FIS Global) and previously held key leadership positions at Citigroup, KPMG Consulting and Unisys.

Mr. Luke Wallace was appointed the Chief Executive Officer of the Company in April 2016. As Co-Founder and CEO, Mr. Wallace has worked to build SMS Masterminds. Mr. Wallace currently oversees all elements of strategy and execution for the Company by leading the executive team and all Company initiatives. Prior to SMS Masterminds, Luke served as VP of IT Services at TechXpress, Inc. and Director of Broadband Services at DigitalPutty, Inc. Mr. Wallace earned a B.S. in Business Management from Cal Poly, San Luis Obispo with a concentration in Management and Information Technology.

Mr. Brett Schnell was appointed the Chief Financial Officer of the Company on March 4, 2016.  Prior to this Mr. Schnell had been the Company’s Corporate Controller from October 2012 to March 2016.  From 2011 to 2012, Mr. Schnell provided financial consulting services to clients in the banking, insurance, financial services, and SaaS industries.  From 2009 to 2011, Mr. Schnell was the Finance Director of Fairview Northland Medical Center (part of the greater Minneapolis Fairview Health System), responsible for reporting, budgeting, forecasting, strategy, long-term planning, and treasury management.  Prior to his tenure at Fairview Northland Medical Center, Mr. Schnell was employed at Ameriprise Financial Services, Inc. from 1991 to 2009 in several senior finance roles in the banking, trust, client service, corporate controllership, and domestic and international treasury divisions, providing leadership to multiple acquisitions, new entity startups and the corporate spin off from American Express.  In addition, Mr. Schnell served in financial consulting roles with Wells Fargo, General Mills, and several startups.  Mr. Schnell has a Bachelor of Business Administration degree in Accounting from Iowa State University and a Master of Business Administration degree from the University of St Thomas.  Mr. Schnell is also a Certified Public Accountant, Certified Management Accountant, and Certified Treasury Professional.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In the fiscal year ended December 31, 2016, we held four special board meetings. Each of our directors has attended all meetings either in person or via telephone conference.

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

With the intent to increasestockholder value, we have designed our executive compensation policies and practices to reward our Company’s executives based on:

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

On March 21, 2016, our Company granted options to purchase up to 1,459,326 shares of our common stock to the following employees: Alex Minicucci in the amount of 464,331, Luke Wallace in the amount of 397,998, Tim Boris in the amount of 397,998, and Brett Schnell in the amount of 198,999. The options vest over four years; have an exercise price of $0.12 per share; and expire five years after the date of grant. The fair value at grant date of these options was $140,095 and the amount expensed in 2016 was $48,145.

On March 31, 2016, our Company granted options to purchase up to 1,006,666 shares of our common stock to the following employees: Alex Minicucci in the amount of 750,000, Luke Wallace in the amount of 133,333, Tim Boris in the amount of 80,000, and Brett Schnell in the amount of 43,333. The options vest immediately; have an exercise price of $0.11 per share; and expire five years after the date of grant. The fair value at grant date of these options was $76,872 and the entire amount was expensed in 2016.

On June 30, 2016, our Company granted options to purchase up to 1,259,206 shares of our common stock to the following employees: Alex Minicucci in the amount of 938,151, Luke Wallace in the amount of 166,782, Tim Boris in the amount of 100,069, and Brett Schnell in the amount of 54,204. The options vest immediately; have an exercise price of $0.09 per share; and expire five years after the date of grant. The fair value at grant date of these options was $90,596 and the entire amount was expensed in 2016.

On September 30, 2016, our Company granted options to purchase up to 1,739,632 shares of our common stock to the following employees: Alex Minicucci in the amount of 1,296,083, Luke Wallace in the amount of 230,415, Tim Boris in the amount of 138,249, and Brett Schnell in the amount of 74,885. The options vest immediately; have an exercise price of $0.06 per share; and expire five years after the date of grant. The fair value at grant date of these options was $90,604 and the entire amount was expensed in 2016.

On December 31, 2016, our Company granted options to purchase up to 5,061,453 shares of our common stock to the following employees: Alex Minicucci in the amount of 3,770,950, Luke Wallace in the amount of 670,391, Tim Boris in the amount of 402,235, and Brett Schnell in the amount of 217,877. The options vest immediately; have an exercise price of $0.02 per share; and expire five years after the date of grant. The fair value at grant date of these options was $90,600 and the entire amount was expensed in 2016.

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

Effective October 28, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord provided the Company with comprehensive outsourced accounting solutions. The Company paid Chord $7,500 per month. The Company has also agreed to issue Chord a vested stock option to purchase five thousand shares of common stock at an exercise price of $2.00 per share. The Agreement was terminated with the resignation of David Horin as the Company’s Chief Financial Officer on May 14, 2015. The Company retained Bruce Neuschwander to serve as its Chief Financial Officer effective May 19, 2015. Mr. Neuschwander was paid an annual salary of $150,000. The Company may terminate the employment for cause without notice and may terminate the employment without cause with thirty days notice. The agreement entitles Mr. Neuschwander to the usual and customary benefits of an employee and also contains the usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality). Mr. Neuschwander was granted options to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.65 per share, said options vest over two years and have a term of five years. Mr. Neuschwander resigned from the Company effective February 24, 2016.

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

401(k) and Other Benefits. During the years ended December 31, 2016, and 2015, our executive officers were eligible to receive certain benefits available to all our employees on the same terms, including medical and dental insurance. During the year, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all employees were eligible to receive matching contributions from the Company of 100% of employee contributions up to a maximum of 4% of the employees’ salaries, per year, through December 31, 2015. We stopped the matching contributions from the Company effective January 1, 2016. We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees. We believe that the 401(k) Plan and medical and dental insurance benefits allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

Employment Agreements

Our Company entered into employment agreements with Alex Minicucci (our former Chief Executive Officer), and Luke Wallace, (our Chief Executive Officer). A summary of the material terms of these employment agreements is as follows:

Alex Minicucci, former Chief Executive Officer: On February 11, 2014, in connection with the appointment of Mr. Minicucci as our Chief Operating Officer, the Company and Mr. Minicucci entered into an employment agreement (the “Minicucci Employment Agreement”). The Minicucci Employment Agreement has an initial term of three years. The Minicucci Employment Agreement provides for the payment of a base salary of $375,000 per year (subject to discretionary increases by the Board). The Minicucci Employment Agreement provides that Mr. Minicucci is entitled to usual and customary benefits and also contains usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality). On August 1, 2014, we amended Mr. Minicucci’s employment agreement to provide that that Mr. Minicucci’s Base Salary shall be increased to $450,000 per year. On December 11, 2015, we amended Mr. Minicucci’s employment agreement to provide that Mr. Minicucci’s Base Salary shall be decreased to $225,000 per year from November 24, 2015 through November 24, 2016. Effective March 24, 2016, Mr. Minicucci resigned as Chief Executive Officer of the Company.

Luke Wallace, Chief Executive Officer: On February 11, 2014, in connection with the appointment of Mr. Wallace as our Chief Operating Officer, the Company and Mr. Wallace entered into an employment agreement (the “Wallace Employment Agreement”). The Wallace Employment Agreement has an initial term of three years. The Wallace Employment Agreement provides for the payment of a base salary of $200,000 per year (subject to discretionary increases by the Board). The Wallace Employment Agreement provides that Mr. Wallace is entitled to usual and customary benefits and also contains usual and customary restrictive covenants (including non-competition, non-solicitation and confidentiality). On December 11, 2015, we amended Mr. Wallace’s employment agreement to provide that Mr. Wallace’s Base Salary shall be decreased to $160,000 per year from November 24, 2015 through November 24, 2016.

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

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation awarded to, earned by, or paid to our executives during the years ended December 31, 2016 and 2015.

		Salary	Bonus	Stock Awards	Option and Warrant Awards	Non-equity Incentive	Change in Pension Value and Non-Qual. Deferred Comp. Earnings	All Other Comp.(1)(3)	Total
Position	Year	($)	($)	($)(2)	($)(2)	($)	($)	($)	($)

Luke Wallace (4)	2016	183,450	-	-	20,471	-	-	-	203,921
Chief Executive Officer	2015	198,452	-	-	43,043	-	-	7,067	248,562

William Hernandez (5)	2016	10,000	-	-	-	-	-	-	10,000
Former President and Director	2015	112,583	-	-	262,420	-	-	4,503	379,506

Alex Minicucci (6)	2016	268,502	-	-	204,564	-	-	-	473,066
Former Chief Executive Officer and Director	2015	417,411	-	-	104,336	-	-	9,788	531,535

Tim Boris (7)	2016	228,002	-	-	24,356	-	-	-	252,358
Former President	2015	190,000	-	-	9,479	-	-	-	199,479

Brett Schnell (8)	2016	119,043	-	-	13,499	-	-	-	132,542
Chief Financial Officer/Treasurer	2015	130,000	-	-	12,435	-	-	-	142,435

Bruce Neuschwander (9)	2016	61,413	-	-	-	-	-	-	61,413
Former Chief Financial Officer/Treasurer	2015	82,744	-	-	10,977	-	-	-	93,721

(1)
Our Company made group life, health, hospitalization and medical plans available for its employees, including the officers listed herein.
(2)
Refer to “Stock based compensation,” in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option/warrant awards.
(3)
Amounts shown include matching contributions to the officers’ 401(k) retirement plans for all years presented.)
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
(6)
Mr. Minicucci was appointed as our Chief Executive Officer and Director on February 11, 2014. On March 24, 2016, Mr. Minicucci resigned from his position as Chief Executive Officer and as a Director and was appointed to the position of Chief Strategy Officer of the Company. On February 11, 2017, Mr. Minicucci resigned from the Company.
(7)
Mr. Boris was appointed as our President on April 14, 2016. On March 24, 2017, Mr. Boris resigned from his position as President of the Company.
(8)
Mr. Schnell was appointed as our Chief Financial Officer on March 4, 2016.
(9)
Mr. Neuschwander was appointed as our Chief Financial Officer on May 19, 2015. On February 24, 2016, Mr. Neuschwander resigned from his position as Chief Financial Officer of the Company.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the years ended December 31, 2016 and 2015. The option award amounts were calculated in accordance with generally accepted accounting principles concerning share-based payments.

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

Outstanding Equity Awards at December 31, 2016

The following table provides information regarding all outstanding equity awards (all in the form of stock options or warrants) to named executives as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alex Minicucci	45,000	-	0.87	3/19/2019
	350,000	-	1.15	3/21/2019
	45,000	-	0.92	3/15/2020

	194,907	-	0.14	12/31/2020
	33,750	-	0.75	12/31/2020
	464,331	-	0.12	3/21/2021
	750,000	-	0.11	3/31/2021
	938,151	-	0.09	6/30/2021
	1,296,083	-	0.06	9/30/2021
	3,770,950	-	0.02	12/31/2021

Luke Wallace	150,000	-	1.14	3/19/2019
	100,000	-	1.15	10/9/2019
	34,650	-	0.14	12/31/2020
	15,000	-	0.75	12/31/2020
	397,998	-	0.12	3/21/2021
	133,333	-	0.11	3/31/2021
	166,782	-	0.09	6/30/2021
	230,415	-	0.06	9/30/2021
	670,391	-	0.02	12/31/2021

Tim Boris	100,000	-	0.90	2/21/2020
	20,790	-	0.14	12/31/2020
	12,000	-	0.75	12/31/2020
	397,998	-	0.12	3/21/2021
	80,000	-	0.11	3/31/2021
	100,069	-	0.09	6/30/2021
	138,249	-	0.06	9/30/2021
	402,235	-	0.02	12/31/2021

Brett Schnell	150,000	-	1.14	3/19/2019
	25,000	-	1.15	11/18/2019
	198,999	-	0.12	3/21/2021
	43,333	-	0.11	3/31/2021
	54,204	-	0.09	6/30/2021
	74,885	-	0.06	9/30/2021
	217,877	-	0.02	12/31/2021

Director Compensation

Our directors were compensated for their service on our Board of Directors with warrants to purchase common stock as outlined above. The following table provides information regarding our non-employee director compensation for the year ended December 31, 2016:

	Fees			Non-Equity	Non-qualified
	Earned			Incentive	Deferred	All
	Or Paid	Stock	Option	Plan	Compensation	Other
	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	($)	($)	($)	($)	($)
Isaac Blech	21,000	-	-	-	-	-	21,000
Patrick Kolenik	13,000	-	-	-	-	-	13,000
Cary Sucoff	17,000	-	-	-	-	-	17,000
Jerold Rubinstein	26,500	-	-	-	-	-	26,500
Joseph Proto	20,000	-	-	-	-	-	20,000
John Eyler, Jr.	10,000	-	-	-	-	-	10,000
Ka Cheong Christopher Leong	13,000	-	-	-	-	-	13,000
Frank Liddy	-	-	-	-	-	-	-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of May 1, 2017 (the “SO Date”), we had 42,075,571 shares of common stock outstanding. Options and warrants exercisable or convertible as of the SO Date or within sixty (60) days thereafter are used in determining each individual’s percentage of shares beneficially owned on the table below. The following table sets forth as of the SO Date, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our Series C Preferred stock, warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Michael McCoy (2)	953,334	1.54%
Alex Minicucci (3)	4,730,000	7.65%
Isaac Blech (4)	3,722,500	6.02%
Cary Sucoff (5)	683,928	1.11%
Patrick Kolenik (6)	483,466	0.78%
William Hernandez (7)	565,743	0.91%
Jerold Rubinstein (8)	83,898	0.14%
Joseph Proto (9)	1,209,640	1.96%
Ka Cheong Christopher Leong (10)	2,845,001	4.60%
David Horin (11)	5,000	0.01%

All directors and executive officers as a group	15,282,510	24.72%
(11 persons)

___________________________________________________
(1)	Unless otherwise noted, the address is c/o The SpendSmart Payments Company 2680 Berkshire Parkway, Suite 130, Des Moines, Iowa 50325.
(2)	Amounts include shares of common stock that would result from the exercise of outstanding vested options to purchase 953,334 shares of our common stock.
(3)	Amounts include shares of common stock that would result from the exercise of outstanding vested options to purchase 132,500 shares of our common stock.
(4)	Amounts include shares of common stock that would result from the exercise of the vested outstanding options and warrants to purchase 2,222,500 shares of our common stock.
(5)	Amounts include shares of common stock that would result from the exercise of vested outstanding options and warrants to purchase 509,580 shares of our common stock.
(6)	Amounts include shares of common stock that would result from the exercise of vested outstanding options and warrants to purchase 415,133 shares of our common stock.
(7)	Amounts include shares of common stock that would result from the exercise of the vested outstanding options to purchase 539,075 shares of our common stock.
(8)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrant to purchase 83,898 shares of our common stock.
(9)	Amounts include shares of common stock that would result from the exercise of the vested outstanding options and warrants to purchase 904,174 shares of our common stock.
(10)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrants/options to purchase 4,982,694 shares of our common stock.
(11)	Amounts include shares of common stock that would result from the exercise of the vested outstanding warrants/options to purchase 5,000 shares of our common stock.

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

On January 9, 2017, the Company issued a Convertible Promissory Note to Isaac Blech, a member of the Company’s board of directors, in the sum of $22,000. The Convertible Promissory Notes bear interest at the rate of 9%, has a six month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes a financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On January 23, 2017, the Company issued a Convertible Promissory Note to Isaac Blech, a member of the Company’s board of directors, in the sum of $100,000. The Convertible Promissory Notes bear interest at the rate of 9%, has a six month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes a financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On February 2, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $62,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On February 27, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $45,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On March 24, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $90,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On April 18, 2017, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $45,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

On November 30, 2016, the Company issued a Convertible Promissory Note to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $100,000. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Note bears interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing.

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

On July 19, 2016, the Company issued the following Convertible Promissory Notes: Joe Proto ($40,000), John Eyler ($40,000), Francis J. Liddy ($20,000), Isaac Blech ($40,000), and Transpac Investments Ltd. ($40,000). All of the individuals listed are members of the board of directors. The Convertible Promissory Notes bear interest at the rate of 9%, have a six month maturity date, and a mandatory conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. Mr. Proto, Mr. Eyler, Jr., Mr. Liddy, and Mr. Blech are all Directors of the Company. Dr. Ka Cheong Christopher Leong, our Director, is the co-founder and President of Transpac).

On November 16, 2015, the Company issued a Convertible Promissory Note to an investor, Windham-BMP Investment I, LLC, in the principal amount of $48,000. The Note features a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Note bears interest at nine percent per annum and has a maturity date of six months. Mr. Proto and Mr. Eyler, Jr., our Directors, are general parter’s of Windham.

On November 13, 2015, the Company issued Convertible Promissory Notes to four investors; Isaac Blech in the principal amount of $34,000, West Charitable Remainder Unitrust in the principal amount of $80,000, River Charitable Remainder Trust in the principal amount of $53,333, and Liberty Charitable Remainder Trust in the principal amount of $40,000. The Notes feature a mandatory conversion feature obligating the holder to participate and apply the principal and interest into a “Qualified Financing” meaning a financing taking place prior to January 31, 2016, wherein the Company receives gross proceeds totaling at least $1,000,000. In the event the entire principal plus accrued interest under this Note is not eligible for conversion into a Qualified Financing, then any remaining balance of this Note shall be converted into restricted common stock at the price of the Qualified Financing and Holder shall receive three (3) times any warrant coverage provided for in the Qualified Financing. The Notes bears interest at nine percent per annum and has a maturity date of six months. Mr. Blech, our Director, has controlling interest inthe aforementioned Trusts.

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

The building that we lease at 805 Aerovista Parkway is owned by Alexander P Minicucci Trust, which is a related party transaction due to the trust being controlled by the Company's former chief executive officer. The Company assumed the lease at or near the time of the asset purchase agreement between the Company and SMS Masterminds/Intellectual Capital at which time the office became the company's corporate headquarters. Mr. Minicucci was our former CEO and Director.

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

Messrs. Blech, Proto, Kolenik, Rubinstein, Eyler, Liddy, and Leong are the only members of the Board of Directors that are considered independent.

Item 14 – Principal Accountant Fees and Services

Principal Accountant Fees and Services

(1)
Audit Fees

Our audit fees for our 10-K for the year ended December 31, 2016 was $73,500 and the March 31, 2016, June 30, 2016, and September 30, 2016 10Q’s were $12,600 each.

Our audit fees for our 10-K for the year ended December 31, 2015 was $93,250 and the March 31, 2015, June 30, 2015, and September 30, 2015 10Q’s were $11,550 each.

	For the Twelve
	Months Ended
	December 31,	December 31,
	2016	2015
Audit Fees	$111,300	$129,900

(2) Audit-Related Fees

There were no fees billed in 2016 and 2015 for assurance and related services by EisnerAmper LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3) Tax Fees

No fees were billed for professional services rendered by EisnerAmper LLP for tax compliance, tax advice, and tax planning for the years ended December 31, 2016 and 2015.

(4) All Other Fees

No aggregate fees were billed for professional services provided by EisnerAmper LLP, other than the services reported in items (1) through (3) for the years ended December 31, 2016 and 2015.

(5) Audit Committee

The registrants Audit Committee approved EisnerAmper LLP’s performance of services on for the audit of the registrant’s annual financial statements for the years ended December 31, 2016 and 2015.

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
10.75 10.76 10.77 10.78 10.79 10.80 10.81 10.82 10.82 10.83 10.84 10.85 10.86 10.87 10.88 10.89 10.90 10.91 10.92
Form of Registration Rights Agreement (25)
Employment Agreement with Kim Petry dated February 19, 2013 (26)
Form of Registration Rights Agreement dated March 20, 2013 (27)
Form of Asset Purchase Agreement dated October 15, 2013 (28)
Employment Agreement with Alex Minicucci dated February 11, 2014 (29)
Form of Subscription Agreement (30)
Form of Subscription Agreement (31)
Form of Subscription Agreement (32)
Form of Subscription Agreement (33)
Form of Private Offering (34)
Form of Private Offering (35)
Form of Private Offering (36)
Form of Private Offering (37)
Form of Private Offering (38)
Form of Private Offering (39)
Form of Promissory Note (40)
Form of Promissory Note (41)
Form of Promissory Note (42)
Form of Promissory Note (43)

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
(25) (26) (27) (28) (29) (30) (31) (32) (33) (34) (35) (36) (37) (38) (39) (40) (41) (42) (43)
Incorporated herein by reference to the registrant’s Form 8-K filed on December 6, 2012
Incorporated herein by reference to the registrant’s Form 8-K filed on February 21, 2013
Incorporated herein by reference to the registrant’s Form 8-K filed on March 26, 2013
Incorporated herein by reference to the registrant’s Form 8-K filed on October 16, 2013
Incorporated herein by reference to the registrant’s Form 8-K filed on February 14, 2014
Incorporated herein by reference to the registrant’s Form 8-K filed on February 14, 2014
Incorporated herein by reference to the registrant’s Form 8-K filed on February 27, 2014
Incorporated herein by reference to the registrant’s Form 8-K filed on March 6, 2014
Incorporated herein by reference to the registrant’s Form 8-K filed on March 4, 2014
Incorporated herein by reference to the registrant’s Form 8-K filed on April 2, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on May 6, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on May 26, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on June 4, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on July 2, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on July 21, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on September 1, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on October 6, 2015
Incorporated herein by reference to the registrant’s Form 8-K filed on July 20, 2016
Incorporated herein by reference to the registrant’s Form 8-K filed on December 2, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2017
SpendSmart Networks Inc., a Delaware corporation By: /s/ LUKE WALLACE Luke Wallace, Chief Executive Officer (Principal Executive Officer)

Power of Attorney

We, the undersigned directors and/or officers of SpendSmart Networks, Inc., a Delaware corporation, hereby severally constitute and appoint Luke Wallace acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done that such Transition Report on Form 10-K and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ LUKE WALLACE	Chief Executive Officer	May 16, 2017
Luke Wallace

/s/ BRETT SCHNELL	Chief Financial Officer and Treasurer	May 16, 2017
Brett Schnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ ISAAC BLECH	Director	May 16, 2017
Isaac Blech

/s/ PATRICK KOLENIK	Director	May 16, 2017
Patrick Kolenik

/S/ JOSEPH PROTO	Director	May 16, 2017
Joseph Proto

/s/ KA CHEONG CHRISTOPHER LEONG	Director	May 16, 2017
Ka Cheong Christopher Leong

/s/ JOHN EYLER	Director	May 16, 2017
John Eyler