Form 10-Q
period 2017-03-31
SPENDSMART NETWORKS, INC.
filed 2017-06-02
CIK 1062273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 25, 2017 there were 45,075,571 shares outstanding of the issuer’s common stock, par value $0.001 per share.

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

PART I: Financial Information

Item 1 – Financial Statements

SPENDSMART NETWORKS, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,320	$74,523
Accounts receivable, net of allowance for doubtful accounts of $669,461 at March 31, 2017 and $629,461 at December 31, 2016	332,204	292,368
Customer short-term notes receivable, net of allowance for doubtful accounts of $749,638 at March 31, 2017, and $767,138	17,037	26,850
at December 31, 2016
Other current assets	10,778	24,901
Total current assets	545,339	418,642

Long-term assets:
Customer long-term notes receivable, net of allowance for doubtful accounts of $400,901 at March 31, 2017, and $399,401	5,987	15,264
at December 31, 2016
Property and equipment, net of accumulated depreciation of $1,396,223 on March 31, 2017 and December 31, 2016	-	-
Intangible assets, net of accumulated amortization of $833,001 on March 31, 2017 and $819,082 on December 31, 2016	385,081	399,000
Other assets	18,273	18,273

TOTAL ASSETS	$954,680	$851,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes	$1,829,963	$1,494,174
Note payable, former CEO	65,000	65,000
Accounts payable and accrued liabilities	1,994,691	1,997,667
Accrued interest payable	124,883	66,242
Deferred revenue	740,196	748,774
Derivative liabilities - conversion option	44,659	88,242
Derivative liabilities - warrants	1,433,181	1,366,898
Total current liabilities	6,232,573	5,826,997

Stockholders' deficit:
Series C Preferred; $0.001 par value; 4,299,081 shares authorized; 3,443,061 and 3,443,061 shares issued and outstanding as of	3,444	3,444
March 31, 2017 and December 31, 2016, respectively
Common stock; $0.001 par value; 300,000,000 shares authorized; 42,075,571 and 41,975,571 shares issued and outstanding as of	42,076	41,976
March 31, 2017 and December 31, 2016, respectively
Additional paid-in capital	94,721,131	94,438,312
Accumulated deficit	(100,044,544)	(99,459,550)
Total stockholders' deficit	(5,277,893)	(4,975,818)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$954,680	$851,179

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2017	2016
Revenues:
Mobile Marketing / Licensing	$1,470,828	$1,430,385
Total revenues	1,470,828	1,430,385

Operating expenses:
Selling and marketing	123,475	98,022
Personnel related	1,233,204	1,463,930
Mobile Platform Processing	225,595	308,914
Amortization of intangible assets	13,919	48,285
General and administrative	314,600	703,162
Bad debt	35,211	26,526
Total operating expenses	1,946,004	2,648,839

Loss from operations	(475,176)	(1,218,454)

Non-operating income (expense):
Interest income	3,882	14,319
Interest expense	(74,211)	(62,192)
Amortization of debt discount	(16,789)	(267,028)
Loss on extinguishment of debt	-	(288,618)
Inducement for exercise of warrants	-	(3,560,958)
Change in fair value of derivatives	(22,700)	503,284
Total non-operating income (loss)	(109,818)	(3,661,193)

Net loss	$(584,994)	$(4,879,647)

Basic and diluted net loss per share	$(0.01)	$(0.15)

Basic and diluted weighted average common shares outstanding used in computing net income (loss) per share	42,038,904	31,725,292

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 2017
(unaudited)

	Series C Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of December 31, 2016	3,443,061	$3,444	-	$-	41,975,571	$41,976	$94,438,312	$(99,459,550)	$(4,975,818)
Issuance of common stock for interest	-	-	-	-	100,000	100	1,900	-	2,000
Stock based compensation from stock options and warrants	-	-	-	-	-	-	280,919	-	280,919
Net loss	-	-	-	-	-	-	-	(584,994)	(584,994)
Balance as of March 31, 2017	3,443,061	$3,444	-	$-	42,075,571	$42,076	$94,721,131	$(100,044,544)	$(5,277,893)

See accompanying notes to unaudited condensed consolidated financial statements.

SPENDSMART NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(584,994)	$(4,879,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	110,365
Amortization of intangible asset	13,919	48,285
Amortization of debt discount	16,789	269,028
Stock-based compensation	280,919	433,180
Issuance of common stock for services	2,000	132,247
Change in fair value of derivatives	22,700	(503,284)
Accrued interest expenses on notes payable	58,641	71,739
Inducement for exercise of warrants	-	3,560,958
Extinguishment of convertible debt	-	288,618
Provision for bad debt	35,211	26,526
Changes in operating assets and liabilities:
Accounts receivable	(83,925)	(144,426)
Customer short-term notes receivable	20,191	47,231
Customer long-term notes receivable	7,777	77,258
Deferred revenue	(8,578)	(90,133)
Prepaid insurance	14,123	3,675
Accounts payable and accrued liabilities	(2,976)	(411,127)
Net cash used in operating activities	(208,203)	(959,507)

Cash flows from investing activities:
Software development costs	-	(179,647)
Payment of deferred acquisition payable-Intellectual Capital Mgmt, LLC	-	(10,000)
Net cash used in investing activities	-	(189,647)

Cash flows from financing activities:
Net proceeds from warrant exercises related to tender offer	-	1,179,252
Repayment of notes payable	-	(70,262)
Repayment of notes to former CEO	-	(35,000)
Repayment of convertible notes	-	(200,000)
Proceeds from issuance of convertible debt	319,000	-
Net cash provided by financing activities	319,000	873,990

Net increase (decrease) in cash and cash equivalents	110,797	(275,164)

Cash and cash equivalents at beginning of the period	74,523	470,341
Cash and cash equivalents at end of the period	$185,320	$195,177

Non-cash Investing and Financing Activities:
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

SPENDSMART NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

SpendSmart Networks, Inc. is a Delaware corporation (“the Company”).  The Company brings value added products and mobile marketing solutions to consumers, merchants, businesses and government organizations.  The Company is a publicly traded company trading on the OTCQB under the symbol “SSPC.”  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SpendSmart Networks, Inc., a California corporation (SpendSmart-CA). All material intercompany balances and transactions have been eliminated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.  Operating results for the three-month periods ended March 31, 2017 and 2016 are not necessarily indicative of results to be expected for a full year.

2. Liquidity and Going Concern

As of December 31, 2016, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through March 31, 2017 and have yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited consolidated financial statements as of and for the period ended March 31, 2017 does not contain any adjustments for this uncertainty.

The Company is currently exploring other financing means to raise additional required capital which may include the sale of shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in consummating additional financing. This description of our future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy securities.

3. Reclassification

Certain reclassifications were made to the 2016 financial statement presentation to conform to the 2017 financial statement presentation.

4. Summary of Significant Accounting Policies

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

Debt discount and issuance costs

Debt issuance costs, including the value of warrants issued in connection with debt financing and fees or costs paid to lender are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of that debt.

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

Property and Equipment

Property and equipment had been recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to five years). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the three months ended March 31, 2017 and 2016 was $0. Property and equipment has been fully depreciated as of March 31, 2017.

Software Capitalization

The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”. ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended.  We capitalized $0 and $179,646, respectively, in software development related to programming and coding for new product development for the three months ended March 31, 2017 and 2016, respectively.  Software amortization expense for the three months ended March 31, 2017 and 2016 was $0 and $110,365, respectively. As of March 31, 2017 all software costs have been fully amortized.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There has not been any impairment recorded during the quarters ended March 31, 2017 or 2016.

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

Derivatives - Warrant Liability

The Company accounts for the common stock warrants granted and still outstanding as of March 31, 2017 in connection with certain financing transactions (“Transactions”) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the Transactions has been estimated using a Monte Carlo simulation.

The Company accounts for certain of its outstanding warrants issued in fiscal 2010, 2012 and 2013 (“2010 Warrants,” “2012 Warrants” and “2013 Warrants, respectively) as derivative liabilities. These warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized gains of $0 and $0 in the fair value of derivatives for the three months ended March 31, 2017 and 2016, respectively. These derivative liabilities which arose from the issuance of these warrants resulted in an ending balance of derivative liabilities of $0 as of March 31, 2017 and December 31, 2016, and expired in 2016.

The Company accounts for certain of its outstanding warrants issued in fiscal 2016 (“2016 Warrants”) as derivative liabilities. The 2016 Warrants were determined to be ineligible for equity classification due to provisions of the respective instruments that may result in an adjustment to their conversion or exercise prices. The Company recognized a loss of $66,283 and a gain of $503,105 in the fair value of these derivatives for the three months ended March 31, 2017 and 2016, respectively. These derivative liabilities which arose from the issuance of the 2016 Warrants resulted in an ending balance of derivative liabilities of $1,433,181 and $1,366,898 as of March 31, 2017 and December 31, 2016, respectively.

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

The Convertible Notes issued during the year ended December 31, 2016 and 2015 are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price, as defined in the agreement, in the event the Company subsequently issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for a price less than the current conversion price. The Company bifurcated and accounted for the conversion option in accordance with ASC 815 as a derivative liability.

The Company’s derivative liability has been measured at fair value at March 31, 2017 using a Monte-Carlo Simulation. Inputs into the model require estimates, including such items as estimated volatility of the Company’s stock, estimated probabilities of additional financing, risk-free interest rate, and the estimated life of the financial instruments being fair valued. In addition, since the conversion price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was also incorporated into the valuation calculation.

The Company recognized gains of $43,583 and $179 in the fair value of derivatives for the three months ended March 31, 2017 and 2016, respectively. These derivative liabilities which arose from the issuance of the convertible notes resulted in an ending balance of derivative liabilities of $44,659 and $88,242 as of March 31, 2017 and December 31, 2016, respectively. Subsequent changes to the fair value of the derivative liabilities will continue to require adjustments to their carrying value that will be recorded as other income (in the event that their value decreases) or as other expense (in the event that their value increases). The fair value of these liabilities is estimated using Monte Carlo pricing models that are based on the individual characteristics of the Company’s warrants, preferred and common stock, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2017 and December 31, 2016 is as follows:

Date of Valuation	March 31, 2017	December 31, 2016
Stock Price	0.02	0.02
Volatility (Annual)	142%	140%
Number of assumed financings	1	1
Total shares outstanding	42,475,571	41,975,571
Strike Price	0.01	0.01
Risk-free Rate	1.34%	1.34%
Maturity Date	7/15/2019	7/15/2019
Expected Life	N/A	N/A

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s conversion option derivative that are categorized within Level 3 of the fair value hierarchy as of March 31, 2017 and December 31, 2016 is as follows:

Date of Valuation	March 31, 2017	December 31, 2016
Stock Price	0.02	0.02
Volatility (Annual)	48%	140%
Strike Price	N/A	N/A
Risk-free Rate	1.33%	1.40%
Maturity Date	7/7/2017	5/5/2017

At March 31, 2017 and December 31, 2016, the estimated Level 3 fair values of the liabilities measured on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3

Earn out liability	$-	$-	$-	$-
Warrant derivative liability	1,433,181	-	-	1,433,181
Conversion option derivative liability	44,659	-	-	44,659
Total	$1,477,840	$-	$-	$1,477,840

		Fair Value Measurements at December 31, 2016:

	Carrying Value	Level 1	Level 2	Level 3

Earn out liability	$-	$-	$-	$-
Warrant derivative liability	1,366,898	-	-	1,366,898
Conversion option derivative liability	88,242	-	-	88,242
Total	$1,455,140	$-	$-	$1,455,140

The following tables present the activity for Level 3 liabilities for the three months ended March 31, 2017:

Fair Value Measurements Using Level 3 Inputs

		Conversion
	Warrant	Option
	Derivative Liability	Derivative Liability	Earn-out Liability	Total
Balance - December 31, 2016	$1,366,898	88,242	-	$1,455,140
Additions during the period	-	-	-	-
Total (gains) or losses include in net loss	66,283	(43,583)	-	22,700
Settlements during the period	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance - March 31, 2017	$1,433,181	44,659	-	$1,477,840

Advertising

The Company expenses advertising costs as incurred. The Company has no existing arrangements under which the Company provides or receives advertising services from others for any consideration other than cash. Advertising expenses (primarily in the form of Internet direct marketing) totaled $67,421 and $31,809 for the three months ended March 31, 2017 and 2016, respectively.

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

Intangible assets

Intangible assets currently consist of intellectual property/technology acquired in business combinations under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight line method over the estimated useful lives of 10 years.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. Amortization of intangible assets was $13,919 and $48,285 for the three months ended March 31, 2017 and 2016, respectively.

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

5. Accounts Receivable, Short-Term and Long-Term Notes Receivable

Management reviews accounts receivable, short-term and long-term notes receivable on a monthly basis to determine if any receivables are potentially uncollectible. An allowance for doubtful accounts is determined based on a combination of historical experience, length of time outstanding, customer credit worthiness, and current economic trends. We recorded a bad debt expense of $35,211 during the three months ended March 31, 2017 and wrote off uncollectable accounts during the three months ended March 31, 2017 in the amount of $11,211. As of March 31, 2017, the Company has recorded an allowance for doubtful accounts of $1,820,000.

Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  The Company charges interest rates on notes receivable averaging 13%.  The Company recorded $3,882 in interest income for the three months ended March 31, 2017.

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

	March 31, 2017

	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	766,675	406,888	749,638	400,901	17,037	5,987
Accounts Receivable	1,001,665	-	669,461	-	332,204	-

	December 31, 2016

	Gross		Reserve		Net
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Customer Notes Receivable	793,988	414,665	767,138	399,401	26,850	15,264
Accounts Receivable	921,829	-	629,461	-	292,368	-

The roll forward of the allowance for doubtful accounts related to notes receivable and accounts receivable is as follows:

	Notes Receivable Reserve		Accounts Receivable Reserve
	Current	Long-Term	Current
Balance at December 31, 2016	$767,138	$399,401	$629,461
Incremental (Reduction in) Provision	(10,378)	1,500	44,089
Recoveries	-	-	-
Charge offs	(7,122)	-	(4,089)
Balance at March 31, 2017	$749,638	$400,901	$669,461

The allowance for doubtful accounts as a percentage of total receivables was approximately 84% as of March 31, 2017 and approximately 84% as of December 31, 2016.

6. Common Stock and Warrants

Common stock

During the three months ended March 31, 2017, the Company issued 100,000 shares of common stock and recognized $2,000 expense for services rendered.

During the three months ended March 31, 2016, the company issued 1,669,205 shares of common stock and recognized expense of $132,247 for services rendered.

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

7. Convertible Promissory Notes

During the three months ended March 31, 2017, the Company issued five Convertible Promissory Notes aggregating $319,000 to related parties. The Convertible Promissory Notes bear an interest at the rate of 9%, have a six month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. We recorded $3,815 in interest expense for the three months ended March 31, 2017.

During the year ended December 31, 2016, the Company issued two Convertible Promissory Notes to the Daniel Jonathan Blech Trust DTD 9/01/2005 in the amount of $100,000 each. Mr. Blech, a member of the Company’s board of directors, is the trustee. The Convertible Promissory Notes bear interest at the rate of 9% has six-month maturity date, and a voluntary conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. We recorded $5,817 in interest expense for the three months ended March 31, 2017.

On July 19, 2016, the Company issued the following Convertible Promissory Notes: Joe Proto ($40,000), John Eyler ($40,000), Francis J. Liddy ($20,000), Isaac Blech ($40,000), and Transpac Investments Ltd. ($40,000). All of the individuals listed are members of the board of directors. The Convertible Promissory Notes bear interest at the rate of 9%, have a six month maturity date, and a mandatory conversion into an upcoming financing in the event the Company closes the financing and receives gross proceeds totaling at least $200,000. The conversion rate will be at the same terms of the financing. We recorded $4,050 in interest expense for the three months ended March 31, 2017.

During the year ended December 31, 2015, the Company closed on a private offering and issued and six 9% Convertible Promissory Notes with principal amounts of $300,000, $262,500, $275,000, $75,000, $50,000, and $150,0000 (the “Notes”) and warrants to purchase 400,002, 350,002, 366,667, 66,667, 100,001, and 200,001 shares of the Company’s common stock (the “Warrant”), respectively. The Company also agreed to provide piggy-back registration rights to the holders of the Units. The Notes have a term of twelve (12) months, pay interest semi-annually at 9% per annum and can be voluntarily converted by the holder into shares of common stock at an exercise price of $0.75 per share, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Notes. In addition, if the Company issues or sells common stock at a price below the conversion price then in effect, the conversion price of the Notes shall be adjusted downward to such price but in no event shall the conversion price be reduced to a price less than $0.50 per share. The Warrants have an exercise price of $0.75 per share and have a term of four years. The holders of the Warrants may exercise the Warrants on a cashless basis for as long as the shares of common stock underlying the Warrants are not registered on an effective registration statement. The relative fair value ascribed to the 1,483,340 warrants issued was approximately $337,118 and was recorded to additional paid-in capital. The embedded conversion feature was bifurcated and accounted for as a derivative liability at approximately $393,000 on the day of issuance.  The remaining proceeds were allocated based on the relative fair value of the debt and the warrant, and accordingly, approximately $730,520 of debt discount was recorded and was amortized over the initial term of the debt using the effective interest method. These notes were modified in second quarter 2016 and again in fourth quarter 2016. See below for further discussion.

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

8. Convertible Preferred Stock

Series A Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had 0 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) outstanding.

Series B Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had 0 shares of Series B convertible preferred stock (“Series B Stock”) outstanding.

Series C Convertible Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had 3,443,061 shares of Series C convertible preferred stock (“Series C Stock”) outstanding that were issued to investors for $3.00 per share.  No shares of Series C Stock converted to common shares during the three months ended March 31, 2017.

9. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months ended March 31, 2017 and 2016 due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented:

	For the three months ended March 31,
	2017	2016
Convertible notes	91,498,100	4,645,054
Common stock options	30,846,946	17,088,129
Investor warrants	37,806,931	37,960,774
Compensation warrants	1,285,000	2,098,333
Excluded potentially dilutive securities	161,436,977	61,792,290

10. Stockholders’ Equity

Stock Options and Warrants

Warrant activity (including warrants issued to investors and for consulting and advisory services) for the three months ended March 31, 2017 and 2016 was as follows:

	For the three months ended
	March 31,
	2017	2016
Beginning balance outstanding	39,818,347	26,397,410
Warrants issued during the period:
Expired during the period	(726,416)	(546,667)
Exercised during the period	-	(12,270,853)
In connection with tender offer exercise	-	26,479,217
Ending balance outstanding	39,091,931	40,059,107

Stock option activity during the following periods was as follows:

	For the three months ended
	March 31,
	2017	2016
Beginning balance outstanding	26,865,017	10,337,113
Options issued during the period	4,698,759	6,836,016
Options expired during the period	(716,830)	(85,000)
Ending balance outstanding	30,846,946	17,088,129

The numbers and exercise prices of all options and warrants outstanding at March 31, 2017 are as follows:

Shares Issuable	Weighted Average Exercise Price	Expiration Fiscal Period
652,516	7.85	2nd Qtr, 2017
536,500	1.14	3rd Qtr, 2017
1,162,088	6.45	4th Qtr, 2017
10,000	6.60	1st Qtr, 2018
755,000	0.26	4th Qtr, 2018
36,973,317	0.31	1st Qtr, 2019
1,850,007	0.44	2nd Qtr, 2019
1,309,002	0.92	3rd Qtr, 2019
2,603,000	1.15	4th Qtr, 2019
8,273,172	0.15	1st Qtr, 2020
1,475,789	0.18	4th Qtr, 2020
3,288,713	0.12	1st Qtr, 2021
1,427,605	0.09	2nd Qtr, 2021
1,189,668	0.06	3rd Qtr, 2021
3,600,407	0.02	4th Qtr, 2021
4,698,759	0.02	1st Qtr, 2022
133,334	7.05	4th Qtr, 2022
69,938,877	0.47

Stock-based Compensation

Results of operations for the three months ended March 31, 2017 and 2016 include stock based compensation costs totaling $280,919 and $433,180, respectively, all of which was charged to personnel related expenses.

For purposes of accounting for stock based compensation, the fair value of each option and warrant award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. Compensation expense is recognized over the service period. The following weighted average assumptions were utilized for the calculations during the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31,
	2017	2016
Expected life (in years)	2.50 years	2.874 years
Weighted average volatility	202.30%	108.81%
Forfeiture rate	26.07%	13.58%
Risk-free interest rate	1.38%	.96%
Expected dividend rate	0.00%	0.00%

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

In February 2017, the Company modified 7,888,172 in outstanding stock options to our former CEO upon his resignation. The new terms extended the exercise date to February 10, 2020 and accelerated vesting on any unvested options. The cancellation and reissuance of these stock options was treated as a modification under ASC 718 and, accordingly, total stock-based compensation expense related to these awards increased $128,807 during the three months ended March 31, 2017.

As of March 31, 2017, $231,130 of total unrecognized compensation cost related to unvested stock based compensation arrangements is expected to be recognized over a weighted-average period of 15.5 months.

11. Notes Payable

On August 26, 2015, the Company entered into a Business Promissory Note and Security Agreement with Bank of Lake Mills for the principal sum of $200,000 and a daily interest rate of 0.22%. The total repayment amount including interest and principal was $244,637 to be paid pro-rata weekly ending February 22, 2016. For the three months ended March 31, 2016, we recorded interest expense related to the note of $4,947 and we paid approximately $70,262 in principal repayments related to the Note. As of February 25, 2016, the note had been fully repaid.

12. Due to Related Party

On August 14, 2015 and September 28, 2015, the Company entered into Loan Agreements with Alex Minicucci, our former CEO, for the principal sum of $65,000 and $35,000, respectively. The Loans include an interest rate of 7%. The $35,000 Loan was repaid in February 2016. For the year three months ended March 31, 2017 and 2016, we recorded interest expense related to the loans of $1,132 and $1,343, respectively. The Company extended the terms related to the $65,000 loan to May 10, 2017.

13. Subsequent Events

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue

The Company had total revenues of $1,470,828 and $1,430,385 for the three months ended March 31, 2017 and 2016, respectively.

Our revenues increased $40,443 over the prior year due to increased licensee onboarding compared to the first quarter of 2016.

Selling and marketing expenses

Selling and marketing expenses were $123,475 and $98,022 for the three months ended March 31, 2017 and 2016, respectively. The increase of $25,453 was mostly due to our continued focus on marketing efforts on those territories where we had a better opportunity to expand into immediately.

Personnel related expenses

Personnel related expenses were $1,233,204 and $1,463,930 for the three months ended March 31, 2017 and 2016, respectively. This amounted to a decrease of $230,726 or a 15.8% decrease.  Overall decreases in personnel related expenses were due to lower stock compensation expense of approximately $215,000 together with lower payroll costs. Other personnel related expenses include employer taxes, employee benefits and other employee related costs.

Processing expenses

Processing expenses were $225,595 and $308,914 for the three months ended March 31, 2017 and 2016, respectively. This resulted in a decrease of $83,319 or a 27.0% decrease. Decreases in processing expenses were the result of our lower subscription server costs.

Amortization of intangible assets

Amortization of intangible assets was $13,919 and $48,285 for the three months ended March 31, 2017 and 2016, respectively.  This resulted in a decrease of $34,366, due to the majority of our intangible assets being fully amortized as of December 31, 2016.

General and administrative expenses

General and administrative expenses totaled $314,600 and $703,162 for the three months ended March 31, 2017 and 2016, respectively. This resulted in a decrease of $388,562 or a 55.3% decrease. We had increases in insurance expense during the quarter offset by decreases in investor relations consulting, software amortization, and travel.

Bad debt expense

Bad debt expenses totaled $35,211 and $26,526 for the three months ended March 31, 2017 and 2016, respectively.  We recorded bad debt write-offs due to non-performing accounts.

Comparison of Non-operating Income and Expense for the Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, net interest income totaled $3,882 and $14,319, respectively. This was due to the lowered remaining balances on our financed accounts.

For the three months ended March 31, 2017 and 2016, interest expense totaled $74,211 and $62,192, respectively. This related to our convertible notes and our notes payable financings outstanding.

For the three months ended March 31, 2017 and 2016, amortization of debt discount totaled $16,789 and $267,028, respectively. This decrease was due to the convertible notes financings in 2017.

For the three months ended March 31, 2017 and 2016, we recognized a loss on extinguishment of debt of $0 and $288,618, respectively. This decrease was due to the convertible notes modifications in 2016 compared to no modifications in 2017.

For the three months ended March 31, 2017 and 2016, inducement for exercise of warrants expense totaled $0 and $3,650,958, respectively. This decrease was due to the inducement given to exercise warrants in 2016.

During the three months ended March 31, 2017 and 2016, we recognized a loss from the change in the fair value of derivative liabilities of $22,700 and a gain of $503,284, respectively. These derivative liabilities are the fair value of warrants issued in fiscal 2010 with anti-dilution privileges, warrants issued in 2012 with certain registration privileges, warrants issued in 2016 with provisions that adjust conversion or exercise price, and the fair value of the bifurcated conversion options in convertible notes issued in 2015.

Comparison of Net Loss and Net Loss per Share for the Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, our net loss was $584,994 and $4,879,647, respectively. Our basic and diluted net loss per share was $0.01 and $0.15 for the three months ended March 31, 2017 and 2016, respectively. Common stock equivalents and outstanding options and warrants were not included in the calculations due to their effect being anti-dilutive.

Liquidity and Capital Resources

We have primarily financed our operations to date through the sale of unregistered equity. At March 31, 2016, our total current assets were $545,339. Total current liabilities were $6,232,573, long-term liabilities were $0, and our stockholders’ deficit totaled $5,277,893.

We need to raise additional funding through additional financing means and there can be no assurance that we will be successful in raising such funds. This description of our recent financing and our future plans does not constitute an offer to sell or the solicitation of an offer to buy our securities, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

We had an increase in cash for the three month period ended March 31, 2017 of $110,797.  We had cash outlays relating to payments of operating expenses of approximately $208,203 offset by cash provided by issuance of convertible debt of approximately $319,000.

Our cash and cash equivalents balance at March 31, 2017 totaled $185,320.

Going Concern

As of December 31, 2016, the Company’s audited consolidated financial statements included an opinion containing an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern. The Company has continued to incur net losses through March 31, 2017 and have yet to establish profitable operations. These factors among others create a substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements at March 31, 2017 do not contain any adjustments related to the outcome of this uncertainty.

The Company is currently exploring other financing means to raise additional required capital which may include the sale of shares of the Company’s preferred or common stock. All additional amounts raised will be used for our future investing and operating cash flow needs. However, there can be no assurance that we will be successful in consummating additional financing. This description of our future plans for financing does not constitute an offer to sell or the solicitation of an offer to buy our securities.

Contractual Obligations

With the exception of employment agreements and lease agreements described elsewhere herein, we have no outstanding contractual obligations through the date of this report that are not cancellable at our Company’s option.

Critical Accounting Policies Involving Management Estimates and Assumptions

There were no changes from our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2017. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

Based on management's evaluation as of March 31, 2017, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of March 31, 2017 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred since the year ended December 31, 2016 for the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
June 2, 2017

By: /s/ BRETT SCHNELL
Brett Schnell, Chief Financial Officer
June 2, 2017